Form 10-K405
period 1999-12-31
ALAMOSA PCS HOLDINGS INC; ALAMOSA PCS INC; ALAMOSA DELAWARE GP LLC; ALAMOSA WISCONSIN GP LLC; ALAMOSA WISCONSIN LIMITED PARTNERSHIP; TEXAS TELECOMMUNICATIONS LP
filed 2000-03-24
CIK 1097722, 1101375, 1101376, 1101378, 1101380, 1101381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

                        COMMISSION FILE NUMBER: 005-58523

                           ALAMOSA PCS HOLDINGS, INC.
                                ALAMOSA PCS, INC.
                            ALAMOSA DELAWARE GP, LLC
                            ALAMOSA WISCONSIN GP, LLC
                      ALAMOSA WISCONSIN LIMITED PARTNERSHIP
                          TEXAS TELECOMMUNICATIONS, LP
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       75-2853707
             DELAWARE                                       74-2938804
             DELAWARE                                       74-2938804
             WISCONSIN                                      74-2938804
             WISCONSIN                                      74-2938839
             TEXAS                                          75-2851320
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

       4403 BROWNFIELD HIGHWAY
           LUBBOCK, TEXAS                                      79407
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (806) 722-1100

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     TITLE OF EACH CLASS:                           NAME OF EACH EXCHANGE ON WHICH REGISTERED:
                     -------------------                            ------------------------------------------
ALAMOSA PCS HOLDINGS, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE         NASDAQ NATIONAL MARKET SYSTEM
ALAMOSA PCS HOLDINGS, INC. PREFERRED STOCK PURCHASE RIGHTS                NASDAQ NATIONAL MARKET SYSTEM
ALAMOSA PCS HOLDINGS, INC. 12 7/8% SENIOR DISCOUNT NOTES DUE 2010         AMERICAN STOCK EXCHANGE

                         -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    NO  X
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         The aggregate market value of the voting stock of the registrant held by non-affiliates, computed by reference to the closing sales price of such stock, as of March 23, 2000 was $1,105,107,252. (For purposes of determination of the foregoing amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

         The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 23, 2000, was 61,354,606 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                                                                PAGE
PART I............................................................................................................2
     ITEM 1.  BUSINESS............................................................................................3
     ITEM 2.  PROPERTIES.........................................................................................28
     ITEM 3.  LEGAL PROCEEDINGS..................................................................................28
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................28
PART II..........................................................................................................29
     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................29
     ITEM 6.  SELECTED FINANCIAL DATA............................................................................33
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...............35
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................52
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................53
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............53
PART III.........................................................................................................54
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................54
     ITEM 11.  EXECUTIVE COMPENSATION............................................................................59
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................65
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................67
PART IV..........................................................................................................70
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................70

                                     PART I

             THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include:

     o forecasts of growth in the number of consumers using wireless personal communications services and in estimated populations;

     o statements regarding our plans for, schedule for and costs of the build-out of our portion of the Sprint PCS network;

     o statements regarding our anticipated revenues, expense levels, liquidity and capital resources, operating losses and projections of when we will launch commercial wireless personal communications service in particular markets; and

     o statements regarding expectations or projections about markets in our territory.

     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     o    our dependence on our affiliation with Sprint PCS;

     o the ability of Sprint PCS to alter fees paid or charged to us under our affiliation agreements;

     o the need to successfully complete the build-out of our portion of the Sprint PCS network on our anticipated schedule;

     o    our limited operating history and anticipation of future losses;

     o    our dependence on Sprint PCS's back office services;

     o    potential fluctuations in our operating results;

     o our potential need for additional capital or the need for refinancing existing indebtedness;

     o our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

     o    changes or advances in technology;

     o    our competition; and

     o    our ability to attract and retain skilled personnel.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.

     Alamosa is a holding company for our operating subsidiaries. Alamosa PCS, Inc., Alamosa Wisconsin GP, LLC, Alamosa Wisconsin Limited Partnership, Alamosa Delaware GP, LLC, and Texas Telecommunications, LP are all subsidiaries of Alamosa. These subsidiaries have fully and unconditionally guaranteed, jointly and severally, on a senior subordinated, unsecured basis, the obligations of Alamosa in connection with our sale of Alamosa's senior 12 7/8% discount notes due 2010.

    ITEM 1. BUSINESS.

    References in this annual report on Form 10-K to Alamosa as a provider of wireless personal communications services or similar phrases generally refer to our building, owning and managing our portion of the Sprint PCS network pursuant to our affiliation agreements with Sprint PCS. Sprint PCS holds the spectrum licenses and controls the network through its agreements with us.

    All references contained in this annual report on Form 10-K to resident population and residents are based on projections of year-end 1999 population counts calculated by applying the annual growth rate from 1990 to 1998 to estimates of 1998 population counts compiled by the U.S. Census Bureau.

OVERVIEW

    Alamosa is a provider of wireless personal communication services, commonly referred to as PCS, in the southwestern and midwestern United States. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates such as us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital wireless personal communications services under the Sprint and Sprint PCS brand names in a territory primarily located in Texas, New Mexico, Arizona, Colorado and Wisconsin with approximately 8.4 million residents. We are a development stage company with very limited operations, very limited revenues, significant losses, substantial future capital requirements and an expectation of continued losses.

    We launched Sprint PCS service in Laredo in June 1999, and have since commenced service in ten additional markets: Albuquerque, Santa Fe, El Paso, Las Cruces, Lubbock, Amarillo, Midland, Odessa, Abilene and San Angelo. Our systems cover approximately 2.7 million residents out of approximately 3.9 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territory. As of December 31, 1999, 31,876 Sprint PCS subscribers were based in our territory.

OUR BACKGROUND

    We were formed in July 1998 as a Texas limited liability company. Prior to the closing of our initial public offering in February 2000, we were comprised of Alamosa PCS LLC, a Texas limited liability company, Alamosa Wisconsin Limited Partnership, a Wisconsin limited partnership, and a 99.75% owned subsidiary of Alamosa PCS LLC, and Texas Telecommunications, LP, a Texas limited partnership, and wholly-owned subsidiary of Alamosa PCS LLC. Immediately prior to the closing of our initial public offering, we reorganized the business into a holding company structure. The members of Alamosa PCS LLC received shares of common stock of Alamosa PCS Holdings, Inc. in the same proportion to their membership interests in Alamosa PCS, LLC.

    Alamosa PCS Holdings, Inc., a Delaware corporation, was formed in October 1999 to operate as a holding company. Texas Telecommunications, LP was formed in December 1999. In connection with our reorganization, Texas Telecommunications, LP received the assets of Alamosa PCS LLC related to operations in the southwest United States and operated the business of Alamosa PCS LLC. Alamosa PCS, Inc. held a 99% limited partnership interest in Texas Telecommunications, LP. Alamosa Delaware GP, LLC, a wholly-owned subsidiary of Alamosa PCS, Inc., held a 1% general partnership interest in Texas Telecommunications, LP.

    Alamosa Wisconsin Limited Partnership was formed in December 1999. In connection with our reorganization, Alamosa Wisconsin Limited Partnership received the assets of Alamosa PCS, LLC related to operations in Wisconsin. After the reorganization, Alamosa Wisconsin Limited Partnership commenced our business operations in Wisconsin. Alamosa PCS, Inc. holds a 98.75% voting limited partnership interest and Chibardun Telephone Cooperative, Inc., a rural telephone company in Wisconsin, owns a 0.25% non-voting limited partnership interest in Alamosa Wisconsin Limited Partnership. Alamosa Wisconsin GP, LLC, a wholly-owned subsidiary of Alamosa PCS, Inc., holds a 1% general partnership interest in Alamosa Wisconsin Limited Partnership.

OUR RELATIONSHIP WITH SPRINT PCS

    Sprint is a diversified telecommunications service provider whose principal activities include:

     o    long distance service;

     o    local service;

     o    wireless telephone products and services;

     o    product distribution and directory publishing activities; and

     o    other telecommunications activities, investments and alliances.

    Sprint PCS is a wholly-owned operating unit of Sprint and operates the only 100% digital wireless personal communications services network in the United States with licenses to provide service nationwide using a single technology. Sprint PCS has licenses to provide wireless service to an area containing over 270 million residents located throughout the United States, including Puerto Rico and the U.S. Virgin Islands. The Sprint PCS network uses code division multiple access technology nationwide.

STRATEGIC RELATIONSHIP WITH SPRINT PCS

    We are one of the largest affiliates of Sprint PCS based on the resident population in our territory, and our territory adjoins several major Sprint PCS markets. The build-out of our territory will significantly extend Sprint PCS's coverage in the southwestern and midwestern United States. Due to our relationship with Sprint PCS, we benefit from:

    Brand Recognition. We market products and services directly under the Sprint and Sprint PCS brand names. We benefit from the recognizable Sprint and Sprint PCS brand names and national advertising as we open markets. We offer pricing plans, promotional campaigns and handset and accessory promotions of Sprint PCS.

    Existing Distribution Channels. We benefit from relationships with major national retailers who distribute Sprint PCS products and services under existing Sprint PCS contracts. These national retailers have approximately 470 retail outlets in our territory. Furthermore, we will benefit from sales made by Sprint PCS to customers in our territory through its national telemarketing sales force, national account sales team and Internet sales capability. These existing distribution channels provide immediate access to customers as our services become available in their area. For more information on our distribution plan, see "-- Sales and Distribution."

    Sprint PCS's National Network. We offer access to Sprint PCS's wireless network. Sprint PCS's network offers service in 280 major metropolitan areas across the country. We expect to derive additional revenue from Sprint PCS when its customers based outside of our territory roam on our portion of the Sprint PCS network.

    High Capacity Network. Sprint PCS built its network around code division multiple access digital technology, which we believe provides advantages in capacity, voice-quality, security and handset battery life. For more information on the benefits of this technology, see "-- Technology -- Code Division Multiple Access Technology."

    Sprint PCS's Licensed Spectrum. Sprint PCS has invested approximately $100 million to purchase the wireless personal communications services licenses in our territory and to pay costs to remove sources of microwave signals that interfere with the licensed spectrum, a process generally referred to as microwave clearing.

    Better Equipment Availability and Pricing. We expect to be able to acquire handsets and network equipment more quickly and at a lower cost than we would without our affiliation with Sprint PCS. For example, Sprint PCS will use commercially reasonable efforts to obtain for us the same discounted volume-based pricing on wireless-related products and warranties as Sprint PCS receives from its vendors.

    Established Back Office Support Services. We have contracted with Sprint PCS to provide critical back office services, including customer activation, handset logistics, billing, customer care and network monitoring services. Because we do not have to establish and operate our own systems, we are able to accelerate our market launches and capitalize upon Sprint PCS's economies of scale.

    Access to the Sprint PCS Wireless Web. We support the recently announced Sprint PCS Wireless Web service in our portion of the Sprint PCS network. For more information on the Sprint PCS Wireless Web, see "-- Products and Services -- Access to the Sprint PCS Wireless Web."

    Statements in this annual report on Form 10-K regarding Sprint or Sprint PCS are derived from information contained in our affiliation agreements with Sprint and Sprint PCS and periodic reports and other documents filed with the Securities and Exchange Commission by, or press releases issued by, Sprint and Sprint PCS.

MARKETS

    The following table lists the location, basic trading area number, whether the network coverage has been launched, frequency, megahertz of spectrum, estimated total residents and estimated covered residents for each of the markets that comprise our territory under our affiliation agreements with Sprint PCS. The number of estimated covered residents does not represent the number of Sprint PCS subscribers that we expect to be based in our territory. As of December 31, 1999, we had 31,876 Sprint PCS subscribers.

                                                                                                 ESTIMATED        ESTIMATED
                                        BTA        LAUNCHED?                       MHZ OF          TOTAL           COVERED
             LOCATION                  NO.(1)      YES/NO(2)      FREQUENCY       SPECTRUM      RESIDENTS(3)    RESIDENTS(4)
------------------------------------   -------    ------------   ------------    -----------    -------------   --------------
ARIZONA
Flagstaff, AZ.......................    144           No              B              30             118,000          77,000
Las Vegas, NV(Arizona Side)(5)......    245           No              A              30             139,000          83,000
Phoenix, AZ(5)......................    347           No              B              30               7,000           7,000
Prescott, AZ........................    362           No              B              30             157,000         103,000
Sierra Vista/Douglas, AZ............    420           No              B              30             115,000          92,000
Tucson, AZ(5).......................    447           No              B              30               5,000           5,000
Yuma, AZ............................    486           No              B              30             137,000         117,000
                                                                                                -----------     -----------
     SUBTOTAL.......................                                                                678,000         484,000

CALIFORNIA
El Centro/Calexico, CA..............    124           No              A              30             151,000         101,000
San Diego, CA(5)....................    402           No              A              30               5,000           5,000
                                                                                                -----------     -----------
     SUBTOTAL.......................                                                                156,000         106,000

COLORADO
Colorado Springs, CO(5).............    089           No              A              30              17,000          17,000
Grand Junction, CO..................    168           No              A              30             242,000         145,000
Pueblo, CO..........................    366           No              A              30             304,000         184,000
                                                                                                  ---------     -----------
     SUBTOTAL.......................                                                                563,000         346,000

MINNESOTA
Minneapolis/St. Paul, MN(5).........    298           No              A              30              84,000          52,000
                                                                                                -----------     -----------
     SUBTOTAL.......................                                                                 84,000          52,000

NEW MEXICO
Albuquerque, NM.....................    008           Yes             D              10             812,000         544,000
Carlsbad, NM........................    068           No              D              10              55,000          18,000
Clovis, NM..........................    087           No              B              30              77,000          55,000
Farmington, NM/Durango, CO..........    139           No              D              10             200,000          82,000
Gallup, NM..........................    162           No              D              10             139,000          46,000
Hobbs, NM...........................    191           No              B              30              56,000          42,000
Las Cruces, NM......................    244           Yes             D              10             251,000         209,000
Roswell, NM.........................    386           No              D              10              81,000          26,000
Santa Fe, NM........................    407           Yes             D              10             213,000         142,000
                                                                                                -----------     -----------
     SUBTOTAL.......................                                                              1,884,000       1,164,000

TEXAS
Abilene, TX.........................    003           Yes             B              30             258,000         172,000
Amarillo, TX........................    013           Yes             B              30             405,000         255,000
Big Spring, TX......................    040           No              B              30              34,000          28,000
Del Rio/Eagle Pass, TX..............    121           No              A              30             121,000          79,000
El Paso, TX.........................    128           Yes            D/E             20             787,000         652,000
Laredo, TX..........................    242           Yes             A              30             223,000         185,000
Lubbock, TX.........................    264           Yes             B              30             400,000         251,000
Midland, TX.........................    296           Yes             B              30             127,000          80,000
Odessa, TX..........................    327           Yes             B              30             221,000         135,000
San Angelo, TX......................    400           Yes             B              30             164,000         110,000
                                                                                                -----------     -----------
     SUBTOTAL.......................                                                              2,740,000       1,947,000

                                                                                                 ESTIMATED        ESTIMATED
                                        BTA        LAUNCHED?                       MHZ OF          TOTAL           COVERED
             LOCATION                  NO.(1)      YES/NO(2)      FREQUENCY       SPECTRUM      RESIDENTS(3)    RESIDENTS(4)
------------------------------------   -------    ------------   ------------    -----------    -------------   --------------
WISCONSIN
Appleton/Oshkosh, WI................    018           No              A              30             443,000         303,000
Eau Claire, WI......................    123           No              A              30             192,000         120,000
Fond du Lac, WI.....................    148           No              A              30              96,000          65,000
Green Bay, WI.......................    173           No              A              30             345,000         235,000
La Crosse, WI/Winona, MN............    234           No              A              30             312,000         153,000
Madison, WI(5)......................    272           No              A              30             147,000         106,000
Manitowoc, WI.......................    276           No              A              30              83,000          56,000
Milwaukee, WI(5)....................    297           No              A              30              85,000          59,000
Sheboygan, WI.......................    417           No              A              30             111,000          76,000
Stevens Point/Marshfield/
     Wisconsin Rapids, WI...........    432           No              A              30             214,000         120,000
Wausau/Rhinelander, WI..............    466           No              A              30             244,000         102,000
                                                                                                -----------     -----------
     SUBTOTAL.......................                                                              2,272,000       1,395,000

     TOTAL..........................                                                              8,377,000       5,494,000

----------

(1) BTA No. refers to the basic trading area number assigned to that market by the Federal Communications Commission for the purposes of issuing licenses for wireless services.

(2) Launch dates may be affected by a number of factors, including shifts in populations or network focus, changes or advances in technology, acquisition of other markets and delays in market build-out due to reasons identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors: Risks Particular to Alamosa's Operations."

(3) Estimated total residents is based on projections of year-end 1999 population counts calculated by applying the annual growth rate from 1990 to 1998 to estimates of 1998 population counts compiled by the U.S. Census Bureau.

(4) Estimated covered residents are based on our actual or projected network coverage in markets at the launch date using current projections of year-end 1999 population counts calculated by applying the annual growth rate from 1990 to 1998 to estimates of 1998 population counts compiled by the U.S. Census Bureau.

(5) Total residents, covered residents and actual customers for these markets reflect only those residents or customers contained in our territory, not the total residents, covered residents and actual customers in the entire basic trading area.

    Pursuant to our affiliation agreements with Sprint PCS, we have agreed to cover a minimum percentage of the resident population in our territory within specified time periods. We plan to build-out our territory more rapidly than those network build-out requirements. For more information on the network build-out requirements, see "-- Our Affiliation Agreements with Sprint PCS:
The Management Agreement -- Network Build-Out." We believe that our build-out plan is achievable based on our progress to date, the proven digital wireless personal communications services technology we will use to build our portion of the Sprint PCS network and the established standards of Sprint PCS. However, our build-out plan may change for a number of reasons, including those described in footnote (2) to the table above. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements" commencing on page F-1 hereof.

NETWORK OPERATIONS

GENERAL

    The effective operation of our portion of the Sprint PCS network requires:

    o public switched and long distance interconnection;

    o the implementation of roaming arrangements; and

    o the development of network monitoring systems.

    Our network connects to the public switched telephone network to facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Sprint provides preferred rates for long distance services. Through our arrangements with Sprint PCS and Sprint PCS's arrangements with other wireless service providers, Sprint PCS subscribers based in our territory have roaming capabilities on other networks. We have a network monitoring system in our Lubbock switching center where we monitor our portion of the Sprint PCS network during normal business hours. For after hours monitoring, Sprint PCS's Network Operation Center provides 24 hour, seven day a week monitoring of our portion of the Sprint PCS network and notification to our designated personnel. This network monitoring process assists our staff in improving our network reliability without having to staff 24 hours a day.

    As of December 31, 1999, our portion of the Sprint PCS network included 221 base stations and four switching centers. As of December 31, 2000, we anticipate our portion of the Sprint PCS network will include 547 base stations and seven switching centers.

NORTEL EQUIPMENT AGREEMENT

    On December 21, 1998, we entered into a three year agreement with Nortel Networks, Inc., which was amended February 8, 2000, for our network equipment and infrastructure, including switches, base stations and controllers. Pursuant to the amended agreement, Nortel also provides installation and optimization services, such as network engineering and radio frequency engineering, for the equipment and granted to us a nonexclusive license to use all the software associated with the Nortel equipment. During the term of the amended agreement we have committed to purchase $167.0 million of equipment and services from Nortel. Nortel finances these purchases pursuant to the Nortel credit facility described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Description of Our Indebtedness: The Nortel Credit Facility." As of December 31, 1999, we have remaining commitments of $117.6 million to purchase equipment and infrastructure under the amended agreement. We submit purchase orders to Nortel for the equipment and services as needed. Under the amended agreement, we receive a discount on the network equipment and services because of our affiliation with Sprint PCS, but we must pay a premium on any equipment and services financed by Nortel. At December 31, 1999, we were not obligated to pay this premium once we purchased an additional $32.6 million in equipment and infrastructure under this amended agreement. If our affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with our consent, modify the agreement to establish new prices, terms and conditions.

TOWER AGREEMENT WITH SPECIALTY

    In August 1998, we entered into a nonexclusive master site development and lease agreement for tower sites with Specialty Capital Services, Inc., now a subsidiary of American Tower Corporation. Pursuant to the agreement, Specialty arranges for collocation of our equipment, or constructs new facilities, in areas we identify for build-out. Subject to our approval, Specialty provides site acquisition, leasing and construction services and secures zoning, permitting and surveying approvals and licenses for each base station location. The initial term of the master agreement expires in August 2003, with automatic renewal for three additional terms of five years each. We lease all individual tower sites that Specialty provides for an initial term of five years, with automatic renewals at our option for three additional terms of five years each. We pay rental payments to Specialty monthly, in the amounts indicated on each individual leased site schedule, subject to an annual adjustment based on the Consumer Price Index. In any situation where Specialty's rights in a site are derived from a lease with a third party, the terms of our agreement with Specialty, including the lease term, are subordinate to the terms of that lease.

AGREEMENTS WITH CHR SOLUTIONS

    We have entered into a number of agreements with CHR Solutions to perform aspects of our network build-out. CHR Solutions resulted from a merger between Hicks & Ragland Engineering Co., Inc., and Cathey, Hutton & Associates, Inc. effective as of November 1, 1999. Those agreements include the following:

    Engineering Service Contract. Pursuant to an engineering service contract dated July 27, 1998, as amended, CHR Solutions performs design and construction inspection services in connection with the deployment of switching centers and base stations. The term of the contract covers three periods through August 2001, though either party may terminate the agreement for cause before August 2001. We pay CHR Solutions hourly rates for the employees who work on the project as well as the employees' associated expenses. We also pay CHR Solutions for the costs of test equipment and computer usage. The hourly rates and the test equipment and computer usage costs are reviewed and modified by mutual agreement annually until completion of the services or termination of the agreement. A guaranteed maximum fee amount has been set for each period of the contract, and those fees aggregate to approximately $7.0 million, excluding taxes. If the total billing for the project is less than the guaranteed maximum fee amount for the agreement, then we will pay an incentive bonus to CHR Solutions equal to 50% of the difference.

    Data Communications Services Contract. We entered into a data communications services contract with CHR Solutions as of April 9, 1999, for the design and implementation of network interconnection systems for our local area networks and wide area network. Similar to the engineering service contract, we pay CHR Solutions hourly rates and test equipment and computer usage costs, subject to a guaranteed maximum fee amount for the project of $262,040, excluding taxes. The hourly rates and the test equipment and computer usage costs are reviewed and modified by mutual agreement annually until completion of the services or termination of the agreement. If the total billing for the project is less than the guaranteed maximum fee amount, then we will pay an incentive bonus to CHR Solutions equal to 50% of the difference. We may also require additional services during the course of the contract and have been guaranteed a fee not to exceed $50,000 for any of those services. The agreement lasts until the project is completed, unless either CHR Solutions or we terminate it earlier for cause.

    Marketing and Operations Consulting Services Contract. Pursuant to a special service contract, from September 20, 1998 through January 15, 1999, CHR Solutions provided marketing and operations consulting services relating to the setup and operation of our wireless personal communications services system.

    Wisconsin Marketing and Operations Consulting Services Contract. As of October 8, 1999, we entered into a similar marketing and operations consulting services contract with CHR Solutions relating to the setup and operation of the wireless personal communications services system in selected areas in Wisconsin. We pay CHR Solutions hourly rates for the employees who work on the project as well as the employees' associated expenses. We also pay CHR Solutions for the costs of computer usage. The hourly rates and computer usage costs are reviewed and modified by mutual agreement annually until completion of the services or termination of the agreement. The maximum fee for the services is not to exceed $100,000, excluding taxes. The agreement lasts until the project is completed, unless either party terminates it earlier.

    Business Planning and Consulting Services Contracts. Pursuant to a special service contract dated as of October 8, 1999, CHR Solutions provides us with business planning and consulting services and a feasibility study for selected areas of Wisconsin for a fixed fee of $81,000. The agreement lasts until the project is completed, unless either party terminates it earlier.

    We have entered into an additional special service contract with CHR Solutions dated as of October 8, 1999. Pursuant to this contract, CHR Solutions provides us with business planning and consulting services and a feasibility study for additional selected areas in our territory. We pay CHR Solutions hourly rates for the employees who work on the project as well as the employees' associated expenses. We also pay CHR Solutions for the costs of computer usage. The hourly rates and computer usage costs are reviewed and modified by mutual agreement annually until completion of the services or termination of the agreement. The estimated probable cost of the services is $200,000, excluding taxes. The agreement lasts until the project is completed, unless either party terminates it earlier.

    Radio Frequency "Drive Testing" Contract. Pursuant to a special service contract dated as of October 8, 1999, CHR Solutions provides us with "drive testing" to predict the radio frequency propagation characteristics of given areas. We pay CHR Solutions hourly rates for the employees who work on the project as well as the employees' associated expenses. We also pay CHR Solutions for the costs of computer usage. The hourly rates and computer usage costs are reviewed and modified by mutual agreement annually until completion of the services or termination of the agreement. The estimated probable cost of the services is $62,085, excluding taxes. The agreement lasts until the project is completed, unless either party terminates it earlier.

PRODUCTS AND SERVICES

    We offer products and services throughout our territory under the Sprint and Sprint PCS brand names. Our products and services are designed to mirror the service offerings of Sprint PCS and to integrate with the Sprint PCS network. The Sprint PCS service packages we currently offer include the following:

100% DIGITAL WIRELESS NETWORK WITH SERVICE ACROSS THE COUNTRY

    We are part of the largest 100% digital wireless personal communications services network in the country. Sprint PCS customers based in our territory may access Sprint PCS services throughout the Sprint PCS network, which includes more than 4,000 cities and communities across the United States. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS has roaming agreements.

ACCESS TO THE SPRINT PCS WIRELESS WEB

    We support the recently announced Sprint PCS Wireless Web offer in our portion of the Sprint PCS network. The Sprint PCS Wireless Web allows customers with data capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS customers with data capable handsets also have the ability to receive periodic information updates such as stock prices, sports scores and weather reports. Sprint PCS customers with web-browser enabled handsets have the ability to connect to and browse specially designed text-based Internet sites on an interactive basis. Sprint PCS has agreements with Internet providers including Yahoo!, Bloomberg.com, CNN Interactive, Amazon.com, AmeriTrade.com, MapQuest.com and Weather.com to provide services for the Sprint PCS Wireless Web. Sprint PCS offers various pricing options including a fixed number of updates or a bundle of data minutes as add-ons to existing Sprint PCS "Free and Clear" plans or a bundle of minutes for a set price that can be used for either data or voice.

PRICING AND FEATURES

    Sprint PCS's consumer pricing plans are typically structured with:

     o    monthly recurring charges;

     o    large local calling areas;

     o    bundles of minutes; and

     o service features such as voicemail, caller ID, call waiting, call forwarding and three-way calling.

    The increased capacity of code division multiple access technology allows us to market high usage customer plans at per minute rates lower than analog cellular and certain digital providers. All of Sprint PCS's current national plans:

     o include minutes on any portion of the Sprint PCS network with no roaming charges for the customer;

     o    offer advanced features and generally require no long-term contracts;

     o offer a selection of handsets to meet the needs of individual consumers and businesses;

     o    provide a limited-time money back guarantee on Sprint PCS handsets;
          and

     o    provide the first incoming minute free.

    In addition, Sprint PCS's "Free and Clear" calling plans include free long distance calling from anywhere on its national network to anywhere in the United States.

ADVANCED HANDSETS

    We offer a selection of single and dual-band handsets with various advanced features and technology, such as Internet readiness described in "-- Access to the Sprint PCS Wireless Web" above. All handsets are sold under the Sprint and Sprint PCS brand names and are equipped with preprogrammed features such as:

     o    caller ID;

     o    call waiting;

     o    phone books;

     o    speed dial; and

     o    last number redial.

    Code division multiple access single-band/single-mode handsets, weighing approximately five to seven ounces, offer up to five days of standby time and approximately four hours of talk time. We also offer dual-band/dual-mode handsets that allow customers to make and receive calls on both wireless personal communications services and cellular frequency bands with the applicable digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available.

PRIVACY AND SECURITY

    Sprint PCS provides voice transmissions encoded into a digital format with a significantly lower risk of fraud and eavesdropping than on analog-based systems. Sprint PCS customers using dual-band/dual-mode handsets in analog mode do not have the benefit of digital security.

SIMPLE ACTIVATION

    Customers can purchase a Sprint PCS handset at a retail location and activate their service and program the handset by calling Sprint PCS customer care.

CUSTOMER CARE

    Sprint PCS provides customer care services to customers based in our territory under our services agreement. Sprint PCS offers customer care 24 hours a day, seven days a week. Customers can call the Sprint PCS toll-free customer care number from anywhere in the country. All Sprint PCS handsets are preprogrammed with a speed dial feature that allows customers to easily reach customer care at any time.

OTHER SERVICES

    In addition to these services, we may also offer wireless local loop services in our territory, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the Sprint PCS network to take advantage of code division multiple access technology. Sprint PCS conducts ongoing research and development to produce innovative services that are intended to give Sprint PCS a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

ROAMING

SPRINT PCS ROAMING

    Sprint PCS roaming includes both inbound Sprint PCS roaming, when a Sprint PCS subscriber based outside of our territory uses our portion of the Sprint PCS network, and outbound Sprint PCS roaming, when a Sprint PCS subscriber based in our territory uses the Sprint PCS network outside of our territory. Sprint PCS pays us a per minute fee for inbound Sprint PCS roaming. Similarly, we pay a per minute fee to Sprint PCS for outbound Sprint PCS roaming. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS has the discretion to change the per minute rate for Sprint PCS roaming fees.

NON-SPRINT PCS ROAMING

    Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network, and outbound non-Sprint PCS roaming, when a Sprint PCS subscriber based in our territory uses a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our portion of the Sprint PCS network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our portion of the Sprint PCS network, and as part of our collected revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees. When another wireless service provider provides service to one of the Sprint PCS subscribers based in our territory, we pay outbound non-Sprint PCS roaming fees directly to that provider. Sprint PCS, pursuant to our current services agreement with Sprint PCS, then bills the Sprint PCS subscriber for use of that provider's network at rates specified in his or her contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. As a result, we retain the collection risk for outbound non-Sprint PCS roaming fees incurred by the subscribers based in our territory.

MARKETING STRATEGY

    Our marketing strategy is to complement Sprint PCS's national marketing strategies with techniques tailored to each of the specific markets in our territory.

USE SPRINT PCS'S BRAND EQUITY

    We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing and sales effort. From the customers' point of view, they use our portion of the Sprint PCS network and the rest of the Sprint PCS network as a unified national network.

ADVERTISING AND PROMOTIONS

    Sprint PCS promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint PCS's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, advertisement production and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our territory, such as RadioShack, Circuit City and Best Buy. We must pay the cost of specialized Sprint PCS print advertising by third party retailers. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territory.

SPONSORSHIPS

    Sprint PCS is a sponsor of numerous national, regional and local events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events and provide a forum for sales and promotions. Additionally, we have been a sponsor for events and activities in our territory such as:

     o    the Albuquerque Balloon Fest;

     o    the Western Professional Hockey League;

     o    minor league baseball teams;

     o    local school programs;

     o    March of Dimes; and

     o    other charity events.

BUNDLING OF SERVICES

    We expect to take advantage of the complete array of communications services offered by Sprint PCS and Sprint, which may include bundling wireless personal communications services with other Sprint products, such as long distance and Internet access.

SALES FORCE WITH LOCAL PRESENCE

    We have established local sales forces to execute our marketing strategy through direct business-to-business contacts, our company-owned retail stores, local distributors and other channels. In addition, we have targeted maquiladoras, which are factories with locations on both sides of the border, and the numerous college campuses in our territory. Our market teams also participate in local clubs and civic organizations such as the Chamber of Commerce, Rotary and Kiwanis.

SALES AND DISTRIBUTION

    Our sales and distribution plan is designed to exploit Sprint PCS's multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

SPRINT PCS RETAIL STORES

    As of December 31, 1999, we owned and operated 13 Sprint PCS stores and two kiosks at military base locations. These stores provide us with a local presence and visibility in the markets within our territory. Following the Sprint PCS model, these stores are designed to facilitate retail sales, activation, bill collection and customer service, although we currently do not have direct electronic access to Sprint PCS customer care at these stores. We plan to add ten new stores and three kiosks by year-end 2000 and another six new stores and three kiosks by year-end 2001.

SPRINT STORE WITHIN A RADIOSHACK STORE

    Sprint has an exclusive arrangement with RadioShack to install a "store within a store," making Sprint PCS the exclusive brand of wireless personal communications services using CDMA technology in the 1900 MHz spectrum and products sold through RadioShack stores. As of December 31, 1999, RadioShack had approximately 225 stores in our territory.

OTHER NATIONAL THIRD PARTY RETAIL STORES

    In addition to RadioShack, we benefit from the distribution agreements established by Sprint PCS with other national and regional retailers which currently include:

     o    Best Buy;                          o    K-Mart;

     o    Circuit City;                      o    Dillard's;

     o    Office Depot;                      o    Montgomery Ward;

     o    Office Max;                        o    Foley's;

     o    Staples;                           o    Ritz Camera; and

     o    Heilig Meyer;                      o    selected May Company
                                                  department stores.
     o    Target;



As of December 31, 1999, these retailers had approximately 240 stores in our territory.

NATIONAL ACCOUNTS AND DIRECT SELLING

    We participate in Sprint PCS's national accounts program. Sprint PCS has a national accounts team, which focuses on the corporate headquarters of large companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our territory. Our direct sales force targets the employees of these corporations in our territory and contacts other local business clients.

TELEMARKETING

    Sprint PCS provides telemarketing sales when customers call from our territory. As the exclusive provider of Sprint PCS products and services in our market, we will benefit from the national Sprint PCS 1-800-480-4PCS number campaigns that generate call-in leads. These leads are then handled by Sprint PCS's inbound telemarketing group.

ELECTRONIC COMMERCE

    Sprint PCS maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to Sprint PCS's Internet site can order and pay for a handset and select a rate plan. Sprint PCS customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We will recognize the revenues generated by Sprint PCS customers in our territory who purchase products and services over the Sprint PCS Internet site.

SEASONALITY

    Our business is subject to seasonality because the wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

     o the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season;

     o    the timing of new product and service announcements and introductions;

     o    competitive pricing pressures; and

     o    aggressive marketing and promotions.

TECHNOLOGY

GENERAL

    In the commercial wireless communication industry there are two principal services licensed by the Federal Communications Commission for transmitting two-way, real time voice and data signals: "cellular" and wireless "personal communications services." In addition, enhanced specialized mobile radio service, a new but not yet widely used technology, also allows for interconnected two-way real time voice and data services. The Federal Communications Commission licenses these applications, each of which operates in a distinct radio frequency block. Cellular, which uses the 800 MHz frequency block, was the original form of widely-used commercial wireless voice communications. Cellular systems are predominantly analog-based, but over the last several years cellular operators have started to use digital service in the 800 MHz frequency block. Digital services have been deployed, as a complement to the analog based services, in most of the major metropolitan markets.

    In 1993, the Federal Communications Commission allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from traditional analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based systems send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital systems convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital systems also achieve greater frequency reuse than analog systems resulting in greater capacity than analog systems. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

    Wireless communications systems, whether wireless personal communications services or cellular, are divided into multiple geographic coverage areas, known as "cells." In both wireless personal communications services and cellular systems, each cell contains a transmitter, a receiver and signaling equipment, known as the "base station." The base station is connected by microwave or landline telephone lines to a switch that uses computers to control the operation of the cellular or wireless personal communications services system. The system:

     o controls the transfer of calls from cell to cell as a subscriber's handset travels;

     o    coordinates calls to and from handsets;

     o    allocates calls among the cells within the system; and

     o connects calls to the local landline telephone system or to a long distance carrier.

    Wireless communications providers establish interconnection agreements with local exchange carriers and interexchange carriers, thereby integrating their system with the existing landline communications system. Because the signal strength of a transmission between a handset and a base station declines as the handset moves away from the base station, the switching office and the base station monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another base station where the signal strength is stronger.

    Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The Federal Communications Commission has not mandated a universal air interface protocol for wireless personal communications services systems. Wireless personal communications systems operate under one of three principal air interface protocols, code division multiple access, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, commonly referred to as GSM. Time division multiple access and global system for mobile communications are both time division multiple access systems but are incompatible with each other. The code division multiple access system is incompatible with both global system for mobile communications and time division multiple access systems. Accordingly, a subscriber of a system that utilizes code division multiple access technology is unable to use a code division multiple access handset when traveling in an area not served by code division multiple access-based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular system in that area. The same issue would apply to users of time division multiple access or global system for mobile communications systems. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

CODE DIVISION MULTIPLE ACCESS TECHNOLOGY

    Sprint PCS's network and its affiliates' networks all use digital code division multiple access technology. We believe that code division multiple access provides important system performance benefits such as:

    Greater capacity. We believe, based on studies by code division multiple access manufacturers, that code division multiple access systems can provide system capacity that is approximately seven to ten times greater than that of current analog technology and approximately three times greater than time division multiple access and global system for mobile communications systems.

    Privacy and security. One of the benefits of code division multiple access technology is that it combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

    Soft hand-off. Code division multiple access systems transfer calls throughout the code division multiple access network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new base station while maintaining a connection with the base station currently in use. Code division multiple access networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, time division multiple access and global system for mobile communications networks use a "hard hand-off" and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations.

    Simplified frequency planning. Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity. Unlike time division multiple access and global system for mobile communications based systems, code division multiple access based systems can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

    Longer battery life. Due to their greater efficiency in power consumption, code division multiple access handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

    While code division multiple access has the inherent benefits discussed above, time division multiple access networks are generally less expensive when overlaying existing analog systems since the time division multiple access spectrum usage is more compatible with analog spectrum planning. In addition, global system for mobile communications technology, unlike code division multiple access, allows multi-vendor equipment to be used in the same network. This, along with the fact that the global system for mobile communications technology is currently more widely used throughout the world than code division multiple access, provides economies of scale for handset and equipment purchases. A standards process is also underway which will allow wireless handsets to support analog, time division multiple access and global system for mobile communications technologies in a single unit. Currently, there are no plans to have code division multiple access handsets that support either the time division multiple access or global system for mobile communications technologies.

COMPETITION

    Competition in the wireless communications services industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national wireless providers such as:

     o    Nextel Communications, Inc.;

     o    AT&T Wireless Services, Inc.;

     o the company that will result from the pending merger between Bell Atlantic Corp. and GTE Corp.; and

     o Bell Atlantic Corp.-GTE Corp.'s recently announced partnership with Vodafone AirTouch Plc.

     We also compete with regional wireless providers. The principal regional wireless competitors are:

     o SBC Communications Inc. and Ameritech Corporation, its wholly-owned subsidiary;

     o    VoiceStream Wireless Corporation; and

     o    United States Cellular Corporation.

     Furthermore, a number of wireless service providers compete with us on a local basis, such as:

     o    Airadigm Communications;

     o    Poka Lambro PCS, Inc.; and

     o    Amarillo CellTelCo.

    We also face competition from resellers, which provide wireless services to customers but do not hold Federal Communications Commission licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public. The Federal Communications Commission currently requires all cellular and wireless personal communications services licensees to permit resale of carrier services to a reseller.

    In addition, we compete with existing communications technologies such as paging, enhanced specialized mobile radio service dispatch and conventional landline telephone companies in our markets. Potential users of wireless personal communications services systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

    In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable systems. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

    Many of our competitors have access to more licensed spectrum than the 10 MHz licensed to Sprint PCS in New Mexico and Durango and the 20 MHz licensed to Sprint PCS in El Paso. Among other things, increased spectrum allows for higher call volume and fewer dropped calls. Cellular service providers have licenses covering 25 MHz of spectrum, and three competing wireless personal communications services providers have licenses to use 30 MHz in New Mexico. Except for New Mexico (10 MHz), Durango (10 MHz) and El Paso (20 MHz), Sprint PCS has licenses to use 30 MHz of spectrum throughout our territory.

    Many of our competitors have significantly greater financial and technical resources and subscriber bases than we do. AT&T Wireless has over 11 million subscribers and the recent partnership of Bell Atlantic-GTE and Vodafone AirTouch has over 19 million combined subscribers. Some of our competitors also have established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. Wireless personal communications services operators will likely compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS. Recently, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to larger competitors over time. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

    Over the past several years the Federal Communications Commission has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with Sprint PCS services. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of:

     o the strength of the Sprint and Sprint PCS brand names, services and features;

     o    the size of our territory;

     o    the location of our markets;

     o    our network coverage and reliability;

     o    customer care; and

     o    pricing.

Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

     o    new services and technologies that may be introduced;

     o    changes in consumer preferences;

     o    demographic trends;

     o    economic conditions; and

     o    discount pricing strategies by competitors.

INTELLECTUAL PROPERTY

    The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint and Sprint PCS brand names, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territory. Under the terms of the trademark and service mark license agreements with Sprint and Sprint PCS, we do not pay a royalty fee for the use of the Sprint and Sprint PCS brand names and Sprint service marks.

    Except in certain instances and other than in connection with the national distribution agreements, Sprint PCS has agreed not to grant to any other person a right or license to use the licensed marks in our territory. In all other instances, Sprint PCS reserves the right to use the licensed marks in providing its services within or without our territory.

    The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Item 1. Business -- Our Affiliation Agreements with Sprint PCS: The Trademark and Service Mark License Agreements" for more information on this topic.

ENVIRONMENTAL COMPLIANCE

    Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures arise in connection with standards compliance or permits which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been material to our financial statements or to our operations and are not expected to be material in the future.

EMPLOYEES

    As of December 31, 1999, we employed 182 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

OUR AFFILIATION AGREEMENTS WITH SPRINT PCS

    Our four major agreements with Sprint and Sprint PCS, are:

     o    the management agreement;

     o    the services agreement; and

     o two trademark and service mark license agreements with different Sprint entities.

    We entered into one set of these four major agreements with Sprint and Sprint PCS for our territory in the southwestern part of the United States and we entered into another set of these four major agreements for our territory in Wisconsin. The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS and the consent and agreement with Nortel modifying the Sprint PCS management agreement. Unless otherwise indicated below, the description of our affiliation agreements applies to the affiliation agreements for both of our territories.

    Under our affiliation agreements with Sprint PCS, we have the exclusive right to provide wireless services under the Sprint and Sprint PCS brand names in our territory. We have recently amended our affiliation agreements with Sprint PCS to include additional markets in our territory. Sprint PCS holds the spectrum licenses and controls the network through its agreements with us. Our affiliation agreements with Sprint PCS require us to interface with the Sprint PCS wireless network by building our portion of the Sprint PCS network to operate on the 10, 20 or 30 MHz of wireless personal communications services frequencies licensed to Sprint PCS in the 1900 MHz range. The management agreement has an initial term of 20 years with three 10-year renewal options, which would lengthen the contract to a total term of 50 years. The three 10-year renewal terms automatically occur unless we or Sprint PCS provide the other with two years prior written notice to terminate the agreements or unless we are in material default of our obligations under the agreements.

    In addition, we have entered into a consent and agreement with Sprint PCS and Nortel that modifies the management agreement for the benefit of Nortel and the holders of any refinancing of the Nortel indebtedness. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Consent and Agreement for the Benefit of the Holders of the Nortel Financing." Also, Sprint PCS has agreed to propose modifications to the management agreement, and perhaps the other affiliation agreements, to enhance our ability to obtain financing for our territory.

OUR AFFILIATION AGREEMENTS WITH SPRINT PCS:  THE MANAGEMENT AGREEMENT

    Under our management agreement with Sprint PCS, we have agreed to:

     o own, construct and manage a wireless personal communications services network in our territory in compliance with Federal Communications Commission license requirements and other technical requirements contained in the management agreement;

     o    distribute Sprint PCS products and services;

     o    use Sprint PCS's and our own distribution channels in our territory;

     o    conduct advertising and promotion activities in our territory; and

     o manage that portion of Sprint PCS's customer base assigned to our territory.

    Sprint PCS will supervise our wireless personal communications services network operations and has the right to unconditional access to our portion of the Sprint PCS network, including the right to test and monitor any of our facilities and equipment.

EXCLUSIVITY

    We are designated as the only person or entity that can manage or operate a wireless personal communications services network for Sprint PCS in our territory. Sprint PCS is prohibited from owning, operating, building or managing another wireless communications network in our territory while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Sprint PCS is permitted to make national sales to companies in our territory and, as required by the Federal Communications Commission, to permit resale of the Sprint PCS products and services in our territory. The management agreement prohibits us from interfering with others who resell Sprint PCS products and services in our territory. If Sprint PCS decides to expand the geographic size of our build-out, Sprint PCS must provide us with written notice of the proposed expansion. We have a 90 day right of first refusal to build-out the proposed area. If we choose not to build-out of the proposed area, then Sprint PCS may build-out the area itself or allow another Sprint PCS network partner to do so.

NETWORK BUILD-OUT

    The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed to cover a specified percentage of the population within each of the markets which make up our territory by specified dates. Our current build-out plan will satisfy the network build-out requirements set forth in the management agreement. If technically feasible and commercially reasonable, we have agreed to provide for a seamless handoff of a call initiated in our territory to a neighboring Sprint PCS network. The management agreement requires us to reimburse Sprint PCS one-half of the microwave clearing costs for our territory.

PRODUCTS AND SERVICES

    The management agreement identifies the products and services that we can offer in our territory. These services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint PCS's sole determination, consumer confusion with Sprint PCS's products and services. We also cannot sell non-Sprint PCS products and services if it would hamper our build-out of the network. Under the Wisconsin management agreement, if Sprint PCS begins to offer nationally a product or service that we already offer, then that product or service will be considered to be a Sprint PCS product or service.

    We may also sell services such as specified types of long distance service, Internet access, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint-owned local exchange carrier as the exclusive distributor or Sprint PCS approves the terms and conditions. Sprint does not own the local exchange carrier in a majority of the markets in our territory.

NATIONAL SALES PROGRAMS

    We must participate in the Sprint PCS sales programs for national sales to customers, and will pay the expenses and receive the compensation from Sprint PCS sales to national accounts located in our territory. We must use Sprint's long distance service, which we can buy at the best prices offered to comparably situated Sprint customers.

SERVICE PRICING, ROAMING AND FEES

    We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS's "Free and Clear" plans. We are permitted to establish our own local price plans for Sprint PCS's products and services offered only in our territory, subject to Sprint PCS's approval. We are entitled to receive a weekly fee from Sprint PCS equal to 92% of "collected revenues" for all obligations under the management agreement, adjusted by the cost of customer services provided by Sprint PCS. "Collected revenues" include revenue from Sprint PCS subscribers based in our territory and inbound non-Sprint PCS roaming. Sprint PCS will retain 8% of the collected revenues. Outbound non-Sprint PCS roaming revenue, inbound and outbound Sprint PCS roaming fees, proceeds from the sales of handsets and accessories, proceeds from sales not in the ordinary course of business, amounts collected with respect to taxes and, for our Wisconsin territory only, proceeds from sales of our products and services, are not considered collected revenues. Except in the case of taxes, we will retain 100% of these revenues. Many Sprint PCS subscribers purchase bundled pricing plans that allow Sprint PCS roaming anywhere on the Sprint PCS network without incremental Sprint PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside our territory enters our territory and uses our services. We will earn revenue from Sprint PCS based on a per minute rate established by Sprint PCS when Sprint PCS's or its affiliates' subscribers roam on our portion of the Sprint PCS network. Similarly, we will pay the same rate for every minute Sprint PCS subscribers who are based in our territory use the Sprint PCS network outside our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS's third party roaming agreements.

VENDOR PURCHASE AGREEMENTS

    We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint PCS receives from its vendors. Sprint PCS will use commercially reasonable efforts to obtain for us the same prices as Sprint PCS receives from its vendors.

ADVERTISING AND PROMOTIONS

    Sprint PCS uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising at no additional cost to us. In addition to Sprint

PCS's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territory.

PROGRAM REQUIREMENTS

    We must comply with Sprint PCS's program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint PCS will use commercial reasonableness to adjust the program requirements for cities located within our territory that have a population of less than 100,000. Sprint PCS can adjust the program requirements at any time. We have the right to appeal to management of Sprint PCS if adjustments to program requirements will:

     o cause us to incur a cost exceeding 5% of the sum of our stockholders' equity plus our outstanding long term debt; or

     o cause our operating expenses on a per-unit basis using a ten year time frame to increase by more than 10% on a net present value basis.

    If Sprint PCS denies our appeal and we fail to comply with the program adjustment, Sprint PCS has the termination rights described below.

NON-COMPETITION

    We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint PCS. Within our territory we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS.

INABILITY TO USE NON-SPRINT PCS BRAND

    We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

TRANSFER OF SPRINT PCS NETWORK

    Sprint PCS can sell, transfer or assign its wireless personal communications services network to a third party if the third party agrees to be bound by the terms of the management agreement and the services agreement.

CHANGE IN CONTROL

    Sprint PCS must approve a change in control of Alamosa, but this consent cannot be unreasonably withheld.

RIGHTS OF FIRST REFUSAL

    Sprint PCS has rights of first refusal, without further stockholder approval, to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of the Sprint PCS network.

TERMINATION OF MANAGEMENT AGREEMENT

    The management agreement can be terminated as a result of the following events:

     o    termination of Sprint PCS's spectrum licenses;

     o    an uncured breach under the management agreement;

     o    bankruptcy of a party to the management agreement;

     o the management agreement not complying with any applicable law in any material respect; or

     o the termination of either of the trademark and service mark license agreements.

     The termination or non-renewal of the management agreement triggers some of our rights and those of Sprint PCS. The right of either party to require the other to purchase or sell the operating assets is discussed below.

     If we have the right to terminate the management agreement because of an event of termination caused by Sprint PCS, generally we may:

     o require Sprint PCS to purchase all of our operating assets used in connection with our portion of the Sprint PCS network for an amount equal to at least 80% of our Entire Business Value as defined below;

     o in all areas in our territory where Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date we terminate the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave clearing costs paid by Sprint PCS or 9% of our Entire Business Value; or

     o choose not to terminate the management agreement and sue Sprint PCS for damages or submit the matter to arbitration.

See "Item 1. Business -- Markets" for a listing of our markets in which Sprint PCS is currently the licensee for 20 MHz or more of the spectrum.

    If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by us, generally Sprint PCS may:

     o require us, without further stockholder approval, to sell our operating assets to Sprint PCS for an amount equal to 72% of our Entire Business Value;

     o require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or 10% of our Entire Business Value;

     o take any action as Sprint PCS deems necessary to cure our breach of the management agreement, including assuming responsibility for, and operating, our portion of the Sprint PCS network; or

     o not terminate the management agreement and sue us for damages or submit the matter to arbitration.

NON-RENEWAL

    If Sprint PCS gives us timely notice that it does not intend to renew the management agreement, we may:

     o require Sprint PCS to purchase all of our operating assets used in connection with our portion of the Sprint PCS network for an amount equal to 80% of our Entire Business Value; or

     o in all areas in our territory where Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date we terminate the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or 10% of our Entire Business Value.

    If we give Sprint PCS timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement expires with neither party giving a written notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

     o purchase all of our operating assets, without further stockholder approval, for an amount equal to 80% of our Entire Business Value; or

     o require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of either the original cost to Sprint PCS of the license plus any microwave clearing costs paid by Sprint PCS or 10% of our Entire Business Value.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors: Risks Related to our Relationship with Sprint PCS -- Provisions of our affiliation agreements with Sprint PCS may diminish our value and restrict the sale of our business" for a discussion of possible effects of this part of the management agreement.

DETERMINATION OF ENTIRE BUSINESS VALUE

    If the Entire Business Value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines:

     o the Entire Business Value is based on the price a willing buyer would pay a willing seller for the entire on-going business;

     o then-current customary means of valuing a wireless telecommunications business will be used;

     o the business is conducted under the Sprint and Sprint PCS brands and our affiliation agreements with Sprint PCS;

     o that we own the spectrum and frequencies presently owned by Sprint PCS and subject to our affiliation agreements with Sprint PCS; and

     o the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and those businesses will not be included in the sale.

    The rights and remedies of Sprint PCS outlined in the management agreement resulting from an event of termination of the management agreement have been materially amended by the consent and agreement as discussed below.

INSURANCE

    We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under the management agreement and who are reasonably acceptable to Sprint PCS, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

INDEMNIFICATION

    We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under this agreement, except we will not indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint PCS's violation of any law and from Sprint PCS's breach of any representation, warranty or covenant contained in this agreement or any other agreement between Sprint PCS and us, except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

DISPUTE RESOLUTION

    If the parties cannot resolve any dispute between themselves and the management agreement itself does not provide a remedy, then either party may require that any dispute be resolved by a binding arbitration.

OUR AFFILIATION AGREEMENTS WITH SPRINT PCS: THE SERVICES AGREEMENT

    The services agreement outlines various back office services provided by Sprint PCS and available to us for an adjustment to our 92% fee. Sprint PCS can change the amount of adjustment for any or all of the services one time in any twelve month period. We have the option to cancel a service upon notification of a fee increase, and if we decide to cancel the service, then Sprint PCS, at our option, must continue to provide that service for nine months at the original price. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-territory fees. Sprint PCS offers three packages of available services. Each package identifies which services must be purchased from Sprint PCS and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must all be purchased from Sprint PCS or none may be purchased from Sprint PCS. We have chosen to initially delegate the performance of these services to Sprint PCS but may develop an independent capability with respect to these services over time. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint PCS in connection with any other business or outside our territory. We may discontinue use of any service upon three months' prior written notice, while Sprint PCS must give nine months notice if it will no longer offer any service.

    We have agreed with Sprint PCS to indemnify each other as well as officers, directors, employees and other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the negligence or willful misconduct of the person seeking to be indemnified or its representatives. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement, and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

OUR AFFILIATION AGREEMENTS WITH SPRINT PCS: THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

    We have non-transferable licenses to use, at no additional cost to us, the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our territory of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS's enforcement of their respective rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's or Sprint PCS's abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy or the management agreement is terminated. However, Sprint and Sprint PCS can assign their interests in the licensed marks to a third party if that third party agrees to be bound by the terms of the trademark and service mark license agreements.

REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

    The Federal Communications Commission can have a substantial impact upon entities that manage wireless personal communications services systems and/or provide wireless personal communications services because the Federal Communications Commission regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States.

    The Federal Communications Commission has promulgated, and is in the process of promulgating, a series of rules, regulations and policies to, among other things:

     o grant or deny licenses for wireless personal communications services frequencies;

     o grant or deny wireless personal communications services license renewals;

     o rule on assignments and/or transfers of control of wireless personal communications services licenses;

     o govern the interconnection of wireless personal communications services networks with other wireless and wireline service providers;

     o    establish access and universal service funding provisions;

     o impose fines and forfeitures for violations of any of the Federal Communications Commission's rules; and

     o regulate the technical standards of wireless personal communications services networks.

    The Federal Communications Commission currently prohibits a single entity from having a combined attributable interest, of 20% or greater interest in any license, in broadband wireless personal communications services, cellular and specialized mobile radio, commonly referred to as SMR, licenses totaling more than 45 MHz in any geographic area. The 45 MHz cap is raised to 55 MHz for cellular spectrum in rural areas. The 20% cap is raised to 40% where the relevant single entity is a small business or a rural telephone company. The geographic area at issue is the PCS licensed service area, where there can be significant overlap involving 10% or more of the population in the geographic area.

TRANSFERS AND ASSIGNMENTS OF WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSES

    The Federal Communications Commission must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications services license. This means that our stockholders and we will receive advance notice of any and all transactions involved in transferring control of Sprint PCS or the assignment of some or all of the wireless personal communications services licenses held by Sprint PCS. The Federal Communications Commission proceedings afford our stockholders and us an opportunity to evaluate proposed transactions well in advance of closing, and to take actions necessary to protect our interests. Non-controlling interests in an entity that holds a wireless personal communications services license or operates wireless personal communications services networks generally may be bought or sold without prior Federal Communications Commission approval. In addition, a recent Federal Communications Commission order requires only post-consummation notification of pro forma assignments or transfers of control.

CONDITIONS OF WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSES

    All wireless personal communications services licenses are granted for ten year terms conditioned upon timely compliance with the Federal Communications Commission's build-out requirements. Pursuant to the Federal Communications Commission's build-out requirements, all 30 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to one-third of the population within five years and to two-thirds of the population within ten years, and all 10 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population within five years or make a showing of "substantial service" within that five year period. If the build-out requirements are not met, wireless personal communications services licenses could be forfeited. The Federal Communications Commission also requires licensees to maintain control over their licenses. Our affiliation agreements with Sprint PCS reflect a management agreement that the parties believe meets the Federal Communications Commission requirements for licensee control of licensed spectrum. If the Federal Communications Commission were to determine that our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be modified, the agreements may be terminated pursuant to their terms. The Federal Communications Commission could also impose monetary penalties on Sprint PCS, and possibly revoke one or more of the Sprint PCS licenses.

WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSE RENEWAL

    Wireless personal communications services licensees can renew their licenses for additional ten year terms. Wireless personal communications services renewal applications are not subject to auctions. However, under the Federal Communications Commission's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The Federal Communications Commission's rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications services renewal applicant has:

     o    provided "substantial service" during its license term; and

     o substantially complied with all applicable laws and Federal Communications Commission rules and policies.

    The Federal Communications Commission's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The Federal Communications Commission's renewal expectancy and procedures make it very likely that Sprint PCS will retain the wireless personal communications services licenses managed by us for the foreseeable future.

INTERCONNECTION

    The Federal Communications Commission has the authority to order interconnection between commercial mobile radio services, commonly referred to as CMRS, providers and any other common carrier. The Federal Communications Commission has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Using these new rules, we will assist Sprint PCS in the negotiation of interconnection agreements for the Sprint PCS network in our market area with all of the major regional Bell operating companies, GTE and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a state-wide basis. If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The Federal Communications Commission rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the Sprint PCS systems with local, national and international telecommunications networks. They will also determine the nature and amount of revenues we and Sprint PCS can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

OTHER FEDERAL COMMUNICATIONS COMMISSION REQUIREMENTS

    In June 1996, the Federal Communications Commission adopted rules that prohibit broadband wireless personal communications services providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002. The Federal Communications Commission is also considering whether wireless providers should be required to offer unbundled communications capacity to resellers who intend to operate their own switching facilities. These existing resale requirements and their expiration may somewhat affect the number of resellers competing with Sprint PCS and its managers and affiliates in various markets. However, to date, wireless resellers have not significantly impacted wireless service providers. Any losses in retail customers have been offset, in major part, by increases in wireless customers, traffic and wholesale revenues.

    The Federal Communications Commission also adopted rules in June 1996 that require local exchange and most commercial mobile radio services providers, to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. The Federal Communications Commission requires most commercial mobile radio service providers to implement wireless service provider number portability where requested in the 100 largest metropolitan areas in the United States by November 24, 2002. Most commercial mobile radio services providers are required to implement nationwide roaming by November 24, 2002 as well. The Federal Communications Commission currently requires most commercial mobile radio services providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund. Implementation of wireless service provider number portability will require wireless personal communications services providers like us and Sprint PCS to purchase more expensive switches and switch upgrades. However, it will also enable existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which should make it easier for wireless personal communications services providers to market their services to existing cellular users.

    The Federal Communications Commission has adopted rules permitting broadband wireless personal communications services and other commercial mobile radio services providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers. This creates new markets and revenue opportunities for Sprint PCS and its managers and affiliates and other wireless providers, and may do so increasingly in future years. In June 1996, the Federal Communications Commission adopted rules requiring broadband wireless personal communications services and other commercial mobile radio services providers to implement enhanced emergency 911 capabilities within 18 months after the effective date of the Federal Communications Commission's rules. In December 1997, the Federal Communications Commission revised these rules to extend the compliance deadline for phase I until October 1, 1998 and for phase II until October 1, 2001 for digital commercial mobile radio services providers to ensure access for customers using devices for the hearing-impaired. The Federal Communications Commission recently extended the phase I compliance deadline to January 1, 1999. Further waivers of the enhanced emergency 911 capability requirements may be obtained by individual service providers by filing a waiver request. The Federal Communications Commission's waivers and extensions are enabling us, Sprint PCS and other commercial mobile radio services industry members to delay emergency 911 implementation until the required equipment becomes more functional and less expensive. However, at a more reasonable future cost, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

    On June 10, 1999, the Federal Communications Commission initiated a regulatory proceeding seeking comment from the public on a number of issues related to competitive access to multiple-tenant buildings, including the following:

     o the Federal Communications Commission's tentative conclusion that the Communications Act of 1934, as amended, requires utilities to permit telecommunications service providers access to rooftop and other rights-of-way in multiple tenant buildings under just, reasonable and nondiscriminatory rates, terms and conditions; and

     o whether building owners that make access available to a telecommunications service providers should be required to make access available to all other telecommunications service providers on a nondiscriminatory basis, and whether the Federal Communications Commission has the authority to impose such a requirement.

    This proceeding could affect the availability and pricing of sites for our antennae and those of our competitors.

COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT

    The Communications Assistance for Law Enforcement Act, or CALEA, enacted in 1994 requires wireless personal communications services and other telecommunications service providers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. Wireless personal communications services providers must comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, and with recently adopted additions by September 30, 2001. Wireless personal communications services providers must comply with the CALEA capacity requirements by March 12, 2001. At present, most wireless personal communications services providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements, but several bills pending in Congress may expand reimbursement rights if they are enacted. In addition, the Federal Bureau of Investigation has been discussing with the industry options for reducing or waiving CALEA compliance requirements in geographic areas with minimal or nonexistent electronic surveillance needs.

    In addition, the Federal Communications Commission is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon Sprint PCS and its managers and affiliates and other wireless entities. However, it is possible that some of these costs will be reduced or delayed if current law enforcement or legislative initiatives are adopted and implemented during 2000 or thereafter.

OTHER FEDERAL REGULATIONS

    Sprint PCS and its managers and affiliates must bear the expense of compliance with Federal Communications Commission and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, Federal Communications Commission environmental regulations may cause some of our base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act. The Federal Communications Commission is required to implement this Act by requiring service providers to meet land use and radio frequency standards.

REVIEW OF UNIVERSAL SERVICE REQUIREMENTS

    The Federal Communications Commission and the states are required to establish "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The Federal Communications Commission has determined that the Sprint PCS's "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the Federal Communications Commission's rules. At the present time it is not possible to predict the extent of the Sprint PCS total federal and state universal service assessments or its ability to recover from the universal service fund. However, some wireless entities are seeking state commission designation as "eligible telecommunications carriers," enabling them to receive federal and state universal service support, and are preparing to compete aggressively with wireline telephone companies for universal service revenue. Because we manage substantial rural areas for Sprint PCS, we are likely to receive revenues in the future from federal and state universal service support funds that are much greater than the reductions in our revenues due to universal service contributions paid by Sprint PCS.

PARTITIONING; DISAGGREGATION

    The Federal Communications Commission has modified its rules to allow broadband wireless personal communications services licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties. These rules may enable us to purchase wireless personal communications services spectrum from Sprint PCS and other wireless personal communications services licensees as a supplement or alternative to the existing management arrangements.

WIRELESS FACILITIES SITING

    States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of those services. In addition, so long as a wireless system complies with the Federal Communications Commission's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for Sprint PCS and its managers and affiliates and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays. The Federal Communications Commission is considering numerous requests for preemption of local actions affecting wireless facilities siting.

EQUAL ACCESS

    Wireless providers are not required to provide equal access to common service providers for toll services. This enables us and Sprint PCS to generate additional revenues by reselling the toll services of Sprint PCS and other interexchange carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll service providers subject to certain conditions.

STATE REGULATION OF WIRELESS SERVICE

    Section 332 of the Communications Act preempts states from regulating the rates and entry of commercial mobile radio service providers. Section 332 does not prohibit a state from regulating the other terms and conditions of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters. However, states may petition the Federal Communications Commission to regulate those providers and the Federal Communications Commission may grant that petition if the state demonstrates that:

     o market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

     o when commercial mobile radio service is a replacement for landline telephone service within the state.

To date, the Federal Communications Commission has granted no such petition. To the extent Sprint PCS and its managers and affiliates provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

    ITEM 2. PROPERTIES.

    Our headquarters are located in Lubbock, Texas and we lease space in a number of locations, primarily for our Sprint PCS stores, base stations and switching centers. As of December 31, 1999, we had 15 retail stores and four switching centers. As of December 31, 1999, we leased space on 248 towers and owned one tower. We collocate with other wireless service providers on approximately 37% of our towers. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

    ITEM 3. LEGAL PROCEEDINGS.

    We and our subsidiaries are not parties to any pending legal proceedings that we believe would, if adversely determined, individually or in the aggregate, have a material adverse effect on our, or our subsidiaries', financial condition or results of operations.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    In connection with our initial public offering, on December 9, 1999, we received appropriate approval of the members of Alamosa PCS, LLC, our former operating entity, at a special meeting of the members, of the following actions:

     o to restructure Alamosa PCS, LLC as described in "Item 1. Business--Our Background";

     o    to have a high-yield debt offering; and

     o to enter into employment agreements with David E. Sharbutt, Kendall W. Cowan and Jerry W. Brantley.

                                     PART II

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

    Our common stock has traded on the Nasdaq National Market under the symbol "APCS" since February 3, 2000. Prior to that date, there was no public market for our common stock. No quoted market prices for our common stock are available for the years ended December 31, 1999 and 1998.

    The following table sets forth, for the periods indicated, the range of high and low closing sales price of our common stock as reported on the Nasdaq National Market.

    Fiscal 2000                                                               High     Low
    -----------                                                               ----     ---
    First quarter (from February 3, 2000 through March 23, 2000)            $ 40.00  $ 23.375
                                                                            -------  --------

    On March 23, 2000, the last reported sales price of our common stock as reported on the Nasdaq National Market was $36.50 per share. On March
23, 2000, there were 74 holders of record of our common stock.

    We have never declared or paid any cash dividends on our common stock or other securities. We do not expect to pay cash dividends on our capital stock in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Future dividends, if any, will be determined by our board of directors and will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors that our board of directors considers relevant. The Nortel financing does not restrict our ability to pay dividends. However, the Nortel financing prohibits our subsidiaries from paying dividends or making distributions, except for stock dividends and for distributions to fund the payment of the interest on our senior discount notes, without Nortel's consent. Accordingly, the Nortel financing makes it very difficult for us to pay any cash dividends to our stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

    We were formed on October 19, 1999. At that time we had no assets and had issued no capital stock. Immediately prior to the closing of our initial public offering, we were reorganized as described in "Item 1. Business -- Our Background." In connection with our reorganization, we merged with Alamosa PCS Holdings, Inc., a Texas corporation ("Texas Holdings"). To effectuate the merger, we issued 100 shares of our common stock to Texas Holdings. We then merged with Texas Holdings, and we were the surviving corporation. In the merger, we issued unregistered shares of our common stock to the stockholders of Texas Holdings.

    We also granted stock options to directors, officers, employees and consultants before the closing of our initial public offering, pursuant to the terms of our 1999 Long-Term Incentive Plan. These are our only unregistered issuances of securities before or after our initial public offering.

    Texas Holdings is the successor to our former operating entity, Alamosa PCS, LLC, by virtue of a conversion of the LLC to a corporation.

    The persons who received our common stock in connection with our reorganization, their owners, the consideration we received for such common stock and the number of shares of common stock to be received are set forth in the tables below.

1.  REORGANIZATION

                                                                                                    PERCENTAGE OF
                                                                               NUMBER OF         MEMBERSHIP INTEREST
                                                                             SHARES OF OUR        WE RECEIVED IN
                                                             NATURE OF       COMMON STOCK         EXCHANGE FOR OUR
    ENTITY THAT RECEIVED SECURITIES   OWNER, IF AN ENTITY  CONSIDERATION        ISSUED             COMMON STOCK(1)
    -------------------------------   -------------------  -------------     --------------      -------------------
    Alamosa PCS Holdings, Inc.
    (Texas)...................        The owners are          $ 100               100                   100%
                                      those persons
                                      listed below in
                                      Item 2 "Common
                                      Stock Issued
                                      Pursuant to the
                                      Reincorporation
                                      Merger."

2.  COMMON STOCK ISSUED PURSUANT TO THE REINCORPORATION MERGER

                                                                                                            PERCENTAGE OF
                                                                                       NUMBER OF         MEMBERSHIP INTEREST
                                                                                     SHARES OF OUR        WE RECEIVED IN
                                                                   NATURE OF          COMMON STOCK         EXCHANGE FOR OUR
    ENTITY THAT RECEIVED SECURITIES           OWNER, IF AN ENTITY  CONSIDERATION        ISSUED             COMMON STOCK(1)
    -------------------------------           -------------------  -------------     --------------      -------------------
    Rosewood Telecommunications,
    L.L.C.................................    Caroline Hunt Trust   Membership         9,725,000             20.05%
                                              Estate                Interest
    South Plains Advanced Communications
    & Electronics, Inc....................    Rural telephone       Membership         8,652,085             17.84
                                              cooperative;          Interest
                                              members are
                                              subscribers for
                                              phone service

    West Texas PCS, LLC...................    Michael R. Budagher   Membership         7,072,915             14.58
                                                                    Interest

    Taylor Telecommunications, Inc........    Rural telephone       Membership         5,100,000             10.52
                                              cooperative;          Interest
                                              members are
                                              subscribers for
                                              phone service
    Plateau Telecommunications,
    Incorporated..........................    Rural telephone       Membership         3,000,000              6.19
                                              cooperative;          Interest
                                              members are
                                              subscribers for
                                              phone service

    Tregan International Corp.............    Regan Silber and      Membership         3,000,000              6.19
                                              Trevar Pearlman       Interest
    XIT Telecommunication & Technology,
    Inc...................................    Rural telephone       Membership         2,750,000              5.67
                                              cooperative;          Interest
                                              members are
                                              subscribers for
                                              phone service

    LEC Development, Inc..................    Rural electric        Membership         2,500,000              5.15
                                              cooperative;          Interest
                                              members are
                                              subscribers for
                                              phone service

    Wes-Tex Telecommunications, Inc.......    Rural telephone       Membership         2,500,000              5.15
                                              cooperative;          Interest
                                              members are
                                              subscribers for
                                              phone service

    Longmont PCS, LLC.....................    Jeffrey P. Howard     Membership         1,000,000              2.06
                                                                    Interest

    J&M Family Partnership Ltd............    James R. and Mary     Membership           666,434              1.37
                                              Underwood and their   Interest
                                              three children

    Five S, Ltd...........................    David and Patsy       Membership           593,200              1.22
                                              Sharbutt and their    Interest
                                              three children

    Yellow Rock PCS, L.P..................    Adam Lampert          Membership           400,000              0.82
                                                                    Interest

    John St. Clair........................   --                     Membership           292,938              0.60
                                                                    Interest

    Harness, Ltd..........................    Present and former    Membership           292,938              0.60
                                              CHR Solutions, Inc.   Interest
                                              employees



    Anthony E. Bliss......................   --                     Membership           288,056(2)           0.59
                                                                    Interest

    Romoso, Ltd...........................    William R. and        Membership           153,792              0.32
                                              Sondra Overman and
                                              their two children
                                                                    Interest

    W. Don Stull..........................   --                     Membership            97,647(2)           0.20
                                                                    Interest

    J. Frank Eldridge.....................   --                     Membership            73,235              0.15
                                                                    Interest

    David E. Sharbutt.....................   --                     Membership            48,824              0.10
                                                                    Interest

    Barry J. Moore........................   --                     Membership            48,824              0.10
                                                                    Interest

    Randall D. Yeisley....................   --                     Membership            48,824              0.10
                                                                    Interest

    William R. Overman....................   --                     Membership            24,412(2)           0.05
                                                                    Interest

    Addie Lee Hicks.......................   --                     Membership            24,412              0.05
                                                                    Interest

    Steven Steele.........................   --                     Membership            24,412              0.05
                                                                    Interest

    Paula Sexton..........................   --                     Membership            24,412              0.05
                                                                    Interest

    Will Payne............................   --                     Membership            24,412              0.05
                                                                    Interest

    Gail McVicker.........................   --                     Membership            24,412              0.05
                                                                    Interest

    Gaylord Ellerman......................   --                     Membership            24,412              0.05
                                                                    Interest

    James E. McDuff.......................   --                     Membership            24,412              0.05
                                                                    Interest

    The persons who received options to purchase our common stock, the nature of consideration for these options and number of our shares that may be purchased pursuant to these options are set forth in the table below.

3.  OPTIONS GRANTED

                                                  NATURE OF          NUMBER OF
                          OWNER                 CONSIDERATION         OPTIONS
                  -------------------           -------------        ----------
                  David E. Sharbutt..........     Employment         1,697,500(3)

                  Jerry W. Brantley..........     Employment(4)      1,697,500(3)

                  Kendall W. Cowan...........     Employment         1,455,000(3)

                  W. Don Stull...............     Employment(4)        145,500(3)

                  Michael R. Budagher........     Director              28,000(3)
                                                  Services

                  Ray M. Clapp, Jr...........     Director              43,000(3)
                                                  Services

                  Scotty Hart................     Director              28,000(3)
                                                  Services

                  Thomas Hyde................     Director              28,000(3)
                                                  Services

                  Schuyler B. Marshall.......     Director              28,000(3)
                                                  Services

                  Tom M. Phelps.............      Director              28,000(3)
                                                  Services

                  Reagan W. Silber..........      Director              28,000(3)
                                                  Services

                  Jimmy R. White............      Director              28,000(3)
                                                  Services

                  Adam Lampert..............      Consulting            15,000(3)
                                                  Services

                  Jeff Howard...............      Consulting            12,500(3)
                                                  Services


                            Wilton J. Payne...........      Consulting            10,000(3)
                                                            Services

                            J.R. Wilson...............      Consulting            10,000(3)
                                                            Services

                            Other Employees...........      Employment           902,500(3)

----------

(1) All percentages of membership interests, except options, are calculated on a non-fully diluted basis. Percentages for options to purchase membership interests are calculated on a fully diluted basis.

(2)  Includes or consists of shares held in a 401(k) plan.

(3)  Represents options to acquire securities, not issued securities.

(4) The consideration for these stock options is an option to purchase a membership interest in Alamosa PCS, LLC as well as his employment with us.

    None of the foregoing transactions involved any public offering, and issuances of securities in connection with such transactions were made pursuant to valid exemptions under the Securities Act. The following were the exemptions relied on for each issuance of securities pursuant to our reorganization.

    First, our issuance of 100 shares to Texas Holdings was exempt under Section 4(2) of the Securities Act. This issuance of 100 shares was a transaction involving one offeree, involving no general solicitation.

    Second, our issuance of 48,500,008 shares to the twenty-nine stockholders of Texas Holdings, pursuant to the merger of Texas Holdings with and into us, was exempt under Section 4(2). The merger took place through direct communication with the offerees, with no general solicitation or advertising. Since we are a subsidiary of Texas Holdings, these offerees had a pre-existing and substantial relationship with us.

    The options to purchase a total of 6,184,500 shares were granted pursuant to a written compensatory benefit plan or written compensation contract to the directors, employees and consultants, and were exempt pursuant to Rule 701. 48,500,008 shares were outstanding prior to the grant of these options. The 6,184,500 shares is under the maximum of 15% of 48,500,008, or 7,275,001 provided in Rule 701(d)(2).

USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

    We commenced our initial public offering on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-89995, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. The managing underwriters of the public offering were Salomon Smith Barney Inc., Lehman Brothers Inc., Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc. In the offering, we registered and sold an aggregate of 12,321,100 shares of our common stock, including 1,607,100 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was approximately $208.6 million. Our net proceeds, after accounting for approximately $13.3 million in underwriting discounts and commissions and approximately $1.0 million in other expenses, were approximately $194.3 million.

    We commenced our sale of the senior discount notes on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-93499, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. The managing underwriters of the sale of the senior discount notes were Salomon Smith Barney Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc. In the offering, we registered and sold $350 million aggregate principal amount at maturity of the senior discount notes at an aggregate price to the public of $187.1 million. Our net proceeds from the sale of the senior discount notes, after accounting for approximately $6.1 million in underwriting discounts and commissions and other offering expenses, were approximately $181 million.

    As of March 23, 2000, approximately $90 million of the net proceeds from the sales of the registered securities had been used, including $75 million of indebtedness outstanding under the Nortel credit facility, $4 million of origination fees in connection with the Nortel credit facility and $7 million for capital expenditures and working capital purposes. The balance of the net proceeds were invested in short-term interest-bearing investment grade securities.

    We are using the net proceeds from our initial public offering to fund the following cash expenditures through 2002:

     o capital expenditures of approximately $216 million, representing the build-out of markets in Wisconsin, Arizona and Colorado, as well as the further expansion of coverage in existing markets in Texas and New Mexico;

     o net operating losses and working capital requirements of approximately $11 million;

     o interest expense, principal payments and loan origination fees of approximately $45 million; and

     o    general corporate purposes.

    We used a portion of the net proceeds from the sale of the senior discount notes to prepay $75 million of indebtedness outstanding under the Nortel credit facility. We are using the remaining proceeds of the debt offering to:

     o    accelerate coverage within our existing territory;

     o    build-out additional areas within our existing territory;

     o    expand our existing territory;

     o pursue additional telecommunications business opportunities or acquire other telecommunications businesses or assets; and

     o    cover general corporate purposes.

    However, if we do not use the remaining proceeds from the sale of the senior discount notes for the above purposes, we may decide to:

     o    prepay additional debt outstanding under the Nortel credit facility;
          or

     o    avoid drawing additional amounts under the Nortel credit facility.

    We retain broad discretion in the allocation of the net proceeds of both of our offerings. This discussion represents our best estimate of the allocation of the net proceeds based upon our current plans. Actual expenditures may vary substantially from these plans and we may find it necessary or advisable to reallocate the net proceeds within the above-described categories or to use portions for other purposes. The timing and the coverage of our build-out plan may change due to various reasons, including shifts in populations or network focus, changes or advances in technology, acquisition of other markets, businesses, products or technologies and factors causing a delay in the build-out of some markets. Any changes in the timing or build-out plan may cause changes in our use of proceeds. Additionally, we may use a portion of the net proceeds to acquire or invest in businesses, products or technologies that are complementary to our business. We currently do not have any commitments or agreements for any acquisitions or investments of this kind.

    Pending these uses, we expect to invest the net proceeds from our two offerings in short-term investment grade securities, which will earn interest.

    None of the net offering proceeds were, directly or indirectly, paid by us to our directors or officers or their associates, persons owning 10% or more of any class of our securities, or our affiliates. Portions of the proceeds of the offering will be paid to CHR Solutions in connection with the build out of our network. See "Item 13. Certain Relationships and Related Transactions - Agreements with CHR Solutions."

    ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data presented below under the captions "Statement of Operations Data," "Per Share Data," and actual "Balance Sheet Data" have been derived from the consolidated balance sheets at December 31, 1999 and 1998 and the related statements of operations for the year ended December 31, 1999, the period from inception to December 31, 1998, and the period from inception to December 31, 1999 and the notes thereto appearing elsewhere herein.

    It is important that you also read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements for the periods ended December 31, 1998 and 1999, the related notes and the independent auditors' report.


                                                                                               CUMULATIVE FOR
                                                                           FOR THE PERIOD        THE PERIOD
                                                                            JULY 16, 1998      JULY 16, 1998
                                                     FOR THE YEAR ENDED (INCEPTION) THROUGH (INCEPTION) THROUGH
                                                      DECEMBER 31, 1999   DECEMBER 31, 1998  DECEMBER 31, 1999
                                                      -----------------   -----------------  -----------------
                                                  (Dollars in thousands except for per share data and other data)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Service revenues ..........................        $       6,534      $        --        $       6,534
    Product sales .............................                2,450               --                2,450
                                                       -------------      -------------      -------------
                                                               8,984               --                8,984
                                                       -------------      -------------      -------------
  Cost and expenses:
    Cost of service and operations ............                7,441               --                7,441
    Cost of product sales .....................                2,403               --                2,403
    Selling and marketing .....................               14,347               --               14,347
    General and administration ................               12,408                956             13,364
    Depreciation and amortization .............                3,057                  2              3,059
                                                       -------------      -------------      -------------
                                                              39,656                958             40,614
                                                       -------------      -------------      -------------
  Operating loss ..............................              (30,672)              (958)           (31,630)
  Net loss ....................................              (32,836)              (924)           (33,760)
PER SHARE DATA:
  Basic and diluted net loss per
     share of common stock(1)(2) ..............        $        (.68)     $        (.02)     $        (.70)
  Pro forma net loss per share of
     common stock(1)(2) .......................                 (.68)              (.02)              (.70)

OTHER DATA:
  Number of subscribers at end of
     period ...................................               31,876               --               31,876


                                                   AS OF DECEMBER 31, 1999
                                                  ----------------------------            AS OF
                                                  ACTUAL        AS ADJUSTED(3)      DECEMBER 31, 1998
                                                  ------        --------------      -----------------
                                                           (DOLLARS IN THOUSANDS)
    BALANCE SHEET DATA:
      Cash and cash equivalents.............      $  5,656     $     309,083          $    13,529
      Property and equipment, net...........        84,714            84,714                2,093
      Total assets..........................       104,492           414,032               15,674
      Short-term debt(4)....................           385               385                   44
      Long-term debt........................        72,753(6)        187,973                  708(5)
      Total liabilities.....................        93,052           208,272                1,598
      Equity................................        11,440           205,760               14,076

----------


(1) Diluted weighted average shares outstanding exclude the common shares issuable on the exercise of stock options because inclusion would have been antidilutive. Pro forma net loss per share of common stock has been presented for the latest two fiscal years. The presentation of the pro forma net loss per share of common stock gives effect to adjustments for federal and state income taxes as if Alamosa had been taxed as a C Corporation for the periods presented.

(2) Reflects the reorganization as if it had occurred upon inception of Alamosa PCS, LLC.

(3) As adjusted Balance Sheet Data reflects (a) the sale of common stock in our initial public offering of 12,321,100 shares of common stock and the application of $194.3 million in net proceeds therefrom, (b) the issuance of an aggregate principal amount at maturity of $350 million in senior discount notes with gross proceeds of $187.1 million, less underwriting discounts and commissions and offering expenses of approximately $6.1 million and (c) the prepayment of the outstanding indebtedness under the Nortel facility of $71.9 million ($75 million was actually prepaid in February 2000).

(4) Reflects notes payable of $363,665 and capital lease obligations of $21,818 as of December 31, 1999 and notes payable of $23,637 and capital lease obligations of $20,145 as of December 31, 1998.

(5) Reflects capital lease obligations of $708,074.

(6) Reflects indebtedness incurred under the Nortel facility of $71,876,379 capital lease obligations of $827,024 and other long term notes payable of $50,035.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    You should read the following discussion and analysis when you read the consolidated financial statements and the related notes included in this annual report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Risk Factors" and "This Annual Report Contains Forward-Looking Statements."

OVERVIEW

    We are a development stage company with very limited operations, very limited revenues, significant losses, substantial future capital requirements and an expectation of continued losses.

    Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing from Nortel, to engineer our wireless system, to develop our business infrastructure and distribution channels and to begin the build-out of our portion of the Sprint PCS network. Prior to the opening of Laredo on June 22, 1999, we did not have any markets in operation. As of December 31, 1999, our accumulated deficit was $33.8 million. Through December 31, 1999, we incurred $87.8 million of capital expenditures and construction in progress related to the build-out of our portion of the Sprint PCS network. While we anticipate operating losses to continue, we expect revenue to increase substantially as the base of Sprint PCS subscribers located in our territory increases.

    On July 17, 1998, we entered into our affiliation agreements with Sprint PCS. We have recently amended our affiliation agreements with Sprint PCS to expand our territory so that it will include approximately 8.4 million residents.

    As a Sprint PCS affiliate, we have the exclusive right to provide digital wireless personal communication services under the Sprint and Sprint PCS brand names in our territory. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our territory. We market wireless products and services in our territory under the Sprint and Sprint PCS brand names. We offer national plans designed by Sprint PCS and intend to offer specialized local plans tailored to our market demographics. Our portion of the Sprint PCS network is designed to offer a seamless connection with Sprint PCS's 100% digital wireless network. We market wireless products and services through a number of distribution outlets located in our territory, including our own Sprint PCS stores, major national distributors and third party local representatives.

    We launched Sprint PCS service in our first market, Laredo, in June 1999, and have since commenced service in ten additional markets: Albuquerque, Santa Fe, El Paso, Las Cruces, Lubbock, Amarillo, Midland, Odessa, Abilene and San Angelo. Our systems cover approximately 2.7 million residents out of approximately 3.9 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territory. As of December 31, 1999, 31,876 Sprint PCS subscribers were based in our territory.

    We recognize 100% of revenues from Sprint PCS subscribers based in our territory, proceeds from the sales of handsets and accessories and fees from Sprint PCS and other wireless service providers when their customers roam onto our portion of the Sprint PCS network. Sprint PCS handles our billing and collections and retains 8% of all collected revenue from Sprint PCS subscribers based in our territory and fees from wireless service providers other than Sprint PCS when their subscribers roam onto our portion of the Sprint PCS network. We report the amount retained by Sprint PCS as an operating expense.

    As part of our affiliation agreements with Sprint PCS, we have the option of contracting with Sprint PCS to provide back office services such as customer activation, handset logistics, billing, customer service and network monitoring services. We have elected to delegate the performance of these services to Sprint PCS to take advantage of Sprint PCS's economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily calculated on a per subscriber and per transaction basis and is recorded as an operating expense.

REGULATORY DEVELOPMENTS

    See "Item 1. Business -- Regulation of the Wireless Telecommunications Industry" for a discussion of regulatory developments that could have a future impact on us.

SEASONALITY

    Our business is subject to seasonality because the wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

     o the increasing use of retail distribution, which is dependent upon the year-end holiday shopping season;

     o    the timing of new product and service announcements and introductions;

     o    competitive pricing pressures; and

     o    aggressive marketing and promotions.

RESULTS OF OPERATIONS

FOR THE PERIOD JULY 16, 1998 (INCEPTION) THROUGH DECEMBER 31, 1998

    Revenues, Direct Costs and Net Loss. From inception through December 31, 1998, our operating activities were directed towards the development of our business. During July 1998, we signed our affiliation agreements with Sprint PCS to operate as the exclusive affiliate of Sprint PCS in our territory. Our operating activities were focused on executing our build-out plan and developing our network infrastructure. As our first market did not launch until June 1999, the 1998 period reflects no service revenues, product sales or related costs associated with services or products. Our net loss for the period was $923,822, which was principally comprised of general and administrative expenses.

    General and Administrative Expenses. General and administrative expenses for the period in the amount of $956,331 were comprised primarily of legal and other professional services of $704,381 related to the start up of our business and the development of our systems. In addition, we incurred $166,850 of human resource costs related to preparation for the 1999 launch of our network. Virtually all general and administrative expenses during this period related to the start-up of the business and were expensed according to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

YEAR ENDED DECEMBER 31, 1999

    Net Loss. Our net loss for the year ended December 31, 1999 was $32,835,859 and was comprised primarily of the continued incurrence of start-up expenses relative to the preparation of our initial commercial market launch in June 1999 and 10 other market launches during the period.

    Service Revenues. Service revenues during the period in the amount of $6,533,623 are comprised of subscriber revenue, Sprint PCS roaming revenue, non-Sprint PCS roaming revenue and long distance revenue, all of which initially began accruing to us at or near our first initial commercial launch in June 1999. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territory for monthly Sprint PCS service in our territory under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued on a month-to-month basis. We receive Sprint PCS roaming revenue at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network.

    Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. Non-Sprint PCS roaming revenue primarily consists of fees collected from Sprint PCS customers based in our territory when they roam on non-Sprint PCS networks. These fees are based on rates specified in the customers' contracts. However, it is possible that in some cases these fees may be less than the amount we must pay to other wireless service providers that provide service to Sprint PCS customers based in our territory. Non-Sprint PCS roaming revenue also includes payments from wireless service providers, other than Sprint PCS, when those providers' customers roam on our portion of the Sprint PCS network. Our average monthly revenue per user for Sprint PCS customers in our territory, including long distance and roaming revenue, was approximately $96.00 for the period from June 26, 1999 to December 31, 1999.

    Product Sales. 100% of the revenue from the sale of handsets and accessories are recorded, net of an allowance for returns, as product sales. The amount recorded during this period totaled $2,450,090. Sprint PCS's handset return policy allows customers to return their handsets for a full refund within 30 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

    Cost of Service and Operations. Expenses totaling $7,440,476 during this period related to providing wireless services to customers and are included in cost of services. Among these costs are the cost of operations, fees related to data transfer via T-1 and other transport lines, inter-connection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when Sprint PCS subscribers based in our territory use the Sprint PCS network outside of our territory. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territory use their network.

    Cost of Product Sales. The cost of equipment sold totaling $2,403,306 during this period includes the cost of accessories and the cost of handsets up to the retail sales price. We expect the cost of handsets to exceed the retail sales price because we subsidize the price of handsets for competitive reasons. We recognize any excess of the cost of handsets over the retail sales price as an advertising expense. For the year ended December 31, 1999, the handset subsidy totaled $5,023,430 and there was no expense related to handset subsidy in 1998.

    Selling and Marketing. Selling and marketing expenses totaled $14,346,478 during the period. Sales and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels. Advertising expenses include any excess of the cost of a handset over the retail price.

    General and Administrative Expenses. General and administrative expenses include corporate costs and expenses other than those related to Cost of Operations and Selling and Marketing. We have incurred significant general and administrative expenses related to the development of our system. Virtually all of these expenses are related to the start-up of the business and were expensed according to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

    Non-cash Compensation Expense. Non-cash compensation expense totaled $8,199,511 for the period. This expense was determined using the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and was based on the estimated intrinsic value of the options at December 31, 1999. The estimated intrinsic value represents the excess of the estimated fair value over the exercise price of the option.

    Related Party Expenses. Related party expenses totaled $1,726,198 for the period and was primarily comprised of information technology and other professional consulting expenses incurred in connection with a contract between us and a telecommunications engineering and consulting firm. Several key officers and owners of this consulting firm have an equity ownership interest in us.

    Depreciation and Amortization. Depreciation and amortization during the period totaled $3,056,923. Depreciation is calculated using the straight line method over the useful life of the asset. We begin to depreciate the assets for each market only after we open that market.

    Interest and Other Income. Interest and other income totaling $477,390 during this period generally have been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

    Interest Expense. Interest expense totaled $2,641,293 during this period and primarily related to the Nortel financing. Interest on the Nortel financing may be paid with loans obtained under the Tranche C Commitment of the Nortel financing until, in most circumstances, February 2002. See "-- Description of Our Indebtedness: The Nortel Credit Facility." Gains or losses on hedging transactions related to interest rates will be included in interest expense.

INCOME TAXES

    Our financial statements did not report any benefit for federal and state income taxes since we had elected to be taxed as a partnership prior to our reorganization. For the periods presented, the members of the limited liability company recorded our tax losses on their own income tax returns. Subsequent to the reorganization, we will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Had we applied the provisions of SFAS No. 109 for the period from inception on July 16, 1998 through December 31, 1999, the deferred tax asset generated, primarily from temporary differences related to the treatment of start-up costs, unearned compensation and from net operating loss carry forwards, would have been offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations through capital contributions from our owners and through debt financing provided by Nortel. As of December 31, 1999, we had a $123.0 million senior credit facility with Nortel, of which $71.9 million had been drawn. On February 8, 2000, we entered into an Amended and Restated Credit Agreement (the Agreement) to increase the facility to $250.0 million. The terms of the facility do not require cash interest payments until the earlier of:

     o February 2001, only if we have not borrowed at least $100.0 million under the Nortel financing by that time;

     o    February 2002; and

     o    the date the Tranche C Commitment is fully funded.

Principal payments are scheduled to begin on the earlier of:

     o June 30, 2001, only if we have not borrowed at least $100.0 million under the Nortel financing by February 2001; and

     o    December 31, 2002.

    Our financing with Nortel will be used to purchase equipment, pay interest and cover approved working capital costs. With the increase of the credit facility to $250 million, we are required to purchase a total of $167.0 million of equipment and services from Nortel, and as of December 31, 1999, we had remaining commitments of $117.6 million. In connection with the facility, we were to issue springing warrants representing 2% of our outstanding common stock to Nortel that came into existence and became exercisable on the second anniversary of the closing of the facility unless we meet specified conditions prior to that date. Upon completion of our offering of senior discount notes, we prepaid $75.0 million of indebtedness under the Nortel financing, which eliminated the issuance of the warrants to Nortel. For more information on the financing facility, see "-- Description of Our Indebtedness: The Nortel Credit Facility."

    Net cash used in operating activities was $127,954 for the inception period ending December 31, 1998, and $17,089,704 for the year ended December 31, 1999. Cash used in operating activities for the periods were attributable to operating losses and working capital needs.

    Net cash used in investing activities was $1,366,606 for the inception period ending December 31, 1998, and $77,219,021 for the year ended December 31, 1999. The expenditures were related primarily to the purchase of office equipment, telephone equipment and network infrastructure needed to begin construction of our portion of the Sprint PCS network.

    Net cash provided by financing activities was $15,023,637 consisting primarily of capital contributions for the inception period ending December 31, 1998 and $86,435,359 for the year ended December 31, 1999 consisting primarily of capital contributions of $22,000,000 and Nortel draws of $65,967,777.

    As of December 31, 1999, the primary sources of liquidity for Alamosa were $5.7 million in cash and $51.1 million of unused capacity under the $123.0 million Nortel credit facility.

    We estimate that we will require approximately $340 million to complete the current build-out plan and fund working capital losses through the year 2001. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from this estimate, and additional funds could be required. For information see "-- Risk
Factors: Risks Particular to Alamosa's Operations -- Failure to obtain additional capital, if needed to complete the build-out of our portion of the Sprint PCS network, could cause delay or abandonment of our development plans." See also "This Annual Report Contains Forward-Looking Statements."

    We include capital leases related to network equipment and build-out in construction in progress until service has commenced in their respective markets. Once that service has commenced, those capital leases are reclassified to property and equipment. At December 31, 1998, capital leases totaled $728,219 and included long-term capital lease obligations of $708,074. At December 31, 1999 the capital leases totaled $848,842 and included long-term capital lease obligations of $827,024. See "-- Description of Our Indebtedness: The Nortel Credit Facility." Amortization in the amount of $30,894 was recorded under these leases through December 31, 1999.

IMPACT OF YEAR 2000 ISSUE ON THE OPERATIONS AND FINANCIAL CONDITION OF ALAMOSA

    The year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, that software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. We did not experience any significant disruptions at the beginning of 2000.

    We began acquiring items that comprise our internal information technology systems in late 1998 when we commenced operations. As we purchased those components, we determined their year 2000 readiness. As a result, our direct costs with respect to year 2000 compliance have not been significant and we do not expect any significant costs in the future. Our non-information technology systems, particularly our network equipment, have been acquired from Nortel and are susceptible to year 2000 issues. Nortel has represented to us that such systems are year 2000 ready.

    To determine the state of readiness of our internal systems, we performed steps that included the following:

     o the compilation of an inventory of core critical systems and applications, facilities and processes;

     o    the review of core critical systems and applications;

     o    the testing and validation of core critical systems and applications;
          and

     o the development of contingency and continuity plans for all core critical systems and applications independent of Sprint PCS.

    We depend on several third-party vendors and providers to operate our business, particularly Sprint PCS and local exchange carriers. Sprint PCS provides us with critical back office services as well as access to its network. We have contacted Sprint PCS and other third party vendors and providers and believe they are year 2000 compliant.

    While we believe our systems are year 2000 compliant, there is the risk they may not be compliant. We believe our greatest risk is the failure of the systems of our third-party vendors or providers. However, should any failure occur that affects us, we believe it would result in only a temporary disruption of our service. Should a disruption occur, there could be a material loss of revenue; however, we do not believe such losses, if any, will be significant.

    We have not experienced any material disruptions of our systems or operations as a result of the year 2000 issue, nor are we aware of any disruptions in the systems or operations of Sprint PCS or our third-party vendors or providers that would have a material effect on us. However, it is still possible that future problems could arise with respect to the year 2000 issue.

INFLATION

    Management believes that inflation has not had, and is not likely to have, a material adverse effect on our results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    We do not believe that any recently issued accounting pronouncements will have any material impact on our financial position, results of operations or cash flows.

DESCRIPTION OF OUR INDEBTEDNESS: THE NORTEL CREDIT FACILITY

    We entered into the original credit facility effective June 10, 1999 with Nortel for $123.0 million. On February 8, 2000, we entered into an Amended and Restated Credit Agreement (the "Amended Agreement") with Nortel to increase the credit facility to $250.0 million. As of December 31, 1999, we had borrowed $71.9 million under the facility. This facility constitutes senior debt secured by a first priority security interest in substantially all of our assets, including all the assets of Texas Telecommunications, LP and Alamosa Wisconsin Limited Partnership, our operating subsidiaries. This facility is between Nortel, as lender and administrative agent, and our subsidiary, Alamosa PCS, Inc., a Delaware corporation, as borrower. We have agreed, and our current and future subsidiaries have agreed, to guarantee this facility.

    The Amended Agreement provides for three different tranches of borrowings evidenced by three promissory notes totaling $250.0 million. The Tranche A Commitment and Tranche A Note provide for borrowings up to $167.0 million, the Tranche B Commitment and Tranche B Note provide for borrowings up to $58.0 million and the Tranche C Commitment and Tranche C Note provide for borrowings up to $25.0 million. This facility is used to purchase equipment and services from Nortel, to fund other costs of the build-out of our portion of the Sprint PCS network and to fund costs associated with the financing. Nortel is the primary vendor of the equipment and services necessary to install our portion of the Sprint PCS network. Pursuant to our equipment agreement with Nortel, we are required to purchase a total of $167.0 million of equipment and services from Nortel, $117.6 million of which we were still required to purchase as of December 31, 1999. See "Item 1. Business -- Network Operations -- Nortel Equipment Agreement."

    We have multiple interest rate options available under the credit agreement. At the termination of the Tranche A and Tranche B Commitments, we must begin to repay, in quarterly installments, the principal of all borrowings made under that commitment. A fixed percentage is due each quarter. Any principal that has not been paid by the maturity date is due at that time. We may voluntarily prepay any of the loans at any time, but any amount repaid may not be reborrowed since there are no revolving credit features. We also must make mandatory prepayments under certain circumstances.

    We are required to pay an origination fee of $3.8 million and a fee on the unfunded portion of each commitment. We must also pay a separate, annual agent's fee of $35,000 to the administrative agent.

    The Nortel financing is secured by:

     o a perfected first priority lien on substantially all of Alamosa PCS Holdings, Inc.'s, Alamosa PCS, Inc.'s and the operating subsidiaries' current and future assets, and the assets of future subsidiaries;

     o    a collateral assignment of our affiliation agreements with Sprint PCS;

     o a pledge by Alamosa PCS Holdings, Inc. to Nortel of shares of Borrower's capital stock owned by Alamosa and by Borrower of its ownership interests in the operating subsidiaries; and

     o guarantees from Alamosa PCS Holdings, Inc., the operating subsidiaries and all future direct or indirect subsidiaries of Alamosa PCS, Inc.

    We are obligated to grant to the administrative agent a first lien mortgage on any real property we acquire, together with a mortgagee policy of title insurance, a survey, an appraisal and an environmental survey.

    As a closing condition of the credit facility, we were required to contribute $215 million in equity capital to Alamosa PCS, Inc. This was met with our initial public offering and issuance of senior discount notes in February 2000. We then contributed $215 million of the proceeds to Alamosa PCS, Inc.

    Alamosa PCS, Inc. must meet certain conditions before it may obtain any future borrowings under the credit agreement, including, but not limited to, that there has been no event of default, a reaffirmation of representations, and that Alamosa PCS, Inc. has a debt to contributed capital ratio of less than or equal to 1.5 to 1.

    Alamosa PCS, Inc. is subject to financing and operating covenants including, but not limited to, a maximum ratio of total debt to total capitalization, a maximum ratio of total debt to annualized earnings before interest, taxes, depreciation and amortization, referred to as EBITDA, for each quarter and minimum number of subscribers.

    In addition to failing to perform, observe or comply with the covenants, agreements and terms of the credit agreement, it is an event of default under the credit agreement if any party with financial responsibility for the loans or the outstanding, unsecured equity commitments, or Sprint PCS signatory to the management agreement with Sprint PCS becomes insolvent, commences or suffers bankruptcy proceedings or suffers other indicia of extreme financial duress. Other events of default include, but are not limited to, an attachment against Alamosa PCS, Inc.'s or its subsidiaries' property that is not released within 30 days and the amount of the proceedings is greater than $500,000 and a judgment against Alamosa PCS, Inc. or its subsidiaries of greater than $500,000.

CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE NORTEL FINANCING

    Sprint PCS has entered into a consent and agreement with Nortel, which has been acknowledged by Alamosa, that modifies Sprint PCS's rights and remedies under our affiliation agreements with Sprint PCS for the benefit of Nortel and future holders of the Nortel senior financing and any refinancing thereof, which was a condition to the funding of any amounts under the Nortel financing. The consent and agreement with Nortel generally provides, among other things, Sprint PCS's consent to the pledge of substantially all of our assets, including our rights in our affiliation agreements with Sprint PCS, and that our affiliation agreements with Sprint PCS generally may not be terminated by Sprint PCS until the Nortel financing is satisfied in full pursuant to the terms of the consent and agreement with Nortel.

    Subject to the requirements of applicable law, so long as the Nortel financing remains outstanding, Sprint PCS has the right to purchase our operating assets or the partnership interests of our operating subsidiaries, upon its receipt of notice of an acceleration of the Nortel financing, under certain terms.

    If Sprint PCS does not purchase our operating assets or the partnership interests of our operating subsidiaries after an acceleration of the obligations under the Nortel financing, then the administrative agent may sell the operating assets or partnership interests.

DESCRIPTION OF OUR INDEBTEDNESS: SENIOR DISCOUNT NOTES

    We raised $187.1 million through a public offering of our senior discount notes. The senior discount notes are unsecured obligations, rank equally with all our existing and future senior debt and rank senior to all our existing and future subordinated debt.

    The senior discount notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated basis by our current subsidiaries and our future restricted subsidiaries. See "Item 1. Business -- Our Background" regarding the ownership structure of our subsidiaries. The guarantees are unsecured obligations and:

     o are subordinate to each subsidiary guarantor's obligations under the Nortel financing and other credit facilities with banks or institutional lenders;

     o rank equally with all existing and future senior subordinated debt of each subsidiary guarantor; and

     o are senior to all existing and future subordinated debt of each subsidiary guarantor.

    We may redeem some or all of the senior discount notes beginning in 2005, and until 2003 we may redeem a portion of the senior discount notes with the net proceeds of an equity offering.

    The senior discount notes were issued at a discount to their principal amount and accrete in value until 2005, at which time their accreted value will equal their principal amount. Interest will begin to accrue at this time and will be payable semi-annually. The senior discount notes contain covenants limiting our ability and the ability of our subsidiaries to:

     o    incur additional debt or issue preferred stock;

     o pay dividends, redeem capital stock or make other restricted payments or investments;

     o    create liens on assets;

     o    merge, consolidate or dispose of assets;

     o    enter into transactions with affiliates; and

     o    change lines of business.

    Holders of the senior discount notes have the right to require us to repurchase all or any part of their senior discount notes, at 101% of the accreted value, if before 2005, or 101% of the aggregate principal amount thereafter, together with accrued and unpaid interest, upon a change of control of Alamosa.

    Events of default in respect of the senior discount notes include, among others, failure to pay interest or principal on the senior discount notes when due, failure to perform covenants, acceleration of the maturity of other debt, events of bankruptcy, certain judgments against us and the occurrence of any event of default pursuant to our affiliation agreements with Sprint PCS.

    We anticipate that the proceeds from our offering of senior discount notes will not be needed to fund the required capital expenditures, working capital requirements, operating losses and other cash needs of our current business plan. We used a portion of the proceeds of that offering to prepay $75.0 million of indebtedness outstanding under the Nortel facility (and under the circumstances provided for in the credit agreement, we may borrow those prepaid amounts in the future). We may decide to use the remaining proceeds of that offering to:

     o    accelerate coverage within our existing territory

     o    build-out additional areas within our existing territory;

     o    expand our existing territory;

     o pursue additional telecommunications business opportunities or acquire other telecommunications businesses or assets; or

     o    cover general corporate purposes.

    However, if we do not use the remaining proceeds of our notes offering for these purposes, we may decide to:

     o    prepay additional debt outstanding under the Nortel facility; or

     o    avoid drawing additional amounts under the Nortel facility.

RISK FACTORS: RISKS RELATED TO OUR RELATIONSHIP WITH SPRINT PCS

    We operate in a changing environment that involves numerous risks, some of which are beyond our control. The following highlights some of these risks.

THE TERMINATION OF OUR AFFILIATION AGREEMENTS WITH SPRINT PCS WOULD SEVERELY RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS

    Our relationship with Sprint PCS is governed by our affiliation agreements with Sprint PCS. Since we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of those affiliation agreements. However, Sprint PCS can terminate our affiliation agreements if we materially breach them. Among other things, a failure to meet the build-out requirements for any one of the individual markets in our territory or a failure to meet Sprint PCS's technical or customer service requirements would constitute a material breach of our management agreement with Sprint PCS that could lead to its termination. If Sprint PCS terminates any of our affiliation agreements, we would no longer be a part of the Sprint PCS network and would have extreme difficulty conducting our business.

IF SPRINT PCS DOES NOT RENEW OUR AFFILIATION AGREEMENTS WITH THEM, OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE SEVERELY RESTRICTED

    Our affiliation agreements with Sprint PCS are not perpetual, and will eventually expire. Sprint PCS can choose not to renew these agreements at the expiration of the 20-year initial term or any ten-year renewal term. If Sprint PCS decides not to renew our affiliation agreements with them, we would no longer be a part of the Sprint PCS network and would have extreme difficulty conducting our business.

PROVISIONS OF OUR AFFILIATION AGREEMENTS WITH SPRINT PCS MAY DIMINISH OUR VALUE AND RESTRICT THE SALE OF OUR BUSINESS

    Under specific circumstances and without further stockholder approval, Sprint PCS may purchase our operating assets or capital stock for 72% or 80%, depending on the circumstances, of the "entire business value" of Alamosa, which value includes the spectrum licenses, business operations and other assets more fully described in "Item 1. Business -- Our Affiliation Agreements with Sprint PCS -- The Management Agreement -- Determination of Entire Business Value." Sprint PCS must approve any change of control of our ownership and consent to any assignment of our affiliation agreements with them. In addition, Sprint PCS has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of Alamosa or our operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions in our affiliation agreements with Sprint PCS could adversely affect the value of our common stock, may limit our ability to sell the business, may reduce the value a buyer would be willing to pay for our business and may reduce the "entire business value" of Alamosa.

SPRINT PCS MAY MAKE DECISIONS THAT COULD INCREASE OUR EXPENSES, REDUCE OUR REVENUES OR MAKE OUR AFFILIATE RELATIONSHIP WITH THEM LESS COMPETITIVE

    Sprint PCS, under our affiliation agreements with them, has a substantial amount of control over the conduct of our business. Accordingly, Sprint PCS may make decisions that adversely affect our business, such as the following:

     o Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business.

     o Sprint PCS could change the per minute rate for Sprint PCS roaming fees and increase the costs for Sprint PCS to perform back office services.

     o Sprint PCS could withhold its consent, which is required for us to sell non-Sprint PCS approved equipment.

     o Sprint PCS may alter its network and technical requirements or request that we build-out additional areas within our territory, which could result in increased equipment and build-out costs or in Sprint PCS building-out that area itself or assigning it to another affiliate.

    A CHANGE OF CONTROL OF SPRINT OR SPRINT PCS MAY RESULT IN A NAME CHANGE OR COULD INCREASE THE LIKELIHOOD THAT OUR AFFILIATION AGREEMENTS WILL NOT BE RENEWED

    Sprint or Sprint PCS may experience a change of control, sale or merger that could adversely affect our relationships with them or result in a name change. MCI WorldCom Inc. and Sprint have announced a proposed merger in which owners of each class of Sprint's common stock would exchange their Sprint stock for MCI common stock. If the merger is completed, we expect that our affiliation agreements with the merged company would be on the same terms as our current affiliation agreements with Sprint PCS. However, the consummation of the merger may increase the likelihood that our affiliation agreements will not be renewed if, among other reasons, the combined company has a different strategy related to affiliate relationships. Additionally, we may lose the use of the recognizable Sprint and Sprint PCS brand names if the merger results in a name change.

PROBLEMS EXPERIENCED BY SPRINT PCS WITH ITS INTERNAL SUPPORT SYSTEMS COULD LEAD TO CUSTOMER DISSATISFACTION OR INCREASE OUR COSTS

    We rely on Sprint PCS's internal support systems, including customer care, billing and back-office support. As Sprint PCS has expanded, its internal support systems have been subject to increased demand and, in some cases, suffered a degradation in service. We cannot assure you that Sprint PCS will be able to successfully add system capacity or that its internal support systems will be adequate. It is likely that problems with Sprint PCS's internal support systems could cause:

     o    delays or problems in our own operations or service;

     o delays or difficulty in gaining access to customer and financial information, which we are currently experiencing with respect to our direct electronic access to significant aspects of Sprint PCS's internal support systems and financial data;

     o    a loss of Sprint PCS customers; and

     o an increase in the costs of customer care, billing and back office services.

OUR COSTS FOR INTERNAL SUPPORT SYSTEMS MAY INCREASE IF SPRINT PCS TERMINATES OUR SERVICES AGREEMENT

    We estimate that our costs for the services provided to us by Sprint PCS under our services agreement in the year 2000 will be approximately $12 million. We expect this number to significantly increase as the number of Sprint PCS subscribers based in our territory increases. Our services agreement with Sprint PCS provides that, upon nine months' prior written notice, Sprint PCS may terminate any service provided under that agreement. We do not have a contingency plan if Sprint PCS terminates any such service. If Sprint PCS terminates a service for which we have not developed a cost-effective alternative or increases the amount it charges us for these services, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted.

WE MAY HAVE DIFFICULTY IN OBTAINING HANDSETS AND EQUIPMENT, WHICH ARE IN SHORT SUPPLY

    We depend on our relationship with Sprint PCS to obtain handsets and equipment. The demand for the equipment we require to construct our portion of the Sprint PCS network is considerable, and manufacturers of this equipment have substantial order backlogs. In addition, the demand for specific types of handsets is strong and the manufacturers of those handsets may have to distribute their limited supply of products among the manufacturers' numerous customers. If Sprint PCS modifies its handset logistics and delivery plan or if we are not able to continue to rely on Sprint PCS's relationships with suppliers and vendors, some of which provide us with vendor discounts on equipment, we could have difficulty obtaining specific types of handsets and equipment in a timely manner and our equipment costs would increase. As a result, we could suffer delays in the build-out of our portion of the Sprint PCS network, disruptions in service and a reduction in subscribers.

IF WE FAIL TO PAY OUR DEBT, OUR LENDERS MAY SELL OUR LOANS TO SPRINT PCS AND GIVE SPRINT PCS RIGHTS OF A CREDITOR TO FORECLOSE ON OUR ASSETS

    Sprint PCS has contractual rights to purchase Nortel's rights as a senior lender under the Nortel financing documents. These rights are triggered by an acceleration of the maturity of the Nortel financing. To the extent Sprint PCS purchases these obligations, Sprint PCS's interests as a creditor could conflict with ours. Sprint PCS's rights as a senior lender would enable it to exercise rights with respect to our assets, including the right to foreclose on those assets, in a manner not otherwise permitted under our affiliation agreements with Sprint PCS.

IF SPRINT PCS DOES NOT MAINTAIN CONTROL OVER ITS LICENSED SPECTRUM, OUR AFFILIATION AGREEMENTS WITH SPRINT PCS MAY BE TERMINATED

    Sprint PCS, not Alamosa, owns the licenses necessary to provide wireless services in our territory. The Federal Communications Commission requires that licensees like Sprint PCS maintain control of their licensed systems and not delegate control to third party operators or managers like Alamosa. Although our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the Federal Communications Commission requirements for licensee control of licensed spectrum, we cannot assure you that the Federal Communications Commission will agree with us. If the Federal Communications Commission were to determine that our affiliation agreements with Sprint PCS need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, they may be terminated. If the agreements are terminated, we would no longer be a part of the Sprint PCS network and we would have extreme difficulty in conducting our business.

THE FEDERAL COMMUNICATIONS COMMISSION MAY NOT RENEW THE SPRINT PCS LICENSES, WHICH WOULD PREVENT US FROM PROVIDING WIRELESS SERVICES

    We do not own any licenses to operate a wireless network. We are dependent on Sprint PCS's licenses, which are subject to renewal and revocation. Sprint PCS's licenses in our territory will expire in 2005 or 2007 but may be renewed for additional ten-year terms. The Federal Communications Commission has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our territory. Additionally, if Sprint PCS does not demonstrate to the Federal Communications Commission that Sprint PCS has met the five-year and ten-year construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint PCS loses its licenses in our territory for any of these reasons, we would not be able to provide wireless services without obtaining rights to other licenses.

RISKS PARTICULAR TO ALAMOSA'S OPERATIONS

    BECAUSE OF THE NATURE OF OUR RELATIONSHIP WITH CHR SOLUTIONS, INC., ANY CONFLICTS THAT ARISE BETWEEN US AND CHR SOLUTIONS COULD NEGATIVELY AFFECT OUR ABILITY TO EFFECTIVELY CONDUCT OUR BUSINESS

    We rely heavily on CHR Solutions, Inc. for engineering, marketing, operating and other consulting services. We have paid or will pay CHR Solutions substantial amounts for these services, including approximately:

     o    $3.8 million paid during 1999;

     o    $3.5 million that we estimate will be paid during 2000;

     o an aggregate of $7.4 million in current and prior contractual commitments beginning in 1998; and

     o an anticipated additional $5 million in contractual commitments that we are currently negotiating with CHR Solutions.

    If CHR Solutions interests become adverse to ours, we may be forced to acquire consulting services from an alternate source, which could be very difficult or costly or result in delays in our network build-out. Additionally, Mr. David Sharbutt, our chairman and chief executive officer, is also a senior consultant, director and shareholder of CHR Solutions. Consequently, if CHR Solution's interests become adverse to ours, Mr. Sharbutt may face a conflict of interest. In addition, although the employment agreement related to Mr. Sharbutt's position as a senior consultant of CHR Solutions does not specify the time requirements of his employment, his responsibilities as an employee of

CHR Solutions may require significant professional time and effort and may reduce the time and effort he is able to devote to Alamosa. However, his employment agreement with us requires Mr. Sharbutt to devote his full time and effort to the business and affairs of Alamosa. See "Item 13. Certain Relationships and Related Transactions" for details related to this and other related party transactions.

OUR STOCKHOLDERS, MEMBERS OF MANAGEMENT AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST

    Some of our stockholders and members of management have significant investments in communications services companies that compete with Alamosa. In addition, several of our directors serve as directors of other communications services companies. As a result, these persons may be subject to conflicts of interest because of their investments or status as director that will have to be resolved by those persons and Alamosa. This conflict could require that such persons not participate in the decision-making related to, or implementation of, transactions or issues in which such conflicts arise. For a discussion of the magnitude of these risks, please see "Item 10. Directors and Executive Officers of the Registrant" and "Item 13. Certain Relationships and Related Transactions."

WE HAVE A VERY LIMITED OPERATING HISTORY AND MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOWS, WHICH WOULD LIKELY RESULT IN A DROP IN OUR STOCK PRICE

    Our operating history is very limited. We initiated commercial operations in our first market in June 1999. We expect to incur significant operating losses and to generate significant negative cash flow from operating activities at least through the year ending December 31, 2001. We have already incurred $31.6 million in operating losses through December 31, 1999. Our operating profitability will depend upon many factors, including, among others, our ability to market Sprint PCS services, achieve our projected market penetration and manage customer turnover rates. If we do not achieve and maintain operating profitability and positive cash flow from operating activities on a timely basis, our stock price could fall and you could lose all or part of your investment.

FAILURE TO OBTAIN ADDITIONAL CAPITAL, IF NEEDED TO COMPLETE THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK, COULD CAUSE DELAY OR ABANDONMENT OF OUR DEVELOPMENT PLANS

    The build-out of our portion of the Sprint PCS network will require substantial capital. As of January 1, 2000, we estimated that requirements to complete the current build-out plan and fund working capital losses through the year 2001 were approximately $283 million. We plan to finance these requirements using the funds received from the initial public offering and the remaining $178.1 million available under the Amended and Restated Nortel Credit Facility. Additional funds could be required for a variety of reasons, including unforeseen delays, unanticipated expenses, increased capital requirements, higher than expected operating losses, engineering design changes and other technology risks or other corporate purposes. In addition, if we complete our build-out more rapidly than currently anticipated, or if we contract to develop additional markets, we will need to raise additional equity or debt capital. These additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, on terms acceptable to us or within limitations permitted under our existing debt covenants or the covenants with respect to the senior discount notes. Failure to obtain additional funds, should the need for them develop, could result in the delay or abandonment of our development and expansion plans and we may be unable to fund our ongoing operations.

BECAUSE WE DEPEND HEAVILY ON OUTSOURCING, THE INABILITY OF THIRD PARTIES TO FULFILL THEIR CONTRACTUAL OBLIGATIONS TO US MAY DISRUPT OUR SERVICES OR THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK

    Because we decided to outsource portions of our business, we depend heavily on third-party vendors, suppliers, consultants, contractors and local exchange carriers. We have retained those persons to:

     o    design and engineer our systems;

     o    construct base stations, switch facilities and towers;

     o    lease base stations;

     o    install T-1 lines; and

     o    deploy our wireless personal communications services network systems.

    Specifically, our financing arrangements with Nortel make us especially dependent on them for network equipment, since we must use a specified amount of any funds borrowed from Nortel to purchase their equipment. In addition, we lease almost all of the tower sites for our wireless systems through a master lease agreement with Specialty Capital Services, Inc., now a subsidiary of American Tower Corporation. Specialty in turn has separate leasing arrangements with each of the owners of the sites. If Specialty or American Tower Corporation were to become insolvent or Specialty were to breach those arrangements, we may lose access to those base stations and experience extended service interruption in the areas serviced by those sites. The failure by any of our vendors, suppliers, consultants, contractors or local exchange carriers to fulfill their contractual obligations to us could materially delay construction and adversely affect the operations of our portion of the Sprint PCS network.

OUR ROAMING ARRANGEMENTS MAY NOT BE COMPETITIVE WITH OTHER WIRELESS SERVICE PROVIDERS, WHICH MAY RESTRICT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS

    We rely on roaming arrangements with other wireless service providers for coverage in some areas. Some risks related to these arrangements are as follows:

     o the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint PCS;

     o the price of a roaming call may not be competitive with prices of other wireless companies for roaming calls;

     o customers may have to use a more expensive dual-band/dual mode handset with diminished standby and talk time capacities;

     o customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network; and

     o Sprint PCS customers may not be able to use Sprint PCS advanced features, such as voicemail notification, while roaming.

If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint PCS subscribers and our Sprint PCS services will be less attractive to new customers.

IF WE RECEIVE LESS REVENUES OR INCUR MORE FEES THAN WE ANTICIPATE FOR SPRINT PCS ROAMING, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY

    We are paid a fee from Sprint PCS or a Sprint PCS affiliate for every minute that a Sprint PCS subscriber based outside of our territory uses the Sprint PCS network in our territory. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our territory uses the Sprint PCS network outside our territory. Sprint PCS customers from our territory may spend more time in other Sprint PCS coverage areas than we anticipate, and Sprint PCS customers from outside our territory may spend less time in our territory or may use our services less than we anticipate. As a result, we may receive less Sprint PCS roaming revenue than we anticipate or we may have to pay more Sprint PCS roaming fees than we collect. In addition, Sprint PCS could change the current fee for each Sprint PCS roaming minute used. If we were to receive less Sprint PCS roaming net revenue, we may not be able to operate our business profitably. For more information on roaming, see "Item 1. Business -- Roaming."

WE ARE LIKELY TO RECEIVE VERY LITTLE NON-SPRINT PCS ROAMING REVENUE SINCE THE SPRINT PCS NETWORK IS NOT COMPATIBLE WITH MANY OTHER NETWORKS

    A portion of our revenue may be derived from payments by other wireless service providers for use by their subscribers of the Sprint PCS network in our territory. However, the technology used in the Sprint PCS network is not compatible with the technology used by many other systems, which diminishes the ability of other wireless service providers' subscribers to use our services. Sprint PCS has entered into few agreements that enable customers of other wireless service providers to roam onto the Sprint PCS network. As a result, the actual non-Sprint PCS roaming revenue that we receive in the future is likely to be low relative to other wireless service providers. For more information on roaming, see "Item 1. Business -- Roaming." For further information on the Sprint PCS network technology, see "Item 1. Business -- Technology."

OUR RAPID GROWTH MAY IMPAIR OUR ABILITY TO EXPAND OUR COVERAGE AND MANAGE OUR SYSTEMS

    Since our inception in July 1998, we have experienced rapid growth and development in a relatively short period of time. As we open more markets, we expect to continue to experience growth. The management of that growth will require, among other things:

     o    continued development of our operational and administrative systems;

     o    stringent control of costs of network build-out;

     o integration of our network infrastructure with the rest of the Sprint PCS network;

     o    increased marketing activities;

     o the ability to attract and retain qualified management, technical and sales personnel; and

     o    the training of new personnel.

    Failure to successfully manage our expected rapid growth and development could impair our ability to complete the build-out of our portion of the Sprint PCS network, manage the expanding systems in our territory and achieve profitability.

OUR PROJECTED BUILD-OUT PLAN DOES NOT COVER ALL OF OUR TERRITORY, WHICH COULD MAKE IT DIFFICULT TO MAINTAIN A PROFITABLE CUSTOMER BASE

    Our projected build-out plan for our territory does not cover all areas of our territory. Upon completion of our current build-out plan, we expect to cover 65% of the resident population in our territory. As a result, our plan may not adequately serve the needs of the potential customers in our territory or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our territory than we anticipate, which we may not have the financial resources to complete or may be unable to do profitably.

PARTS OF OUR TERRITORY HAVE LIMITED LICENSED SPECTRUM, AND THIS MAY AFFECT THE QUALITY OF OUR SERVICE OR RESTRICT OUR ABILITY TO PURCHASE SPECTRUM LICENSES FROM SPRINT PCS IN THOSE AREAS

    While Sprint PCS has licenses to use 30 MHz of spectrum throughout most of our territory, it has licenses covering only 10 MHz in New Mexico and Durango and 20 MHz in El Paso. In the future, as the number of subscribers in those areas increases, this limited licensed spectrum may not be able to accommodate increases in call volume and may lead to more dropped calls than in other parts of our territory. In addition, Sprint PCS has no obligation to sell us spectrum licenses in areas where Sprint PCS owns less than 20 MHz of spectrum. Accordingly, if Sprint PCS were to terminate our affiliation agreements with them, it is likely that we would be unable to operate our business in New Mexico and Durango.

THE TECHNOLOGY WE USE MAY BECOME OBSOLETE OR LIMIT OUR ABILITY TO COMPETE EFFECTIVELY WITHIN THE WIRELESS INDUSTRY

    The wireless telecommunications industry is experiencing significant technological change. We employ code division multiple access digital technology, the digital wireless communications technology selected by Sprint PCS for its network. Code division multiple access technology may not provide the advantages expected by us or Sprint PCS. If another technology becomes the preferred industry standard, we would be at a competitive disadvantage and competitive pressures may require Sprint PCS to change its digital technology. We may be unable to respond to these pressures and implement new technology on a timely basis or at an acceptable cost. For more information on technology, including code division multiple access technology, see "Item 1. Business -- Technology."

UNAUTHORIZED USE OF, OR INTERFERENCE WITH, THE SPRINT PCS NETWORK COULD DISRUPT OUR SERVICE AND INCREASE OUR COSTS

    We may incur costs associated with the unauthorized use of the Sprint PCS network including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of the Sprint PCS network may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming. In addition, our border markets are susceptible to uncertainties related to areas not governed by the Federal Communications Commission. For example, unauthorized microwave radio signals near the border in Mexico could disrupt our service in the United States.

RISK FACTORS: RISKS PARTICULAR TO ALAMOSA'S INDEBTEDNESS

WE HAVE SUBSTANTIAL DEBT AND EXPECT TO INCUR SUBSTANTIAL ADDITIONAL DEBT, WHICH WILL REQUIRE LARGE PAYMENTS AND MAY RESULT IN OUR LENDERS CONTROLLING OUR ASSETS

    As of December 31, 1999, our outstanding long-term debt totaled $72.8 million. In addition, under our current business plan, we expect to incur substantial additional debt, including $187.1 million from our senior discount notes offering, before achieving break-even operating cash flow.

    Our substantial debt will have a number of important consequences for our operations and our investors, including the following:

     o we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

     o we may not have sufficient funds to pay interest on, and principal of, our debt; and

     o due to the liens on substantially all of our assets that secure our senior debt, lenders or holders of our senior debt may control our assets or our subsidiaries' assets upon a default.

IF WE DO NOT MEET ALL OF THE CONDITIONS REQUIRED UNDER OUR NORTEL FINANCING AGREEMENTS, WE MAY NOT BE ABLE TO DRAW DOWN ALL OF THE FUNDS WE ANTICIPATE RECEIVING FROM NORTEL AND MAY NOT BE ABLE TO COMPLETE THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK

    We have received $71.9 million as of December 31, 1999 under our financing agreements with Nortel. The remaining $178.1 million, which we expect to receive in the future, is subject at each funding date to several conditions, including:

     o    acquiring minimum numbers of Sprint PCS subscribers;

     o    providing coverage to a minimum number of residents; and

     o    adhering to financial covenants.

    If we do not meet these conditions at each funding date, Nortel may choose not to lend any or all of the remaining amounts. If other sources of funds are not available, we may be unable to complete the build-out of our portion of the Sprint PCS network. If we do not have sufficient funds to complete our network build-out, we may be in breach of our management agreement with Sprint PCS and be in default under our financing from Nortel.

IF WE DO NOT HAVE ACCESS TO THE CAPITAL MARKETS ON TERMS REASONABLY SATISFACTORY TO US, WE MAY BE UNABLE TO REPAY THE NORTEL FACILITY AT MATURITY, OR REFINANCE THE NORTEL FACILITY BEFORE WE ARE REQUIRED TO ISSUE WARRANTS TO NORTEL

    Failure to repay the Nortel facility at maturity will result in a default under that agreement. It is unlikely that we can repay the Nortel facility without refinancing the facility, and we may have inadequate access to the capital markets to permit such refinancing. A default under the Nortel facility could:

     o prevent us from operating or completing the build-out of our portion of the Sprint PCS network;

     o constitute a default under the senior discount notes or a default under our affiliation agreements with Sprint PCS; and

     o could make it extremely difficult for us to obtain any future financing.

    If we are unable to refinance and repay a portion of the Nortel financing prior to the second anniversary of the closing date of the Nortel facility, we will likely be required to issue warrants to purchase shares of our stock to Nortel, which would be dilutive to our stockholders if Nortel exercises those warrants.

OUR NEW INDEBTEDNESS WILL PLACE RESTRICTIONS ON US WHICH MAY LIMIT OUR OPERATING FLEXIBILITY AND OUR ABILITY TO PAY DIVIDENDS

    The indenture governing the senior discount notes impose material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, may limit our ability to engage in some transactions, including the following:

     o    consummating designated types of mergers or consolidations;

     o    paying dividends or other distributions to our stockholders;

     o    making investments;

     o    selling assets;

     o    repurchasing our common stock;

     o    changing lines of business;

     o    borrowing additional money; and

     o    engaging in transactions with affiliates.

    These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment.

RISK FACTORS:  INDUSTRY RISKS

WE MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER WHICH WOULD INCREASE OUR COSTS OF OPERATIONS AND REDUCE OUR REVENUE

    The wireless personal communications services industry in general and Sprint PCS in particular have experienced a higher rate of customer turnover as compared to cellular industry averages. In particular, our customer turnover may be high because:

     o    Sprint PCS does not require its customers to sign long term contracts;
          and

     o Sprint PCS's handset return policy allows customers to return used handsets within 30 days of purchase and receive a full refund.

    A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by customers.

REGULATION BY GOVERNMENT AGENCIES AND TAXING AUTHORITIES MAY INCREASE OUR COSTS OF PROVIDING SERVICE OR REQUIRE US TO CHANGE OUR SERVICES

    Our operations and those of Sprint PCS may be subject to varying degrees of regulation by the Federal Communications Commission, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact Sprint PCS's operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint PCS.

CONCERNS OVER HEALTH RISKS POSED BY THE USE OF WIRELESS HANDSETS MAY REDUCE THE CONSUMER DEMAND FOR OUR SERVICES

    Media reports have suggested that radio frequency emissions from wireless handsets may:

     o be linked to various health problems resulting from continued or excessive use, including cancer;

     o interfere with various electronic medical devices, including hearing aids and pacemakers; and

     o    cause explosions if used while fueling an automobile.

    Widespread concerns over radio frequency emissions may expose us to potential litigation or discourage the use of wireless handsets. Any resulting decrease in demand for our services could impair our ability to profitably operate our business.

WORSE THAN EXPECTED FOURTH QUARTER RESULTS MAY CAUSE OUR STOCK PRICE TO DROP AND SIGNIFICANTLY REDUCE OUR OVERALL RESULTS OF OPERATIONS

    The wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters.

    The price of our common stock may drop and our overall results of operations could be significantly reduced if Alamosa has a worse than expected fourth quarter for any reason, including the following:

     o Alamosa's inability to match or beat pricing plans offered by competitors;

     o the failure to adequately promote Sprint PCS's products, services and pricing plans;

     o the inability of Alamosa to obtain an adequate supply or selection of handsets;

     o    a downturn in the economy of some or all markets in our territory; or

     o    a poor holiday shopping season.

SIGNIFICANT COMPETITION IN THE WIRELESS COMMUNICATIONS SERVICES INDUSTRY MAY RESULT IN OUR COMPETITORS OFFERING NEW SERVICES OR LOWER PRICES THAT WOULD PREVENT US FROM OPERATING PROFITABLY

    Competition in the wireless communications services industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

    Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS's consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, with greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

    Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger competitors who have substantially greater resources or who offer more services than we do. For more information on the competition we face in the wireless communications industry, see "Item 1. Business -- Competition."

A LACK OF SUITABLE TOWER SITES MAY DELAY THE BUILD-OUT OF OUR PORTION OF THE SPRINT PCS NETWORK AND RESTRICT OUR OPERATING CAPACITY

    A lack of tower site availability due to difficulty in obtaining local regulatory approvals or other reasons may delay the build-out of our portion of the Sprint PCS network, delay the opening of markets, limit network capacity or reduce the number of new Sprint PCS subscribers. The local governmental authorities in various locations in our territory have at times placed moratoriums on the construction of additional towers and base stations. These moratoriums may materially and adversely affect the timing of the planned build-out and quality of the network operations in those markets. We have experienced difficulty, and may continue to have difficulty, in obtaining tower sites in some areas of our territory on a timely basis.

RISK FACTORS:  RISKS RELATING TO OUR STOCK

OUR EXISTING STOCKHOLDERS, DIRECTORS AND OFFICERS MAY BE ABLE TO CONTROL THE OUTCOME OF SIGNIFICANT MATTERS PRESENTED TO STOCKHOLDERS FOLLOWING THE COMPLETION OF OUR INITIAL PUBLIC OFFERING

    Our existing stockholders, directors and officers beneficially own approximately 84% of our outstanding common stock on a diluted basis. Consequently, those persons, if they act as a group, are able to control the outcome of matters submitted for stockholder action, including the election of members to our board of directors and the approval of significant change in control transactions. This may have the effect of delaying or preventing a change in control even though a change in ownership may be economically beneficial to us and our stockholders. For more information on this subject, please refer to "Item 10. Directors and Executive Officers of the Registrant" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

ACTUAL OR ANTICIPATED SALES OF OUR COMMON STOCK BY OUR CURRENT STOCKHOLDERS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECREASE

    Many of our current stockholders hold large portions of our common stock. In August 2000, approximately 47,763,659 shares of our common stock, including shares issuable pursuant to stock options immediately exercisable or exercisable prior to the termination of the lock-up period, will no longer have transfer restrictions imposed by a lock-up period. On February 8, 2001, approximately 48,500,008 shares of common stock will be eligible for sale pursuant to Rule 144 of the Securities Act. The occurrence of sales of a large number of these shares, or the perception that these sales could occur, could cause a drop in our stock price and could impair our ability to obtain capital through an offering of equity securities.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS COULD LIMIT OUR SHARE PRICE AND DELAY A CHANGE IN CONTROL OF ALAMOSA

    Our certificate of incorporation provides that our board of directors may issue preferred stock without stockholder approval. In addition, our bylaws provide for a classified board, with each board member serving a three-year term. These provisions, among others, may have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of Alamosa, even though a change in ownership might be economically beneficial to us and our stockholders.

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

    We are subject to some interest rate risk on our financing from Nortel and any future floating rate financing.

    The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, capital leases and the Nortel financing based on our projected level of long-term indebtedness:

                                                                     YEARS ENDING DECEMBER 31,
                                                --------------------------------------------------------------------
                                                   2000        2001       2002        2003       2004     THEREAFTER
                                                ----------  ---------- ----------  ---------- ----------  ----------
                                                                       (DOLLARS IN MILLIONS)
      Fixed Rate Instruments:
        Senior discount notes...............    $     207   $     235   $    266    $    301   $    341    $    350
          Fixed interest rate...............       12.875%     12.875%    12.875%     12.875%    12.875%     12.875%
          Principal payments................          --          --         --          --         --     $    350
        Capital Leases -- Annual Minimum
          Lease Payments(1).................    $     .11   $     .11   $    .11   $     .11   $    .11    $   1.09
          Average Interest Rate.............         10.0%       10.0%      10.0%       10.0%      10.0%       10.0%
      Variable Rate Instruments:
        Nortel Senior Debt(2)...............    $      25   $     100   $    150    $    120   $     40         --
          Average Interest Rate(3)..........         9.75%       9.75%      9.75%       9.75%      9.75%        --
          Principal payments................    $      75         --    $     13    $     30   $     80    $     40

----------

(1) These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2) The amounts represent estimated year-end balances under the Nortel facility based on a projection of the funds borrowed under that facility pursuant to our current plan of network build-out.

(3) Interest rate on the Nortel financing equals, at our option, either the London Interbank Offered Rate (LIBOR) + 3.75%, or the prime or base rate of Citibank, N.A. plus 2.75%. LIBOR is assumed to equal 6.0% for all periods presented.

    Our primary market risk exposure relates to:

     o    the interest rate risk on long-term and short-term borrowings;

     o our ability to refinance our senior discount notes at maturity at market rates; and

     o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

    The carrying value of the financial instruments approximates fair value.

    As a condition to the Nortel financing, we must maintain one or more interest rate protection agreements in an amount equal to 50% of the total debt under the financing. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements" commencing on page F-1 hereof.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table presents information with respect to our directors and executive officers.

                          NAME                               AGE            POSITION
          ------------------------------------               ---       ---------------------
          David E. Sharbutt.........................          50       Chairman of the Board of Directors and
                                                                       Chief Executive Officer
          Jerry W. Brantley.........................          54       Chief Operating Officer
          Kendall W. Cowan..........................          45       Chief Financial Officer
          W. Don Stull..............................          37       Chief Technology Officer
          Michael R. Budagher.......................          41       Director
          Ray M. Clapp, Jr..........................          39       Director
          Scotty Hart...............................          49       Director
          Thomas Hyde...............................          54       Director
          Schuyler B. Marshall......................          54       Director
          Tom M. Phelps.............................          50       Director
          Reagan W. Silber..........................          39       Director
          Jimmy R. White............................          60       Director

    David E. Sharbutt. Mr. Sharbutt has been our Chairman and a director since Alamosa was founded in July 1998. Mr. Sharbutt was named our Chief Executive Officer on October 1, 1999. Mr. Sharbutt was formerly the President and Chief Executive Officer of Hicks & Ragland, now known as CHR Solutions, Inc. Mr. Sharbutt is currently employed by CHR Solutions as a Senior Consultant. He has been at CHR Solutions since 1977, where he has worked with independent telephone companies in developing strategic, engineering and implementation plans for various types of telecommunications services. Before he joined CHR Solutions, Mr. Sharbutt was employed by Southwestern Bell. Mr. Sharbutt holds a Bachelor of Science degree in Electrical Engineering from Texas Tech University. Mr. Sharbutt was Vice President of Alamo IV LLC until its dissolution in November 1999. He also serves as a director for, and is a shareholder of, CHR Solutions and is a director for, and shareholder and President of US Consultants, Inc. In addition, he is a director for TechTel Communications Corporation, Accipiter Communications, and previously was a director of Alamo Cellular, Inc., all non-public companies.

    Jerry W. Brantley. Mr. Brantley has been our Chief Operating Officer since October 1998. He is responsible for overseeing all aspects of operations including market operations, network build-out, marketing and distribution. From June 1996 to October 1998, he was General Manager of the H&R Strategic Group of Hicks & Ragland. From December 1994 to June 1996, Mr. Brantley was Executive Vice President and General Manager for Mainstreet Wireless, a national wireless personal communications services consortium of independent telecommunications companies and other companies. From May 1993 to November 1994, Mr. Brantley was President and General Manager of the Business Crime Council of South Texas, Inc., a crime prevention organization. From 1984 to 1993, Mr. Brantley held various executive management positions in sales, marketing, public relations and regulatory matters for Southwestern Bell Mobile Systems. Mr. Brantley holds a Bachelor of Business Administration degree from the University of Oklahoma.

    Kendall W. Cowan. Mr. Cowan became our Chief Financial Officer in December 1999. From October 1993 to December 1999, he was a partner in the public accounting firm of Robinson Burdette Martin & Cowan, L.L.P. and from January 1986 to September 1993, he was a partner in the Lubbock and Dallas offices of Coopers & Lybrand. He provided consulting and accounting services to a wide range of clients at both firms including public companies. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Mr. Cowan is Chairman of the Board and a stockholder of ShaCo Xpress, Inc., a director of Robert Heath Trucking, Inc., and a member of C.C. & Co., L.L.C., all of which are non-public companies.

    W. Don Stull. Mr. Stull has been our Chief Technology Officer since October 1998. He was formerly Vice President of Hicks & Ragland. He has held various management and engineering positions at Hicks & Ragland since 1988. From 1985 to 1988 he was an engineer at Turner Collie & Braden, Inc. From 1980 to 1984, he was an engineering technician for different companies. Mr. Stull received his M.B.A. from Texas Tech University and holds a Bachelor of Science degree in Civil Engineering from Texas Tech University.

    Michael R. Budagher. Mr. Budagher has served as a director of Alamosa since December 21, 1998. Mr. Budagher was the founder of Specialty Constructors, a wholly owned subsidiary of Specialty Teleconstructors, Inc., a wireless infrastructure installation company. He served as the President, Chairman of the Board, Chief Executive Officer and Chief Operating Officer of Specialty from 1980 to 1999. Mr. Budagher is also a founder, stockholder and the President of Specialty Antenna Site Resources, Inc. and was a founder and served as the President of Specialty Constructors Coatings, Inc. until March 1997. He also serves as the managing member and President of the Budagher Family LLC as well as a Manager of West Texas PCS, LLC, both non-public limited liability companies.

    Ray M. Clapp, Jr. Mr. Clapp has served as a director since Alamosa was founded in July 1998. Since 1995, Mr. Clapp has been Managing Director, Acquisitions and Investments for The Rosewood Corporation, the primary holding company for the Caroline Hunt Trust Estate. From 1989 to 1995, he has held various officer level positions with The Rosewood Corporation and its subsidiaries. Prior to his employment with The Rosewood Corporation, Mr. Clapp was a consultant with Booz, Allen & Hamilton, a management consulting firm.

    Scotty Hart. Mr. Hart has served as a director since Alamosa was founded in July 1998. He has also served as General Manager of South Plains Telephone Cooperative, a wireline and wireless telecommunications company, since April 10, 1995, and previously as Assistant Manager of South Plains Telephone Cooperative. Mr. Hart is currently Vice President of SPPL, Inc., Chairman of the General Partners Committee for Caprock Cellular Limited Partnership and past Chairman for Texas RSA3 Limited Partnership, all affiliates of South Plains Telephone Cooperative. He is also General Manager of South Plains Advanced Communications & Electronics, Inc., a wholly owned subsidiary of South Plains Telephone Cooperative, and Secretary of Alamo Cellular, Inc., a non-public holding company with interests in a wireless telecommunications service provider and an affiliate of South Plains Advanced Communications & Electronics, Inc. In addition, Mr. Hart is the general partner and a limited partner of Lubbock HLH, Ltd. He was President of Alamo IV LLC until its dissolution in November 1999. Mr. Hart also serves as a director of Texas Statewide Telephone Cooperative, Inc., a non-public company.

    Thomas Hyde. Mr. Hyde has served as a director since Alamosa was founded in July 1998. From 1996 to 1997, Mr. Hyde served as an Assistant Manager of Taylor Telephone Cooperative, Inc., a landline telephone service provider, and has served as Manager of that company since 1998. He has also served as Manager of Taylor Telecommunications, Inc., a cellular services provider. Prior to 1996, Mr. Hyde was self-employed in the farming and ranching business. Mr. Hyde was also Secretary of Alamo IV LLC until its dissolution in November 1999. Mr. Hyde currently serves as a director of Alamo Cellular, Inc. and was a director of Taylor Telephone Cooperative, Inc. and Taylor Telecommunications, Inc. from 1979 to 1996.

    Schuyler B. Marshall. Mr. Marshall has served as a director of Alamosa since November 1999. He has served as President of The Rosewood Corporation, the primary holding company for the Caroline Hunt Trust Estate, since January 1, 1999. From 1996 through 1998, he served as Senior Vice President and General Counsel, and Executive Director of The Rosewood Corporation, and as director and president of various of its subsidiaries. He currently serves as a member of the advisory board of Rosewood Capital IV, L.P., a San Francisco based venture capital fund that will focus on e-commerce, telecommunications and other consumer oriented investments. Mr. Marshall also serves as the sole manager of Rosewood Telecommunications, L.L.C., a stockholder of Alamosa. Prior to his employment with The Rosewood Corporation, Mr. Marshall was a senior shareholder with Thompson & Knight, P.C., in Dallas, where he practiced law since 1970.

    Tom M. Phelps. Mr. Phelps has served as a director of Alamosa since December 21, 1998. He has served as Executive Vice President and General Manager of ENMR Telephone Cooperative, a telecommunications services provider, and of Telecommunications Holdings East, since September 1997. Mr. Phelps is also currently Executive Vice President of Plateau Telecommunications Incorporated, a wireless and wireline telecommunications provider and wholly owned subsidiary of Telecommunications Holdings East. Additionally, Mr. Phelps served as Assistant Manager of ENMR Telephone Cooperative and its wholly owned subsidiaries from 1995 to 1997, and as Area Manager of GTE Corporation, a telephone service provider, from 1994 to 1995. He is currently a director of Rocky Mountain Telecommunications Association, a non-public company.

    Reagan W. Silber. Mr. Silber has served as a director since Alamosa was founded in July 1998. He has been the founder and managing shareholder of Silber Pearlman, P.C., a law firm, since 1989. He is also a director and the President of Tregan International Corp., a director and the President of BPS Realty, Inc., and a director of Independent Bank of Plano, all non-public companies.

    Jimmy R. White. Mr. White has served as a director since Alamosa was founded in July 1998. He has served as the General Manager of XIT Rural Telephone Cooperative, Inc. and its subsidiaries, XIT Telecommunication & Technology, Inc., XIT Cellular, and XIT Fiber, Inc., all wireline and wireless telecommunications services providers, since 1975. He was the Treasurer of Alamo IV LLC until its dissolution in November 1999. Mr. White currently serves as the President of Alamo Cellular, Inc. He also currently serves as a director of Texas Telephone Association, a non-public company, and Forte of Colorado, a general partnership.

BOARD OF DIRECTORS

    The size of our board of directors is fixed at nine members and our board of directors is divided into three classes. Ray M. Clapp, Jr., Jimmy White and Thomas Hyde constitute Class I and will stand for election at the annual meeting of stockholders to be held in 2001. Michael R. Budagher, Schuyler B. Marshall and Reagan W. Silber constitute Class II and will stand for election at the annual meeting of stockholders to be held in 2002. Tom M. Phelps, David E. Sharbutt, and Scotty Hart constitute Class III and will stand for election at the annual meeting of stockholders to be held in 2003. Directors in each class will serve for a term of three years, or until his or her successor has been elected and qualified and will be compensated at the discretion of the board of directors. Executive officers are ordinarily elected annually and serve at the discretion of the board of directors.

BOARD COMMITTEES

    Our board of directors has established five committees. They are the:

     o    audit committee;

     o    compensation committee;

     o    finance committee;

     o    stock option plan committee; and

     o    nominating committee.

    The audit committee is responsible for recommending to the board of directors the engagement of our independent auditors and reviewing with the independent auditors the scope and results of the audits, our internal accounting controls, audit practices and the professional services furnished by the independent auditors. The current members of the audit committee are Messrs. White, Phelps, Budagher and Clapp.

    The compensation committee is responsible for reviewing and approving all compensation arrangements for our officers. The current members of the compensation committee are Messrs. Silber, Marshall and Hyde.

    The finance committee is responsible for providing budget oversight and dealing with capital structure issues. The current members of the finance committee are Messrs. Clapp, White, Sharbutt and Hart.

    The stock option plan committee is responsible for reviewing and approving the terms of any stock option grants or other awards under the 1999 Long-Term Incentive Plan and reviewing and approving the terms of any future stock option plans. The current members of the stock option plan committee are Messrs. Silber, Marshall and Hyde.

    The nominating committee is responsible for:

     o    seeking out possible candidates for the board of directors;

     o    reviewing the slate of directors to be elected by the stockholders;

     o reviewing the qualifications for candidates for corporate officers recommending the officers for approval by the board of directors; and

     o    evaluating the performance of current directors.

    The current members of the nominating committee are Messrs. Phelps, Budagher, White, Clapp, Silber, Marshall, Hyde and Sharbutt.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Because we were not a reporting company during fiscal year 1999, no reports were required that year. Accordingly, we believe that we fully complied with any reporting requirements of Section 16(a).

     ITEM 11. EXECUTIVE COMPENSATION.

     The following table presents summary information with respect to the compensation paid to David E. Sharbutt, Jerry W. Brantley, Kendall W. Cowan and
W. Don Stull during the period from the inception of Alamosa, July 16, 1998, to December 31, 1998 and for the year ended December 31, 1999. We had no chief executive officer during the period from inception, July 16, 1998, to December 31, 1998. Mr. Brantley, as Chief Operating Officer, acted in a capacity similar to that of chief executive officer during that period. David E. Sharbutt became our chief executive officer effective as of October 1, 1999, and has served as our chief executive officer since that time.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM COMPENSATION
                                                  ANNUAL COMPENSATION           -------------------------
                                             ------------------------------     RESTRICTED     SECURITIES
                                                                                  STOCK        UNDERLYING      ALL OTHER
           NAME AND PRINCIPAL POSITION       YEAR        SALARY       BONUS       AWARDS        OPTIONS      COMPENSATION
           ---------------------------       ----        ------       -----     ----------     ----------    ------------
          David E. Sharbutt
            Chief Executive
            Officer(1)...............        1999      $  43,750   $  43,750        --         1,697,500       $ 3,750(2)
          Jerry W. Brantley
            Chief Operating Officer..        1999      $ 175,000   $ 142,309        --         1,697,500(3)    $ 7,200(4)
                                             1998      $  43,077   $  25,823        --                --(3)    $ 1,662(4)
          Kendall W. Cowan
            Chief Financial
            Officer(5)...............        1999      $  12,500   $  12,500        --         1,455,000       $   600(4)
          W. Don Stull
            Chief Technology
            Officer..................        1999      $  90,000   $  58,875        --           145,500(6)    $ 4,800(4)
                                             1998      $  16,108   $       0        --                --(6)    $   554(4)

----------

(1)  Mr. Sharbutt became Chief Executive Officer on October 1, 1999.

(2)  Consists of a monthly car and club dues allowance.

(3) During 1998, we granted Mr. Brantley three series of options to purchase up to an aggregate 1.5% membership interest in Alamosa PCS, LLC. The exercise price per share was $1.08 for the first of these series, $1.15 for the second series and $1.25 for the third series. We will record compensation expense totaling $11,523,600 in connection with these options. As part of our reorganization, these options were terminated and replaced by two options granted under the 1999 Long-Term Incentive Plan. The first option is exercisable immediately prior to the completion of the initial public offering for 242,500 shares of our common stock at an exercise price of $1.15 per share. The second option vests over the next four years and is exercisable for 1,455,000 shares of our common stock with an exercise price equal to the initial public offering price.

(4)  Consists of a monthly car allowance.

(5)  Mr. Cowan became Chief Financial Officer on December 1, 1999.

(6) During 1998, we granted Mr. Stull three series of options to purchase up to an aggregate 0.3% membership interest in Alamosa PCS, LLC that vest monthly beginning on April 29, 2000 and expire on December 31, 2006. As part of our reorganization, these options were terminated and replaced by three series of options to purchase an aggregate of 145,500 shares of our common stock. The exercise price per share is $1.1296 for the first series, $1.2477 for the second series and $1.4238 for the third series of these common stock options. One-third of each option series is fully vested and exercisable and another one-third of each series will vest on each of October 29, 2000 and October 29, 2001.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     The table below provides information regarding stock options granted to the named executive officers in fiscal year 1999. None of the named executive officers received stock appreciation rights, or SARs.

                                                                     INDIVIDUAL GRANTS
                            ------------------------------------------------------------------------------------------------------
                                                                                       POTENTIAL       POTENTIAL REALIZABLE VALUE
                                           % OF TOTAL                                  REALIZABLE        AT ASSUMED ANNUAL RATES
                             NUMBER OF       OPTIONS                                    VALUE AT       OF STOCK PRICE APPRECIATION
                            SECURITIES     GRANTED TO     EXERCISE                   INITIAL PUBLIC         FOR OPTION TERM(1)
                            UNDERLYING     EMPLOYEES IN     PRICE       EXPIRATION   OFFERING PRICE    ---------------------------
            NAME              OPTIONS      FISCAL YEAR   (PER SHARE)       DATE         OF $17($)         5%($)           10%($)
            ----            ----------     ------------  -----------    ----------   --------------    ----------       ----------
     David E. Sharbutt...      242,500(2)       5%         $  1.15        1/5/2009      3,843,625       6,436,243       10,413,828
                             1,455,000         29%         $ 17.00        1/5/2009             --      15,555,709       39,421,220
     Jerry W. Brantley...      242,500(3)       5%         $  1.15        1/5/2009      3,843,625       6,436,243       10,413,828
                             1,455,000(3)      29%         $ 17.00        1/5/2009             --      15,555,709       39,421,220
     Kendall W. Cowan....    1,455,000         29%         $ 17.00        1/5/2009             --      15,555,709       39,421,220
     W. Don Stull........       48,500(4)       1%         $  1.13      12/31/2006        769,714       1,288,238        2,083,755
                                48,500(4)       1%         $  1.25      12/31/2006        763,987       1,282,510        2,078,027
                                48,500(4)       1%         $  1.42      12/31/2006        755,446       1,273,969        2,069,486

----------

(1)  Based on the initial public offering price of $17.00.

(2) In connection with these options, we will record compensation expense totaling $3,116,125.

(3) During 1998, we granted Mr. Brantley three series of options to purchase up to an aggregate 1.5% membership interest in Alamosa PCS, LLC. The exercise price per share was $1.08 for the first of these series, $1.15 for the second series and $1.25 for the third series. We will record compensation expense totaling $11,523,600 in connection with these options. As part of our reorganization, these options were terminated and replaced by two options granted under the 1999 Long-Term Incentive Plan. The first option is exercisable immediately prior to the completion of the initial public offering for 242,500 shares of our common stock at an exercise price of $1.15 per share. The second option vests over the next four years and is exercisable for 1,455,000 shares of our common stock with an exercise price equal to the initial public offering price.

(4) During 1998, we granted Mr. Stull three series of options to purchase up to an aggregate 0.3% membership interest in Alamosa PCS, LLC that vest monthly beginning on April 29, 2000 and expire on December 31, 2006. As part of our reorganization, these options were terminated and replaced by three series of options to purchase an aggregate of 145,500 shares of our common stock. The exercise price per share is $1.1296 for the first series, $1.2477 for the second series and $1.4238 for the third series of these common stock options. One-third of each option series is fully vested and exercisable and another one-third of each series will vest on each of October 29, 2000 and October 29, 2001.

AGGREGATED FISCAL YEAR-END OPTION VALUES

    The following table provides summary information regarding options held by our named executive officers as of December 31, 1999. There was no public market for the common stock as of December 31, 1999. Accordingly, the value of unexercised in-the-money options is based on the initial public offering price of $17.00, less the exercise price payable for such shares.

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                 SHARES                       OPTIONS/SARS AT FISCAL          IN-THE-MONEY OPTIONS/
                                ACQUIRED        VALUE              YEAR-END(#)               SARS AT FISCAL YEAR-END
        NAME                 ON EXERCISE(#)    REALIZED    (EXERCISABLE/UNEXERCISABLE)     (EXERCISABLE/UNEXERCISABLE)
----------------------       --------------    --------    ---------------------------     ---------------------------
David E. Sharbutt                 --             --                       --/1,697,500                   $0/$3,843,625
Jerry W. Brantley                 --             --                       --/1,697,500                   $0/$3,843,625
Kendall W. Cowan                  --             --                       --/1,455,000                           --/$0
W. Don Stull                      --             --                      48,498/97,002             $763,017/$1,526,129

BENEFIT PLANS

1999 LONG-TERM INCENTIVE PLAN

     The 1999 Long-Term Incentive Plan has been adopted by our board of directors and stockholders. The purpose of the plan is to attract and retain the services of our key management employees, outside directors and consultants by providing those persons with a proprietary interest in us. The plan allows us to provide that proprietary interest through the grant of:

     o    incentive stock options;

     o    nonqualified stock options;

     o    tandem and independent stock appreciation rights;

     o    stock bonuses; and

     o    restricted stock.

     The aggregate number of shares of common stock that may be issued under the plan is 7,000,000. We have granted options effective as of the closing of the initial public offering to purchase 5,554,000 shares of our common stock with an exercise price equal to the initial public offering price per share to directors, officers, employees and consultants and to purchase 630,500 shares of our common stock with per share exercise prices ranging from $1.13 to $1.42 to three of our executive officers, of which options to purchase 533,498 shares were exercised immediately prior to the initial public offering.

     The option plan is administered by our board of directors or by a stock option plan committee appointed by our board of directors, which is authorized, subject to the provisions of the option plan, to grant awards and establish rules and regulations as it deems necessary for the proper administration of the option plan and to make whatever determinations and interpretations it deems necessary or advisable.

     An incentive option may not have an exercise price less than the fair market value of the common stock on the date of grant or an exercise period that exceeds ten years from the date of grant and is subject to other limitations which allow the option holder to qualify for favorable tax treatment. Nonqualified options may have an exercise price of less than, equal to or greater than the fair market value of the underlying common stock on the date of grant but, like incentive options, are limited to an exercise period of no longer than ten years.

     The committee determines and designates those persons to whom awards are granted and determines:

     o    the award period;

     o    the date of grant;

     o    the vesting period; and

     o other terms, provisions, limitations and performance requirements approved by the committee, but not inconsistent with the plan.

     The committee also has the discretion to reprice stock option awards.

     An option will not be transferable except by will or by the laws of descent or distribution, unless specified in the plan or determined otherwise by our board of directors or the committee.

     Awards under the plan may contain provisions that, if a change in control of Alamosa occurs, give the stock option plan committee discretion to offer to purchase awards from plan participants and make adjustments or modifications to outstanding awards to protect and maintain the rights and interests of the plan participants or take any other action the award agreements may authorize. A change in control of Alamosa is deemed to occur for purposes of the plan upon any of the following events:

     o the approval by our stockholders of a plan to dissolve or liquidate Alamosa;

     o continuing directors, who are persons who were serving on our board of directors when the plan was adopted or who afterwards were elected to the board of directors by majority of the directors in office, cease to constitute at least 50% of the board of directors;

     o a consolidation or merger in which we do not survive, or in which our stockholders do not retain the same proportionate common stock ownership in the surviving company after the merger; or

     o a sale of substantially all of our assets, unless the sale is due to the default by us or our affiliates under any:

     o credit or related agreement among us or our affiliates or successors and Nortel Networks, Inc. or any other lender; or

     o management or related agreement among us or our affiliates or successors and Sprint Spectrum, LP, SprintCom, Inc., WirelessCo, LP, Sprint Communications Company, LP or their affiliates or successors.

     The events described in the third and fourth bullet points above will not be deemed a change in control of Alamosa if after the event:

     o continuing directors constitute at least 50% of the board of directors of the continuing, surviving or acquiring entity, or that entity's ultimate parent entity if the parent entity has at least a majority of the voting power of the entity; and

     o the continuing, surviving or acquiring entity, or that entity's ultimate parent entity, assumes all of the outstanding stock options under the plan.

401(k) RETIREMENT PLAN

     We have established a tax-qualified employee savings and retirement plan. Employees may elect to contribute up to 20% of their annual compensation on a pre-tax basis and up to an additional 10% of their annual compensation on an after-tax basis to the retirement plan. "Highly Compensated Employees," as defined in the retirement plan, are subject to certain other provisions regarding the amount of eligible contributions. Employee contributions may begin from the date of hire and are immediately vested. Currently, we do not make matching or profit-sharing contributions to the retirement plan.

EMPLOYMENT AGREEMENTS

     David E. Sharbutt. We are a party to an employment agreement with David E. Sharbutt, effective October 1, 1999. This employment agreement has a three-year term and provides that Mr. Sharbutt receive a minimum base salary of $175,000, payable no less often than semi-monthly, subject to increases at our discretion. Additionally, Mr. Sharbutt is entitled to receive a bonus of up to $43,750 for each calendar quarter in which we meet certain corporate milestones. Mr. Sharbutt is also entitled to $5,000,000 in term life insurance coverage, reimbursement for reasonable expenses, $1,250 per month as a vehicle and club dues allowance, reimbursement for vehicle business mileage at the standard rate set by the Internal Revenue Service, and incentive, retirement, profit-sharing, life, medical, disability and other benefit plans as may be available to our other executives with comparable responsibilities, subject to the terms of those programs. If we terminate Mr. Sharbutt's employment other than for cause, a change in control or for non-performance, all as defined in the employment agreement, or due to his death or disability, we would be required to pay him severance pay equal to one year's base salary. If Mr. Sharbutt should terminate his employment agreement for cause, as defined in the employment agreement he will be entitled to severance pay equal to the lessor of one year's base salary and the unpaid balance of his salary that would be payable to him through September 30, 2002. If Mr. Sharbutt is terminated by us within one year after a change in control or any reason other than cause, he will be entitled to severance pay equal to the unpaid balance of the base salary which would have been payable to him through September 30, 2002. Pursuant to the employment agreement, Mr. Sharbutt has agreed not to compete with us during his employment and not to compete with us within a defined area for a period of two years following termination of his employment. The employment by CHR Solutions, Mr. Sharbutt's investment in the securities of any public company where such investment does not represent greater than five percent of the outstanding stock of that company and Mr. Sharbutt's investment in any company or entity in which Mr. Sharbutt was an owner or stockholder at the time of entering into the employment agreement are exceptions to the non-competition covenant. Further Mr. Sharbutt has agreed not to disclose any of our confidential information at any time during or subsequent to his employment with us without our written consent.

     Jerry W. Brantley. We are a party to an amended and restated employment agreement with Jerry W. Brantley effective October 1, 1999. This employment agreement has a four-year term and provides that Mr. Brantley receive a minimum base salary of $175,000, payable no less often than semi-monthly, subject to increases at our discretion. Additionally, Mr. Brantley is entitled to receive a bonus of up to $30,000 for each calendar quarter in which we meet certain corporate milestones. Mr. Brantley is also entitled to reimbursement for reasonable expenses, $600 per month as a vehicle allowance, reimbursement for vehicle business mileage at the standard rate set by the Internal Revenue Service, and incentive, retirement, profit-sharing, life, medical, disability and other benefit plans as may be available to our other executives with comparable responsibilities, subject to the terms of those programs. If we terminate Mr. Brantley's employment for other than cause or nonperformance, or within one year after a change in control, all as defined in the employment agreement, or due to his death or disability, we would be required to pay him severance pay equal to one year's base salary. If Mr. Brantley should terminate his employment for cause, as defined in the employment agreement, he would be entitled to severance pay equal to the lesser of one year's base salary or the unpaid balance of the base salary which would be payable to him through September 30, 2003. If Mr. Brantley is terminated by us for any reason other than cause within one year after a change in control, he will be entitled to severance pay equal to the unpaid balance of the base salary which would have been payable to him through September 30, 2003. Pursuant to the employment agreement, Mr. Brantley has agreed not to compete with us during his employment and not to compete with us within a defined area for a period of two years following termination of employment. Mr. Brantley's investment in the securities of any public company where such investment does not represent greater than five percent of the outstanding stock of that company and Mr. Brantley's investment in any company or entity in which Mr. Brantley was an owner or stockholder at the time of entering into the employment agreement are exceptions to the non-competition covenant. Further, Mr. Brantley has agreed not to disclose any of our confidential information at any time during or subsequent to his employment with us without our written consent.

     Kendall W. Cowan. We are a party to an employment agreement with Kendall Cowan, effective December 1, 1999. This employment agreement has a five-year term and provides that Mr. Cowan receive a minimum base salary of $150,000, subject to increases at our discretion. Additionally, Mr. Cowan is entitled to receive a bonus of up to $37,500 for each calendar quarter in which we meet certain corporate milestones. Mr. Cowan is also entitled to reimbursement for reasonable expenses, a $600 per month vehicle allowance, reimbursement for vehicle business mileage at the standard mileage rate set by the Internal Revenue Service, and incentive, retirement, profit-sharing, life, medical, disability and other benefit plans as may be available to our other executives with comparable responsibilities, subject to the terms of those programs. Pursuant to the employment agreement, we will pay the costs of all continuing professional education courses required for Mr. Cowan to maintain his certified public accountant license, as well as all professional dues and licenses attributable to his certified public accountant license. If we terminate Mr. Cowan's employment for other than cause or non-performance, both as defined in the employment agreement, or due to his death or disability, we would be required to pay him severance pay equal to one year's base salary. If Mr. Cowan should terminate his employment for cause, as defined in the employment agreement, he will be entitled to severance pay equal to the lesser of one year's base salary and the unpaid balance of his salary which would be payable to him through November 30, 2004. Mr. Cowan has agreed, pursuant to the employment agreement, not to compete with us during employment and for a period of two years following termination of his employment. Mr. Cowan's investment in the securities of any publicly traded company where such investment does not represent greater than five percent of the outstanding stock of that company, and Mr. Cowan's investment in any company or entity in which Mr. Cowan is an owner or stockholder at the time of entering into the employment agreement are, however, exceptions to the non-competition covenant. Further, Mr. Cowan has agreed not to disclose any of our confidential information at any time during or subsequent to his employment with us without our written consent.

    W. Don Stull. We are a party to an amended and restated employment agreement with W. Don Stull, effective October 29, 1999 and continuing until October 31, 2001. This amended employment agreement provides that Mr. Stull receive a minimum base salary of $90,000, payable no less often than semi-monthly, subject to increases at our discretion. Additionally, Mr. Stull is entitled to receive a bonus of up to $15,000 for each calendar quarter in which we meet certain corporate milestones. Mr. Stull also is entitled to reimbursement for reasonable expenses, $400 per month as a vehicle allowance, reimbursement for vehicle business mileage at eighteen cents per mile, and incentive, retirement, profit-sharing, life, medical, disability and other benefit plans as may be available to our other executives with comparable responsibilities, subject to the terms of those programs. If we terminate Mr. Stull's employment for other than cause or nonperformance, both as defined in the employment agreement, or due to his death or disability, we would be required to pay him severance pay equal to one year's base salary. If Mr. Stull should terminate his employment for cause, as defined in the employment agreement, he will be entitled to severance pay equal to lesser of one year's base salary or the unpaid balance of the base salary that would be payable to him through September 30, 2001. Pursuant to the employment agreement, Mr. Stull has agreed not to compete with us during his employment and not to compete with us within a defined area for a period of two years following termination of his employment. Mr. Stull's investment in the securities of any public company where such investment does not represent greater than five percent of the outstanding stock of that company and Mr. Stull's investment in any company or entity in which Mr. Stull was an owner or stockholder at the time of entering into the employment agreement are exceptions to the non-competition covenant. Further, Mr. Stull has agreed not to disclose any of our confidential information at any time during or subsequent to his employment with us without our written consent. The employment agreement also modifies the options granted to Mr. Stull to convert those options into three series of options, each series consisting of an option to purchase 48,500 shares, for an aggregate of 145,500 shares. The three series of options provide for exercise prices of $1.1296, $1.2477 and $1.4238 per share, respectively. One-third of each option series is fully vested and exercisable and another one-third of each series will vest on each of October 29, 2000 and October 29, 2001. In addition, upon Mr. Stull's death or disability he shall be vested in a fractional portion of the series options that would have vested on the October 29 immediately following such death or disability based on the number of months since the previous October 29. If Mr. Stull should terminate his employment for cause, as defined in the employment agreement, he shall be vested in the portion of the series options that would have vested on the October 29 immediately following such termination. If we terminate Mr. Stull's employment for other than cause or nonperformance, both as defined in the employment agreement, all of the options in each series not previously vested shall be immediately vested, and if we terminate his employment for cause all of his previously unexercised options in each series, regardless of whether or not previously vested, shall be forfeited. All vested options not exercised by December 31, 2006, shall be canceled.

COMPENSATION OF DIRECTORS

    Currently, we do not compensate our directors. No director who is also our employee receives separate compensation for services rendered as a director. Starting in June 1999, we had an arrangement with Hicks & Ragland, now known as CHR Solutions, to pay $175 per hour for Mr. Sharbutt's services as Chairman of our board of directors. This arrangement with Hicks & Ragland ended on October 1, 1999, when Mr. Sharbutt became our Chief Executive Officer.

    Pursuant to the 1999 Long-Term Incentive Plan, each of our current directors who is an independent director because he or she is not also our officer or employee has received an initial option to purchase 28,000 shares of our common stock. We granted an option to purchase an additional 15,000 shares of our common stock to Mr. Clapp for his performance of additional duties as director with respect to our initial public offering and our debt offering. These initial options became exercisable with respect to 100% of the shares covered thereby upon consummation of our initial public offering. Directors joining us now, after our initial public offering, will automatically receive an initial option to purchase 28,000 shares of our common stock on the date he or she becomes one of our directors. All initial options will expire on the tenth anniversary of the date of grant. In addition to the initial option, each independent director will receive a grant pursuant to our 1999 Long-Term Incentive Plan of an annual option to purchase that number of shares of our common stock equal to $60,000 divided by the fair market value of our common stock on the date of grant. The annual option will be automatically granted on the date of the first full meeting of our board of directors following the end of each fiscal year. The annual option will immediately vest on the date of grant and will expire on the tenth anniversary of the date of grant. The exercise price of all options granted to independent directors must be equal to the fair market value of our common stock on the date of grant. Directors who are also our officers or employees receive no additional compensation for serving as directors. All of our directors are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to, and attendance at, meetings of the board of directors or committees thereof.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The compensation committee of our board of directors currently consists of Messrs. Silber, Marshall and Hyde. None of these committee members are or have been executive officers of us or our subsidiaries. From our inception on July 16, 1998 through December 9, 1999, our board of directors determined the compensation of our executive officers. David Sharbutt, our Chief Executive Officer, is Chairman of our board of directors. He is also employed as a Senior Consultant and is a director and shareholder of CHR Solutions, an engineering consulting firm that provides services to us. See "Item 13. Certain Relationships and Related Transactions" for more details regarding these transactions. Mr. Sharbutt has also served on the board of directors of Alamo Cellular, Inc. Currently Scotty Hart is Secretary of Alamo Cellular, Inc. and Jimmy White is President of Alamo Cellular, Inc. Both Mr. Hart and Mr. White are also on our board of directors. In addition, Alamo IV LLC, prior to its dissolution in November 1999, had been controlled by its members. Mr. Sharbutt represented a company called Harlamo LLC, prior to its dissolution in November 1999 that was a member of Alamo IV LLC and he also served as Vice President of Alamo IV LLC. Thomas Hyde, who is one of our directors, along with Scotty Hart and Jimmy White, served as executive officers of Alamo IV LLC.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    Our full board of directors addressed all matters concerning executive compensation until December 9, 1999, when we formed an executive compensation committee consisting of Messrs. Silber, Marshall and Hyde. Since its formation, the compensation committee has addressed executive compensation matters.

    Our executive compensation philosophy reflects our belief that the compensation of executives should:

     o    be linked to achievement of our business and strategic goals;

     o be aligned with the interests of stockholders through awards of stock options and other stock-based compensation;

     o recognize individual contributions, as well as overall business results; and

     o result in attracting, motivating and retaining highly-talented executives to serve us.

To achieve these objectives, our current compensation program consists of the following elements:

     o    base salary;

     o    annual incentive compensation, the receipt of which is based on:

     o    our financial performance from year to year; and/or

     o    significant individual contributions; and

     o long-term incentive compensation, primarily in the form of stock options.

Jerry Brantley, as Chief Operating Officer, acted in a capacity similar to that of chief executive officer during the period from the inception of Alamosa, July 16, 1998, to October 1, 1999, when David Sharbutt was elected Chief Executive Officer. Mr. Sharbutt has served as our chief executive officer since that time. The structure of Mr. Brantley's fiscal 1999 compensation was based in part on comparisons to the compensation of executives in similar positions with other companies in the industry, as well as Mr. Brantley's level of responsibility, experience and contribution to our business objectives and the board's ongoing assessment of our operations. In accordance with such factors, we entered into an amended and restated employment agreement with Mr. Brantley, effective October 1, 1999. This agreement provides for a base salary of $175,000, subject to increases at our board's discretion. In addition, the agreement provides that Mr. Brantley is eligible for quarterly bonuses upon the achievement of certain performance targets established by our board, and grants Mr. Brantley stock options that vest over three years. See "-- Employment Agreements -- Jerry W. Brantley." Pursuant to this employment agreement, Mr. Brantley received compensation totaling $324,509 for fiscal 1999, representing a salary of $175,000, a bonus of $142,309 and a car allowance of $7,200. Our board believes that the structure of Mr. Brantley's compensation, with its emphasis on our performance, is in the best interest of our stockholders because it more closely aligns the interests of Mr. Brantley and our stockholders.

    The structure of Mr. Sharbutt's fiscal 1999 compensation was also based in part on comparisons to the compensation of executives in similar positions with other companies in the industry, as well as Mr. Sharbutt's level of responsibility, experience and contribution to our business objectives and the board's ongoing assessment of our operations. In accordance with such factors, we entered into an employment agreement with Mr. Sharbutt, effective October 1, 1999. This agreement provides for a base salary of $175,000, subject to increases at our board's discretion. In addition, the agreement provides that Mr. Sharbutt is eligible for quarterly bonuses upon the achievement of certain performance targets established by our board. See "-- Employment Agreements -- David E. Sharbutt." Pursuant to this employment agreement, Mr. Sharbutt received compensation totaling $91,250 for fiscal 1999, representing a salary of $43,750, a bonus of $43,750 and a car/club dues allowance of $3,750. Our board believes that the structure of Mr. Sharbutt's compensation, with its emphasis on our performance, is in the best interest of our stockholders because it more closely aligns the interests of Mr. Sharbutt and our stockholders.

    Other than Mr. Brantley as Chief Operating Officer and Mr. Sharbutt as Chief Executive Officer, W. Don Stull, as Chief Technology Officer, also received substantial compensation during fiscal 1999. Our philosophy for the compensation of our executive officers focuses on each individual's level of responsibility, experience and contribution to our business objectives and the board's ongoing assessment of our operations. The board places emphasis on compensation that closely aligns the executive's interests with the stockholders' interests. Therefore, a significant percentage of each executive officer's total compensation is tied to our performance through:

     o bonus eligibility, based on a combination of our performance and individual achievement; and

     o    stock option awards.

     In August 1993, as part of the Omnibus Budget Reconciliation Act of 1993,
Section 162(m) of the Internal Revenue Code was enacted, which section provides for an annual one million dollar limitation on the deduction that an employer may claim for compensation of certain executives. Section 162(m) of the Internal Revenue Code provides an exception to the deduction limitation for certain performance-based compensation, and it is the intent of the board to qualify executive compensation for such exception to the extent necessary, feasible and in our best interests.

                David E. Sharbutt (Chairman)        Schuyler B. Marshall
                Michael R. Budagher                 Tom M. Phelps
                Ray M. Clapp, Jr.                   Reagan W. Silber
                Scotty Hart                         Jimmy R. White
                Thomas Hyde

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents information regarding the beneficial ownership of common stock as of February 29, 2000, and assumes that each member of Alamosa PCS, LLC received its proportional number of shares of our common stock as of such date, with respect to:

     o each person who, to our knowledge, is the beneficial owner of 5% or more of the outstanding common stock;

     o    each of the directors;

     o    each of the executive officers; and

     o    all executive officers and directors as a group.


                                              NUMBER OF SHARES
                                                BENEFICIALLY          PERCENTAGE OF
            NAME AND ADDRESS(1)                    OWNED(2)            OWNERSHIP(3)
            -------------------               ----------------        -------------
5% STOCKHOLDERS:
Rosewood Telecommunications, L.L.C .........      9,671,769               15.8
  100 Crescent Court, Suite 1700
  Dallas, TX 75201
Caroline Hunt Trust Estate(3) ..............      9,671,769               15.8
South Plains Advanced Communications &
  Electronics, Inc.(4) .....................      8,769,732               14.3
  Post Office Box 1379
  Lubbock, TX 79408
South Plains Telephone
  Cooperative(5) ...........................      8,769,732               14.3
Budagher Family, LLC(6) ....................      7,284,776               11.9
  3702 Holland Avenue #2
  Dallas, TX 75219
Taylor Telecommunications, Inc.(4) .........      5,175,700                8.4
  9796 N. Interstate 20
  Merkel, TX 79536
Tregan International Corp. .................      3,017,647                4.9
  2711 North Haskell Avenue
  5th Floor LB 32
  Dallas, TX 75204
Trevor Pearlman(7) .........................      3,017,647                4.9
Plateau Telecommunications,
  Incorporated(4) ..........................      3,194,215                5.2
  7111 North Prince
  Clovis, NM 88102-1947
XIT Telecommunication & Technology,
  Inc.(4) ..................................      2,750,000                4.5
  Highway 87 North
  Dalhart, TX 79022
LEC Development, Inc.(4)(8) ................      2,535,294                4.1
  1807 Main Street
  Tahoka, TX 79373
Wes-Tex Telecommunications,
  Inc.(4)(9) ...............................      2,500,000                4.1
  1500 West Business 20
  Stanton, TX 79782
DIRECTORS AND EXECUTIVE
  OFFICERS:
David E. Sharbutt ..........................        884,724(10)            1.4
Jerry W. Brantley ..........................        257,500(11)              *
Kendall W. Cowan ...........................             --                 --
W. Don Stull ...............................        149,449(12)              *
Michael R. Budagher ........................      7,312,776(13)           11.9
Ray M. Clapp ...............................         43,000(14)              *
Scotty Hart ................................         29,300(15)              *
Thomas Hyde ................................         28,000(16)              *
Schuyler B. Marshall .......................         28,000(17)              *
Tom M. Phelps ..............................         28,000(18)              *
Reagan W. Silber ...........................      3,045,647(19)            5.0
Jimmy R. White .............................         29,014(20)              *
All Directors and Executive Officers
  as a Group (12 persons) ..................     11,835,410               19.2

----------

    * Less than one percent.

(1) Except as otherwise indicated below, the address for each executive officer and director is 4403 Brownfield Hwy., Lubbock, Texas 79407.

(2) Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. A person is deemed to be the beneficial owner of any shares of common stock if that person has or shares voting power or investment power with respect to that common stock, or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(3) Consists of shares owned of record by Rosewood Telecommunications, L.L.C. The Caroline Hunt Trust estate is a beneficial owner of these shares based on its 100% ownership of the Rosewood Corporation, which owns a 100% interest in DFL Investing, Inc., which owns a 100% interest in Rosewood Financial, Inc. Rosewood Financial, Inc. and the Caroline Hunt Trust Estate together own approximately 84.4% of Rosewood Telecommunications, L.L.C. The address for the Caroline Hunt Trust Estate is the same as the address for Rosewood Telecommunications, L.L.C.

(4) Previous member of Alamo IV LLC. Prior to its dissolution, Alamo IV LLC held 56.3% of Alamosa PCS, LLC, and was comprised of these previous members and Harlamo, LLC.

(5) Consists of shares held of record by South Plains Advanced Communications & Electronics, Inc., SPACE. South Plains Telephone Cooperative is a beneficial owner of these shares based on its 100% ownership of SPACE. The address for South Plains Telephone Cooperative is the same as the address for SPACE.

(6) Consists of 7,072,915 shares held of record by Budagher Family, LLC and 211,861 shares held of record by West Texas PCS, LLC, a wholly-owned subsidiary of Budagher Family, LLC.

(7) Consists of shares held of record by Tregan International Corp. Mr. Pearlman is a director, officer and 50% stockholder of Tregan International Corp. and is a beneficial owner of these shares. The address for Mr. Pearlman is the same as the address for Tregan International Corp.

(8) Wilton J. Payne is the General Manager of LEC Development, Inc. and may be considered the beneficial owner of these shares. Mr. Payne disclaims beneficial ownership of these shares. The address for Mr. Payne is the same as the address for LEC Development, Inc.

(9) J.R. Wilson is the general manager of Wes-Tex Telecommunications, Inc. and may be considered the beneficial owner of these shares. Mr. Wilson disclaims beneficial ownership of these shares. The address for Mr. Wilson is the same as the address for Wes-Tex Telecommunications, Inc.

(10) Consists of 242,500 shares held individually by Mr. Sharbutt, 48,824 shares held in Mr. Sharbutt's 401(k) plan, 593,200 shares beneficially owned by Five S, Ltd. and 200 shares beneficially owned by Mr. Sharbutt's children. Mr. Sharbutt is a limited partner of Five S, Ltd. and President of Sharbutt Inc., the general partner of Five S Ltd., and may be considered a beneficial owner of the shares owned by Five S, Ltd. Mr. Sharbutt disclaims beneficial ownership of these shares, except to the extent of his pecuniary interest therein. Additionally, Mr. Sharbutt is a director, shareholder and the President of US Consultants, Inc., the general partner of Harness, Ltd., which holds of record 292,938 shares. Mr. Sharbutt disclaims beneficial ownership of the shares owned by Harness, Ltd. The address for Five S Ltd. is 4606 91st Street, Lubbock, Texas 79424 and the address for Harness, Ltd. is P.O. Box 65700, 4747 S. Loop 289, Lubbock, Texas 79464.

(11) Consists of 242,500 shares held individually by Mr. Brantley and 15,000 shares held of record by Mr. Brantley's wife.

(12) Consists of 124,705 shares held individually by Mr. Stull, 332 shares held of record by Mr. Stull's wife and 24,412 shares held in Mr. Stull's 401(k) plan.

(13) Consists of 28,000 shares issuable pursuant to options exercisable within 60 days, 7,072,915 shares held of record by Budagher Family, LLC and 211,861 shares held of record by West Texas PCS, LLC. Mr. Budagher is a Manager of Budagher Family, LLC and West Texas PCS, LLC and is a beneficial owner of the shares held by both of those entities. Mr. Budagher's address is the same as the address for Budagher Family, LLC.

(14) Consists of shares issuable pursuant to options exercisable within 60 days.

(15) Consists of 1,000 shares held individually by Mr. Hart, 28,000 shares issuable pursuant to options exercisable within 60 days and 300 shares held of record by Lubbock HLH, Ltd. Mr. Hart controls Lubbock HLH, Ltd. and is a beneficial owner of the shares held by Lubbock HLH, Ltd. Additionally, Mr. Hart is General Manager of South Plains Advanced Communications & Electronics, Inc., SPACE, which holds of record 8,769,732 shares. Mr. Hart disclaims beneficial ownership of the shares held by SPACE. Mr. Hart's address is the same as the address for SPACE.

(16) Consists of 28,000 shares issuable pursuant to options exercisable within 60 days. Additionally, Mr. Hyde is a Manager of Taylor Telecommunications, Inc., which holds of record 5,175,700 shares. Mr. Hyde disclaims beneficial ownership of the shares held by Taylor Telecommunications, Inc. Mr. Hyde's address is the same as the address for Taylor Telecommunications, Inc.

(17) Consists of 28,000 shares issuable pursuant to options exercisable within 60 days. Additionally, Mr. Marshall is the Manager and President of Rosewood Telecommunications, L.L.C., which holds of record 9,671,769 shares. Mr. Marshall disclaims beneficial ownership of the shares held by Rosewood Telecommunications, L.L.C. The address for Mr. Marshall is the same as the address for Rosewood Telecommunications, L.L.C.

(18) Consists of 28,000 shares issuable pursuant to options exercisable within 60 days. Additionally, Mr. Phelps is the Executive Vice President of Plateau Telecommunications, Incorporated, which holds of record 3,194,215 shares. Mr. Phelps disclaims beneficial ownership of the shares held by Plateau Telecommunications, Incorporated. The address for Mr. Phelps is the same as the address for Plateau Telecommunications, Incorporated.

(19) Consists of 28,000 shares issuable pursuant to options exercisable within 60 days as well as 3,017,647 shares held of record by Tregan International Corp. Mr. Silber is a director, the President and 50% stockholder of Tregan International Corp. and is a beneficial owner of the shares owned by Tregan International Corp. Mr. Silber's address is the same as the address for Tregan International Corp.

(20) Consists of 1,014 shares held individually by Mr. White and 28,000 shares issuable pursuant to options exercisable within 60 days. Additionally, Mr. White is the General Manager of XIT Telecommunications & Technology, Inc., which holds of record 2,750,000 shares. Mr. White disclaims beneficial ownership of the shares held by XIT Telecommunications & Technology, Inc. Mr. White's address is the same as the address for XIT Telecommunications & Technology, Inc.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FORMATION OF ALAMOSA PCS, LLC

    On July 24, 1998, Alamo IV LLC, Rosewood Telecommunications, L.L.C., Tregan International Corp., West Texas PCS, LLC and Longmont PCS, LLC formed Alamosa PCS, LLC. Those investors received membership interests in exchange for their capital commitments. The investors amended the formation documents on December 11, 1998 to allow for a new member, Yellow Rock PCS, L.P., and to modify their membership interests and capital commitments. Yellow Rock agreed to contribute a total of $400,000 of capital in exchange for a 0.82% membership interest in us. Pursuant to the agreement, Yellow Rock committed to a funding schedule beginning with a payment of $123,711 on December 15, 1998 and ending on January 1, 2001. The original investors retained the remaining 99.18% membership interest in us in exchange for their capital commitments of $48,100,000. In November 1999, the members of Alamo IV LLC dissolved Alamo IV LLC and distributed Alamo IV's membership interest in Alamosa PCS, LLC to Alamo IV's members.

    The obligations to commit capital and the other regulations under the formation documents were eliminated when we reorganized from a limited liability company to a holding company structure prior to the closing of our initial public offering.

NORTEL CREDIT AGREEMENT GUARANTIES

     In connection with our credit agreement with Nortel, each of our stockholders pledged its ownership interest in Alamosa to Nortel to guaranty our obligations under the credit agreement. Our stockholders were required to secure their unfunded contributions with either a letter of credit or a marketable securities pledge agreement. Each guaranty, pledge, letter of credit and marketable securities pledge agreement terminated prior to the closing of our initial public offering.

AGREEMENTS WITH CHR SOLUTIONS

     We have entered into a number of arrangements with CHR Solutions as described in more detail below. David Sharbutt, our Chairman and Chief Executive Officer, was at the time the agreements were executed the President, Chief Executive Officer, a director and a shareholder of CHR Solutions. Mr. Sharbutt is currently employed as a Senior Consultant by CHR Solutions.

     o On July 27, 1998, we entered into an engineering service contract with CHR Solutions that is to last through August 2001 for a maximum fee of approximately $7.0 million, excluding taxes. We paid $902,243 in 1998 and $2,951,476 in 1999 for these services.

     o On November 20, 1998, we entered into a special service contract effective as of September 20, 1998 with CHR Solutions, who provided us with marketing and operations consulting services for a maximum amount of $100,000, excluding taxes.

     o As of April 6, 1999, we entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership, an affiliate of CHR Solutions, to install and provide DS1 telecommunications lines between Sprint PCS and our Lubbock operations and between our Lubbock operations and our other markets. The original term of the agreement is three years, with automatic renewal for successive 30-day terms until terminated by either party. The total amount of fees paid through the end of 1999 was approximately $212,000.

     o As of April 9, 1999, we entered into a data communications services contract with CHR Solutions to perform design and implementation services for us in connection with our wide area network and local area networks for a maximum fee of $262,040, excluding taxes. The agreement lasts until the project is completed, unless either party terminates it earlier for cause.

     o As of August 13, 1999, we entered into a distribution agreement with TechTel Communications Corporation, an affiliate of CHR Solutions, authorizing it to become a third party distributor of Sprint PCS products and services for Alamosa in Lubbock. This is a standard agency agreement identical with numerous other agreements between Alamosa and other third party distributors, under which TechTel Communications Corporation is obligated to purchase ten handsets from us every quarter for the term of one year.

     o As of October 8, 1999, we entered into a special service contract with CHR Solutions to perform marketing and operations consulting services in selected areas in Wisconsin for a maximum fee of $100,000, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     o As of October 8, 1999, we entered into a special service contract with CHR Solutions to perform business planning and consulting services and a feasibility study in selected areas of Wisconsin for a fixed fee of $81,000. This agreement lasts until the project is completed, unless either party terminates it earlier.

     o As of October 8, 1999, we entered into a special service contract with CHR Solutions to perform business planning and consulting services and a feasibility study in selected areas of our territory for an estimated probable cost of $200,000, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     o As of October 8, 1999, we entered into a special service contract with CHR Solutions to provide us with radio frequency "drive testing" to predict the propagation characteristics of given areas in our territory for an estimated probable cost of $62,085, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

AGREEMENT WITH AMERICAN TOWER CORPORATION

    In August 1998, we entered into a master site development and lease agreement with Specialty, a subsidiary of Specialty Teleconstructors, Inc. that has since merged with American Tower Corporation. Pursuant to the agreement, Specialty arranges for collocation of our equipment, or constructs new facilities, in areas we identify for build-out. The initial term of this lease is for five years, with automatic renewal for three additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $5 million a year, subject to an annual adjustment based on the Consumer Price Index. Michael Budagher, who is one of our directors and a manager of West Texas PCS, LLC, one of our stockholders, was, at the time the agreement was entered into the Vice Chairman, Chief Operating Officer and a director of Specialty Teleconstructors, Inc., and the Chief Executive Officer, President and sole director of Specialty. Michael Budagher is also a member and the General Manager of the Budagher Family LLC, which was, at the time the agreement was entered into, a stockholder of Specialty Teleconstructors, Inc. Mr. Budagher no longer holds any of these positions at Specialty or Specialty Teleconstructors, Inc. and the Budagher Family LLC is no longer a stockholder of Specialty Teleconstructors, Inc. Additionally, Jeff Howard, who was one of our directors at the time the agreement was entered into, is a manager of Longmont PCS, LLC, one of our stockholders, is a stockholder of Specialty Teleconstructors, Inc. and acts as a Vice President of American Tower Corporation though he has not been designated as an officer by American Tower Corporation's board of directors and has no management authority.

RESERVE OF SHARES BY UNDERWRITERS

    As part of the initial public offering of our common stock, the underwriters reserved a maximum of 10% of the shares of our common stock sold in the offering for sale to our current stockholders at a price per share of $15.8525, the public offering price less the underwriting discount. The underwriters were not entitled to any discount or commission on these shares and the proceeds to us were the same as if the shares were sold to the general public. Current stockholders purchased 757,589 shares pursuant to this arrangement.

    In connection with our initial public offering, Salomon Smith Barney Inc. reserved up to approximately five percent of the shares being offered as directed shares for sale at the initial public offering price to persons who are directors, officers or our employees, or who are otherwise associated with us and our affiliates or employees, and who have advised us of their desire to purchase these shares. The number of shares of common stock available for sale to the general public was reduced to the extent of sales of directed shares to any of the persons for whom they have been reserved. A total of 535,000 shares of common stock were so purchased by such persons.

OTHER RELATED PARTY TRANSACTIONS

    On April 23, 1999, we entered into a $100,000 loan agreement with one of our officers. The loan matures on April 2014 and accrues interest at an annual rate of 7.75%.

    In November 1998, we entered into an agreement to lease space for telephone switching equipment in Albuquerque with SASR Limited Partnership, 50% owned by one of our directors and a manager of West Texas PCS, LLC and Budagher Family, LLC, two of our interest holders. The lease has a term of five years with two optional five-year terms. The lease provides for monthly payments aggregating to $18,720 a year with 10% increase at the beginning of the two option periods, as well as a pro rata portion of real estate taxes on the property.

    In connection with our distribution and sales of Sprint PCS wireless communications equipment, on December 28, 1998, we entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of Holding's directors and the general manager of South Plains Advance Communications & Electronics, Inc. ("SPACE"). SPACE is one of our stockholders. This lease has a term of 15 years and provides for monthly payments aggregating to approximately $110,000 a year, subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. No amounts were paid or outstanding under this lease at December 31, 1998. During 1999, $73,233 was paid under this lease. No amount was payable at December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this annual report on Form 10-K:

          1.   Financial Statements

               Report of Independent Accountants
               Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Operations for the year ended December 31, 1999, for the period July 16,
                   1998 (inception) through December 31, 1998, and cumulative for the period July 16, 1998
                   (inception) through December 31, 1999
               Consolidated Statements of Stockholders' Equity for
                   the period July 16, 1998 (inception) through the year ended December 31, 1999
               Consolidated Statements of Cash Flows for the year
                   ended December 31, 1999, for the period July 16,
                   1998 (inception) through December 31, 1998, and cumulative for the period July 16, 1998
                   (inception) through December 31, 1999
               Notes to Financial Statements

          2.   Financial Statement Schedule

                    Report of Independent Accountants on Financial Statement Schedules

                    Consolidated Valuation and Qualifying Accounts

          3.   Exhibits

               (a)  Index to Exhibits

  EXHIBIT
   NUMBER                                 EXHIBIT TITLE
  -------           ------------------------------------------------------------
    2.1        --   Agreement and Plan of Merger of Alamosa PCS Holdings, Inc.,
                    a Texas corporation, with and into Alamosa PCS Holdings, Inc., a Delaware corporation.

    2.2        --   Agreement and Plan of Conversion of Alamosa PCS LLC, a Texas
                    limited liability company into Alamosa PCS Holdings, Inc., a Texas corporation.

    3.1*       --   Amended and Restated Certificate of Incorporation of
                    Alamosa.

    3.2*       --   Amended and Restated Bylaws of Alamosa.

    4.1*       --   Specimen Common Stock Certificate.

    4.2*       --   Rights Agreement between Alamosa PCS Holdings, Inc. and
                    ChaseMellon Shareholder Services, L.L.C., as rights agent.

    4.3*       --   Amended and Restated Certificate of Incorporation of Alamosa
                    (filed as Exhibit 3.1 above).

    4.4*       --   Amended and Restated Bylaws of Alamosa (filed as Exhibit 3.2 above).

    4.5        --   Amended and Restated Credit Agreement by and among Alamosa
                    PCS, Inc., as borrower, Alamosa PCS Holdings, Inc., Texas
                    Telecommunications, LP and Alamosa Wisconsin Limited
                    Partnership, as guarantors and Nortel Networks Inc., as administrative agent, for a $250,000,000 credit facility, executed on February 8, 2000 (filed as Exhibit 10.12 below).

   10.1*       --   CDMA 1900 SprintCom Additional Affiliate Agreement dated as of December 21, 1998 by and between Alamosa PCS, LLC and
                    Northern Telecom, Inc.

   10.2*       --   Amendment No. 1 to DMS-MTX Cellular Supply Agreement dated as of January 12, 1999 by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibit 10.1 described above.

   10.3*       --   Amendment No. 2 to DMS-MTX Cellular Supply Agreement dated as of March 1, 1999 by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibits 10.1 and
                    10.2 described above.

   10.4*       --   Amendment No. 3 to DMS-MTX Cellular Supply Agreement dated as of August 11, 1999 by and between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibits 10.1, 10.2 and 10.3 described above.

   10.5*       --   Consent and Agreement dated as of June 10, 1999 by and
                    between Nortel Networks, Inc., Sprint Spectrum, LP, Sprint
                    Communications Company, LP, WirelessCo, LP, and SprintCom,
                    Inc.

   10.6*       --   Sprint PCS Management Agreement (Wisconsin), as amended,
                    dated as of December 6, 1999 by and between Sprint Spectrum, LP, WirelessCo, LP and Alamosa Wisconsin Limited
                    Partnership.

   10.7*       --   Sprint PCS Services Agreement (Wisconsin) dated as of
                    December 6, 1999 by and between Sprint Spectrum, LP and
                    Alamosa Wisconsin Limited Partnership.

   10.8*       --   Sprint Trademark and Service Mark License Agreement
                    (Wisconsin) dated as of December 6, 1999 by and between Sprint Communications Company, LP and Alamosa Wisconsin
                    Limited Partnership.

   10.9*       --   Sprint Spectrum Trademark and Service Mark License Agreement
                    (Wisconsin) dated as of December 6, 1999 by and between Sprint Spectrum, LP and Alamosa Wisconsin Limited
                    Partnership.

   10.10*      --   Engineering Service Contract, System Design and Construction
                    Inspection, dated as of July 27, 1998, as amended, by and between Alamosa PCS, LLC and Hicks & Ragland Engineering
                    Co., Inc.

   10.11*      --   Master Site Development and Lease Agreement, as amended,
                    dated as of August 1998 by and between Alamosa PCS, LLC and Specialty Capital Services, Inc.

   10.12       --   Amended and Restated Credit Agreement by and among Alamosa
                    PCS, Inc., as borrower, Alamosa PCS Holdings, Inc., Texas
                    Telecommunications, LP and Alamosa Wisconsin Limited
                    Partnership, as guarantors and Nortel Networks Inc., as administrative agent, for a $250,000,000 credit facility, executed on February 8, 2000.

   10.13**     --   Alamosa PCS Holdings, Inc. 1999 Long-Term Incentive Plan.

   10.14**     --   Employment Agreement effective as of October 1, 1999 by and between Alamosa PCS LLC and David Sharbutt.

   10.15**     --   Employment Agreement effective as of December 1, 1999 by and between Alamosa PCS, LLC and Kendall W. Cowan.

   10.16*      --   Sprint PCS Management Agreement, as amended, dated as of
                    December 23, 1999 by and between Sprint Spectrum, LP,
                    WirelessCo, LP, Cox Communications PCS, L.P., Cox CPS
                    License, LLC, SprintCom, Inc. and Alamosa PCS, LLC.

   10.17*      --   Sprint PCS Services Agreement dated as of December 23, 1999 by and between Sprint Spectrum, LP and Alamosa PCS, LLC.

   10.18*      --   Sprint Trademark and Service Mark License Agreement dated as of December 23, 1999 by and between Sprint Communications
                    Company, LP and Alamosa PCS, LLC.

   10.19*      --   Sprint Spectrum Trademark and Service Mark Agreement dated as of December 23, 1999 by and between Sprint Spectrum, LP and Alamosa PCS, LLC.

   10.20       --   Amendment No. 4 to DMS-MTX Cellular Supply Agreement by and
                    between Alamosa PCS, LLC and Nortel Networks Inc. as an amendment to Exhibits 10.1, 10.2, 10.3 and 10.4 described above, effective as of February 8, 2000.

   10.21**     --   Amended and Restated Employment Agreement effective as of
                    October 1, 1999 by and between Alamosa PCS, LLC and Jerry
                    Brantley.

   10.22**     --   Amended and Restated Employment Agreement effective as of
                    October 1, 1999 by and between Alamosa PCS, LLC and W. Don
                    Stull.

   10.23       --   Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications,
                    L.P. and Alamosa Wisconsin Limited Partnership and SBA
                    Towers, Inc.

   21.1*       --   Subsidiaries of Alamosa.

   23.1        --   Consent of PricewaterhouseCoopers LLP.

   27.1        --   Financial Data Schedule.

     (b)  Reports on Form 8-K

                    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

----------

     * Previously filed, together with the Registration Statement on Form S-1, file no. 333-89995, dated February 4, 2000, and incorporated herein by reference.

     ** Compensatory plans and arrangements for executives and others. Previously filed, together with the Registration Statement on Form S-1, file no. 333-89995, dated February 4, 2000, and incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date:  March 23, 2000         ALAMOSA PCS HOLDINGS, INC.


                                    By: /s/ DAVID E. SHARBUTT
                                        -------------------------------
                                        David E. Sharbutt
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                                               TITLE                               DATE
             ----                                               -----                               ----

    /s/ DAVID E. SHARBUTT                        Chairman of the Board of                       March 23, 2000
    -----------------------                      Directors and Chief Executive Officer
    David E. Sharbutt                            (Principal Executive Officer)


    /s/ KENDALL W. COWAN                         Chief Financial Officer                        March 23, 2000
    ------------------------                     (Principal Financial and Accounting Officer)
    Kendall W. Cowan

    /s/ MICHAEL R. BUDAGHER                      Director                                       March 23, 2000
    ------------------------
    Michael R. Budagher

    /s/ RAY M. CLAPP, JR.                        Director                                       March 23, 2000
    ------------------------
    Ray M. Clapp, Jr.

    /s/ SCOTTY HART                              Director                                       March 23, 2000
    ------------------------
    Scotty Hart

    /s/ THOMAS HYDE                              Director                                       March 23, 2000
    ------------------------
    Thomas Hyde

    /s/ SCHUYLER B. MARSHALL                     Director                                       March 23, 2000
    ------------------------
    Schuyler B. Marshall

    /s/ TOM M. PHELPS                            Director                                       March 23, 2000
    ----------------------
    Tom M. Phelps

    /s/ REAGAN W. SILBER                         Director                                       March 23, 2000
    ----------------------
    Reagan W. Silber

    /s/ JIMMY R. WHITE                           Director                                       March 23, 2000
    ----------------------
    Jimmy R. White

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS, LLC)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants.......................................................................                      F-2
Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998...............................                      F-3
Consolidated Statements of Operations for the year ended December 31, 1999, for the period July 16,
   1998 (inception) through December 31, 1998, and cumulative for the period July 16, 1998
   (inception) through December 31, 1999................................................................                      F-4
Consolidated Statements of Stockholders' Equity for the period July 16, 1998 (inception) through the
   year ended December 31, 1999.........................................................................                      F-5
Consolidated Statements of Cash Flows for the year ended December 31, 1999, for the period July 16,
   1998 (inception) through December 31, 1998, and cumulative for the period July 16, 1998
   (inception) through December 31, 1999................................................................                      F-6
Notes to Financial Statements...........................................................................                      F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Alamosa PCS Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Alamosa PCS Holdings, Inc. (a development stage enterprise) and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the period from July 16, 1998 (inception) through December 31, 1998, and the period from July 16, 1998 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Dallas, Texas
February 28, 2000




    The accompanying notes are an integral part of the financial statements.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,       DECEMBER 31,
                                                                                1999               1998
                                                                           -------------      -------------
ASSETS

Current assets:
   Cash and cash equivalents                                               $   5,655,711      $  13,529,077
   Accounts receivable, net of allowance for doubtful accounts of
     $161,704 at December 31, 1999                                             1,675,636                 --
   Inventory                                                                   5,777,375                 --
   Prepaid expenses and other assets                                             882,516             52,046
                                                                           -------------      -------------

       Total current assets                                                   13,991,238         13,581,123
Property and equipment, net                                                   84,713,724          2,092,762
Note receivable from officer                                                     100,000                 --
Debt issuance costs, net                                                       3,743,308                 --
Restricted cash                                                                  518,017                 --
Other noncurrent assets                                                        1,425,912                 --
                                                                           -------------      -------------

       Total assets                                                        $ 104,492,199      $  15,673,885
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                   $  15,153,068      $     395,355
   Accounts payable to related parties                                         1,182,225            450,496
   Current installments of capital leases                                         21,818             20,145
   Bank line of credit                                                           363,665             23,637
   Microwave relocation obligation                                             3,578,155                 --
                                                                           -------------      -------------

       Total current liabilities                                              20,298,931            889,633
Capital lease obligations, noncurrent                                            827,024            708,074
Long-term debt                                                                71,926,414                 --
                                                                           -------------      -------------

       Total liabilities                                                      93,052,369          1,597,707
                                                                           -------------      -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares authorized; no
     shares issued                                                                    --                 --
   Common stock, $.01 par value; 290,000,000 shares authorized,
     48,500,008 issued and outstanding                                           485,000            485,000
   Additional paid-in capital                                                 50,824,876         14,515,000
   Deficit accumulated during the development stage                          (33,759,681)          (923,822)
   Unearned compensation                                                      (6,110,365)                --
                                                                           -------------      -------------

       Total stockholders' equity                                             11,439,830         14,076,178
                                                                           -------------      -------------

       Total liabilities and stockholders' equity                          $ 104,492,199      $  15,673,885
                                                                           =============      =============



    The accompanying notes are an integral part of the financial statements.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  FOR THE PERIOD
                                                                                  JULY 16, 1998     CUMULATIVE FOR THE
                                                                     YEAR          (INCEPTION)         PERIOD JULY 16,
                                                                    ENDED            THROUGH          1998 (INCEPTION)
                                                                 DECEMBER 31,      DECEMBER 31,     THROUGH DECEMBER 31,
                                                                     1999              1998                 1999
                                                                 ------------     --------------    --------------------

Revenues:
   Service revenues                                              $  6,533,623      $         --      $  6,533,623
   Product sales                                                    2,450,090                --         2,450,090
                                                                 ------------      ------------      ------------

       Total revenue                                                8,983,713                --         8,983,713
                                                                 ------------      ------------      ------------

Costs and expenses:
   Cost of service and operations                                   6,616,266                --         6,616,266
     Cost of service and operations - related parties                 824,210                --           824,210
   Cost of product sold                                             2,403,306                --         2,403,306
   Selling and marketing                                           13,941,917                --        13,941,917
     Selling and marketing - related parties                          404,561                --           404,561
   General and administrative expenses (excluding non-cash
     compensation expense)                                          3,711,548           949,445         4,660,993
     Non-cash compensation expense                                  8,199,511                --         8,199,511
     General and administrative - related parties                     497,427             6,886           504,313
   Depreciation and amortization                                    3,056,923             2,063         3,058,986
                                                                 ------------      ------------      ------------

       Total costs and expenses                                    39,655,669           958,394        40,614,063
                                                                 ------------      ------------      ------------

       Loss from operations                                       (30,671,956)         (958,394)      (31,630,350)
Interest and other income                                             477,390            34,589           511,979
Interest expense                                                   (2,641,293)              (17)       (2,641,310)
                                                                 ------------      ------------      ------------

       Net loss                                                  $(32,835,859)     $   (923,822)     $(33,759,681)
                                                                 ============      ============      ============

Pro forma information:
   Net loss                                                      $(32,835,859)     $   (923,822)     $(33,759,681)
   Pro forma income tax adjustment:
     Income tax benefit                                            10,854,083           317,592        11,171,675
     Deferred tax valuation allowance                             (10,854,083)         (317,592)      (11,171,675)
                                                                 ------------      ------------      ------------

       Pro forma net loss                                        $(32,835,859)     $   (923,822)     $(33,759,681)
                                                                 ============      ============      ============

Pro forma basic and diluted weighted average common shares
   outstanding                                                     48,500,008        48,500,008        48,500,008
                                                                 ============      ============      ============

   Basic and diluted pro forma net loss per common share         $      (0.68)     $      (0.02)     $      (0.70)
                                                                 ============      ============      ============



    The accompanying notes are an integral part of the financial statements.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR THE PERIOD FROM JULY 16, 1998 (INCEPTION) TO DECEMBER 31, 1999


                                                                                                       DEFICIT
                                                                                                     ACCUMULATED
                            PREFERRED STOCK              COMMON STOCK               ADDITIONAL         DURING
                           -----------------     -----------------------------       PAID-IN         DEVELOPMENT
                           SHARES     AMOUNT        SHARES           AMOUNT          CAPITAL            STAGE
                           ------     ------     ------------     ------------     ------------     ------------

Balance, July 16,
   1998 (inception)            --     $   --               --     $         --     $         --     $         --
   Members'
     contribution              --         --       48,500,008          485,000       14,515,000               --
   Net loss                    --         --               --               --               --         (923,822)
                           ------     ------     ------------     ------------     ------------     ------------

Balance, December
   31, 1998                    --         --       48,500,008          485,000       14,515,000         (923,822)

   Members'
     contributions             --         --               --               --       22,000,000               --
   Stock options               --         --               --               --       14,309,876               --
   Amortization of
     unearned
     compensation              --         --               --               --               --               --
   Net loss                    --         --               --               --               --      (32,835,859)
                           ------     ------     ------------     ------------     ------------     ------------

Balance, December
   31, 1999                    --     $   --       48,500,008     $    485,000     $ 50,824,876     $(33,759,681)
                           ======     ======     ============     ============     ============     ============




                             UNEARNED
                           COMPENSATION         TOTAL
                           ------------      ------------

Balance, July 16,
   1998 (inception)        $         --      $         --
   Members'
     contribution                    --        15,000,000
   Net loss                          --          (923,822)
                           ------------      ------------

Balance, December
   31, 1998                          --        14,076,178

   Members'
     contributions                   --        22,000,000
   Stock options            (14,309,876)               --
   Amortization of
     unearned
     compensation             8,199,511         8,199,511
   Net loss                          --       (32,835,859)
                           ------------      ------------

Balance, December
   31, 1999                $ (6,110,365)     $ 11,439,830
                           ============      ============



    The accompanying notes are an integral part of the financial statements.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE PERIOD
                                                                                   JULY 16, 1998      CUMULATIVE FOR THE
                                                                     YEAR           (INCEPTION)        PERIOD JULY 16,
                                                                     ENDED            THROUGH          1998 (INCEPTION)
                                                                  DECEMBER 31,      DECEMBER 31,     THROUGH DECEMBER 31,
                                                                     1999               1998                 1999
                                                                 -------------     --------------    --------------------

Cash flows from operating activities:
Net loss                                                         $ (32,835,859)     $    (923,822)     $ (33,759,681)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Non-cash compensation expense                                     8,199,511                 --          8,199,511
   Depreciation and amortization                                     3,056,923              2,063          3,058,986
   Amortization of debt issuance costs                                 331,063                 --            331,063
   Deferred interest expense                                         2,068,601                 --          2,068,601
   (Increase) decrease in:
     Accounts receivable                                            (1,675,636)                --         (1,675,636)
     Inventory                                                      (5,777,375)                --         (5,777,375)
     Prepaid expenses and other assets                                (594,027)           (52,046)          (646,073)
   Increase (decrease) in:
     Accounts payable and accrued expenses                          10,137,095            845,851         10,982,946
                                                                 -------------      -------------      -------------

       Net cash used in operating activities                       (17,089,704)          (127,954)       (17,217,658)
                                                                 -------------      -------------      -------------

Cash flows from investing activities:
   Additions to property and equipment                             (76,601,004)        (1,366,606)       (77,967,610)
   Issuance of note receivable from officer                           (100,000)                --           (100,000)
   Change in restricted cash                                          (518,017)                --           (518,017)
                                                                 -------------      -------------      -------------

       Net cash used in investing activities                       (77,219,021)        (1,366,606)       (78,585,627)
                                                                 -------------      -------------      -------------

Cash flows from financing activities:
   Capital contributions                                            22,000,000         15,000,000         37,000,000
   Increase in notes payable                                        66,357,841             23,637         66,381,478
   Debt and equity offering costs                                   (1,360,405)                --         (1,360,405)
   Debt issuance costs                                                (234,371)                --           (234,371)
   Payments on capital leases                                          (25,756)                --            (25,756)
   Interest rate cap premiums                                         (301,950)                --           (301,950)
                                                                 -------------      -------------      -------------

       Net cash provided by financing activities                    86,435,359         15,023,637        101,458,996
                                                                 -------------      -------------      -------------


       Net increase (decrease) in cash and cash equivalents         (7,873,366)        13,529,077          5,655,711
Cash and cash equivalents at beginning of period                    13,529,077                 --                 --
                                                                 -------------      -------------      -------------

Cash and cash equivalents at end of period                       $   5,655,711      $  13,529,077      $   5,655,711
                                                                 =============      =============      =============

Supplemental disclosure - cash paid for interest                 $     218,142      $          --      $     218,142
                                                                 =============      =============      =============



    The accompanying notes are an integral part of the financial statements.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                 FOR THE PERIOD
                                                                                  JULY 16, 1998    CUMULATIVE FOR THE
                                                                     YEAR          (INCEPTION)      PERIOD JULY 16,
                                                                     ENDED           THROUGH        1998 (INCEPTION)
                                                                 DECEMBER 31,     DECEMBER 31,    THROUGH DECEMBER 31,
                                                                     1999             1998                1999
                                                                 ------------    --------------   --------------------

Supplemental disclosure of noncash activities:
   Capitalized lease obligations incurred                        $    146,379     $    728,219     $    874,598
   Liabilities assumed in connection with purchase of
     property and equipment                                         5,352,347               --        5,352,347
   Liabilities assumed in connection with debt issuance
     costs                                                          3,840,000               --        3,840,000
   Liabilities assumed in connection with microwave
     relocation                                                     3,578,155               --        3,578,155
                                                                 ------------     ------------     ------------

                                                                 $ 12,916,881     $    728,219     $ 13,645,100
                                                                 ============     ============     ============



    The accompanying notes are an integral part of the financial statements.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS OPERATIONS

     Alamosa PCS Holdings Inc. ("Holdings") was formed in October 1999 in anticipation of an initial public offering as described in Note 14. Immediately prior to the offering in February 2000, shares of Holdings, the registrant, were exchanged for Alamosa PCS LLC's ("Alamosa") membership interests, and Alamosa became wholly owned by Holdings. These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. There were no activities within Holdings prior to the reorganization. Holdings and its subsidiaries, including Alamosa, are collectively referred to in these financial statements as the "Company." Other subsidiaries formed include Texas Telecommunications LP ("Texas") and Alamosa Wisconsin Limited Partnership ("Wisconsin").

     Alamosa and its successor Alamosa PCS, Inc., referred to in these financial statements as Alamosa, was formed in July 1998 as a Texas limited liability company. In July 1998, Alamosa entered into affiliation agreements with Sprint PCS, the PCS Group of Sprint Corporation. These affiliation agreements provided Alamosa with the exclusive right to build, own and manage a wireless voice and data services network in markets with over 5.2 million residents located in Texas, New Mexico, Arizona and Colorado under the Sprint PCS brand. Alamosa amended its affiliation agreements with Sprint PCS in December 1999 to expand its services network so that it will include 8.4 million residents. Alamosa is required to build out the wireless network according to Sprint PCS specifications. The affiliation agreements are in effect for a term of 20 years with three 10-year renewal options unless terminated by either party under provisions outlined in the affiliation agreements. The affiliation agreements include indemnification clauses between Alamosa and Sprint PCS to indemnify each other against claims arising from violations of laws or the affiliation agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     Holdings and Alamosa are currently in the development stage. This stage is characterized by significant expenditures for the design and construction of the wireless network. Management estimates total network build-out expenditures related to the markets included in the affiliation agreements with Sprint PCS of approximately $272 million, including site acquisition, design, construction and equipment through 2002. These expenditures will be funded through member contributions of $37 million, a financing agreement with Nortel Networks, Inc. ("Nortel") of $250 million and proceeds of the initial public offering and Senior Discount Notes proceeds described in
     Note 14. From inception through December 31, 1999, the Company has commenced operations in eleven markets. Since inception, the Company has incurred revenues and expenses of $8,983,713 and $42,743,394 resulting in a deficit accumulated during the development stage of $33,759,681 at December 31, 1999. Alamosa has signed an agreement with a related party for the provision of engineering services related to the network build-out. Once the initial build-out is completed within a market, the Company's focus is the development of the Sprint PCS subscriber base within that market.

     Prior to the reorganization discussed above, the Regulations of Alamosa, as amended, provided for the governance and administration of its business, allocation of profits and losses, tax allocations, transactions with partners, disposition of ownership interest and other matters. The Regulations established two classes of membership interests. Class I members had full voting rights and were entitled to full benefits of ownership of their share of Alamosa. Class II members consisted of additional non-voting share interests of Alamosa, which the Board of Managers may authorize to be distributed to employees of Alamosa under an incentive bonus plan. The Regulations generally provided for the allocation of profits and losses pro-rata based on the proportion that a percentage interest of a member bears to the aggregate percentage interests of all members, as defined in the Regulations.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



     The members of the Company had the following Class I ownerships interests as of December 31, 1998 and December 31, 1999:

                Alamo IV, LLC                                                             56.2930%
                Rosewood Telecommunications, L.L.C.                                       20.0515%
                West Texas PCS, LLC                                                       14.5833%
                Tregan International Corp.                                                 6.1856%
                Longmont PCS, LLC                                                          2.0619%
                Yellow Rock PCS, L.P.                                                      0.8247%

     Alamo IV, LLC was dissolved in November 1999. Upon the dissolution, its members received their pro rata portions of ownership interest of Alamosa PCS LLC. In conjunction with the reorganization described above, the ownership interests of Alamosa PCS LLC were exchanged for an equivalent interest in Holdings' common stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies:

     Cash and cash equivalents - Cash and cash equivalents include cash, money market funds, and commercial paper with minimal interest rate risk and original maturities of three months or less at the date of acquisition. The carrying amount approximates fair value.

     Inventory - Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost, determined using weighted average, or market. Market will be determined using replacement cost in accordance with industry standards.

     Property and equipment - Property and equipment are reported at cost less accumulated depreciation. Cost incurred to design and construct the wireless network in a market are classified as construction in progress. When the wireless network for a particular market is completed and placed into service, the related costs are transferred from construction in progress to property and equipment. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. When depreciable assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses on disposition are recognized in income. If facts or circumstances support the possibility of impairment, the Company will prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection, the Company does not expect to recover its carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income. No such losses have been recognized to date.

     Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

     Asset lives are as follows:

                Buildings                                                                    20 years
                Network equipment                                                          5-10 years
                Vehicles                                                                      5 years
                Furniture and office equipment                                              5-7 years

     Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     Interest will be capitalized in connection with the construction of the wireless network. The capitalized interest will be recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life. Total interest capitalized is $656,985 as of December 31, 1999. No interest was capitalized in 1998.

     Microwave relocation includes costs and the related obligation incurred to relocate incumbent microwave frequencies in Alamosa's service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets. The amortization of microwave relocation costs was $84,312 for the year ended December 31, 1999.

     Software costs - Initial operating systems software is capitalized and amortized using the straight-line method, generally over a period of five years. Capitalized software of approximately $411,000 and $11,500 at December 31, 1999 and 1998, respectively, are recorded in property and equipment. The Company amortized computer software costs of approximately $40,000 and $1,000 during 1999 and 1998, respectively.

     Start-up costs - In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This statement became effective January 1, 1999 and required that costs of start up activities and organization costs be expensed as incurred.

     Advertising costs - Advertising costs are expensed as incurred. Advertising expenses totaled approximately $7,300,925 and $2,000 during 1999 and 1998, respectively. Advertising costs include handset subsidy expenses representing the excess of the cost of handsets over the retail sales price. Handset subsidy expense was $5,023,430 for the year ended December 31, 1999. There was no handset subsidy expense during 1998.

     Income taxes - At December 31, 1999 and 1998, Alamosa was organized as a Texas limited liability company. Therefore, the taxable loss of the Company was included in the income tax returns of its members. While no benefit for income taxes was recorded in the financial statements of Alamosa, the statements of operations includes proforma information as if Alamosa was a taxable entity as described in Note 3.

     Revenue recognition - The Company recognizes revenue as services are performed. Sprint PCS handles Alamosa's billings and collections and retains 8% of collected service revenues from Sprint PCS subscribers based in Alamosa's territory and from non-Sprint PCS subscribers who roam onto Alamosa's network. The amount retained by Sprint PCS is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS customers who are not based in Alamosa's territory are not subject to the 8% retainage.

     Sprint PCS pays Alamosa a Sprint PCS roaming fee for each minute that a Sprint PCS subscriber based outside of Alamosa's territory roams on Alamosa's portion of the Sprint PCS network. Revenue from these services will be recognized as the services are performed. Similarly, Alamosa will pay Sprint PCS roaming fees to Sprint PCS, when a Sprint PCS subscriber based in Alamosa's territory roams on the Sprint PCS network outside of Alamosa's territory. These costs will be included as cost of service when incurred.

     Product revenues consisting of proceeds from sales of handsets and accessories are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint PCS's handset return policy that allows customers to return handsets for a full refund within 30 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to customers at little additional cost. However, when handsets are returned to Sprint PCS for refurbishing, the Company will receive a credit from Sprint PCS, which will be less than the amount the Company originally paid for the handset. For the year ended December 31, 1999 product revenue was $2,450,090. The cost of these products was $7,426,736, of which $2,403,306 has been classified as cost of products sold and $5,023,430 represents the excess of the cost of handsets over the retail sales price of handsets has been included in advertising costs. The basis for inclusion of the excess handset cost in advertising expense is to reflect the promotional nature of these

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     transactions. Alamosa sells handsets solely as a means to attract wireless subscribers. There were no product revenues or related costs for the period from inception to December 31, 1998.

     Stock based compensation - The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The non-cash compensation expense relates to three employees whose cash compensation is recorded in cost of service and operations and general and administrative expenses. The Company has implemented the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation."

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

     Risks and uncertainties - Emergence from the development stage is dependent upon successful implementation of the Company's business strategy and development of a sufficient subscriber base. The Company will continue to incur significant expenditures in connection with expanding and improving its operations.

     Concentration of risk - The Company maintains cash and cash equivalents in accounts with a financial institution in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of this institution regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

     Reclassification - Certain reclassifications have been made to prior year balances to conform to current year presentations.

     Effects of recent accounting pronouncements - In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for Alamosa's fiscal year ending December 31, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial results.

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for financial statement periods beginning after December 31, 1997. No items represent comprehensive income as defined in SFAS No. 130 during 1999 and 1998.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." SAB101 summarizes certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB101 are effective for Alamosa's quarter ending March 31, 2000. Management is currently assessing the impact of the adoption of SAB101.

3.   UNAUDITED PRO FORMA INFORMATION

     The unaudited pro forma information reflects certain assumptions regarding transactions and their effects that occurred as a result of the reorganization described in Note 1.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

     Unaudited pro forma income information - The unaudited pro forma information as shown on the statements of operations is presented to show the effects of income taxes related to the Company's subsequent termination of its limited liability company status. The unaudited pro forma income tax adjustment is presented as if the Company had been a C Corporation subject to federal and state income taxes at an effective tax rate of 34% for the period from inception through December 31, 1998 and the year ended December 31, 1999. Application of the provisions of SFAS No. 109, "Accounting for Income Taxes" would have resulted in a deferred tax asset primarily from temporary differences related to the treatment of start-up costs and from net operating loss carryforwards. The deferred tax asset would have been offset by a full valuation allowance, as there is not currently sufficient positive evidence as required by SFAS No. 109 to substantiate recognition of the asset.

     The pro forma information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the Company elected to terminate its limited liability company status as of the beginning of each of the periods presented, nor are they necessarily indicative of future operating results.

     Unaudited pro forma net loss per share - Pro forma net loss per share is calculated by dividing pro forma net loss by the weighted average number of shares of common stock which would have been outstanding before the initial public offering after giving effect to the reorganization of the Company described in Note 1.

     Unaudited pro forma weighted average shares outstanding - Unaudited pro forma weighted average shares outstanding is computed after giving effect to the reorganization of the Company described in Note 1. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding at December 31, 1999 exclude 141,042 incremental potential common shares from stock options because inclusion would have been antidilutive.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1999              1998
                                                  ------------      ------------

         Land and building                        $  2,817,426      $         --
         Network equipment                          76,867,836                --
         Vehicles                                      477,353            23,637
         Furniture and office equipment              2,266,966            92,418
                                                  ------------      ------------

                                                    82,429,581           116,055
         Accumulated depreciation                   (2,974,674)           (2,063)
                                                  ------------      ------------

                 Subtotal                           79,454,907           113,992
                                                  ------------      ------------

         Microwave relocation costs                  3,578,155                --
         Accumulated amortization                      (84,312)               --
                                                  ------------      ------------

                 Subtotal                            3,493,843                --
                                                  ------------      ------------

         Construction in progress:
            Network equipment                          374,680         1,628,271
            Leasehold improvements                   1,390,294           350,499
                                                  ------------      ------------

                 Subtotal                            1,764,974         1,978,770
                                                  ------------      ------------

                 Total                            $ 84,713,724      $  2,092,762
                                                  ============      ============

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


5.   LEASES

     Operating leases - The Company has various operating leases, primarily related to rentals of tower sites and offices. Rental expense was $1,924,848 and $15,208 for 1999 and 1998, respectively. At December 31, 1999, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:

                 YEARS:
                    2000                                                                    $     3,433,809
                    2001                                                                          3,456,342
                    2002                                                                          3,470,805
                    2003                                                                          3,495,462
                    2004                                                                          3,532,010
                    Thereafter                                                                   15,997,042
                                                                                            ---------------

                          Total                                                             $    33,385,470
                                                                                            ===============

     Included in total minimum rental commitments is $1,508,000 which will be paid to related parties.

     Capital leases - Capital leases consist of leases for rental of retail space and switch usage. The net present value of the leases was $848,842 and $728,219 at December 31, 1999 and 1998, respectively, and was included in property and equipment. Amortization recorded under these leases was $30,894 for the year ended December 31, 1999 and was minimal during 1998.

     At December 31, 1999, the future payments under capital lease obligations, less imputed interest, are as follows:

                 YEARS:
                    2000                                                                    $       105,720
                    2001                                                                            105,720
                    2002                                                                            105,720
                    2003                                                                            105,720
                    2004                                                                            113,970
                    Thereafter                                                                    1,085,480
                                                                                            ---------------

              Total minimum lease payments                                                        1,622,330
              Less: imputed interest                                                                773,488
                                                                                            ---------------

              Present value of minimum lease payments                                               848,842
              Less: current installments                                                             21,818
                                                                                            ---------------

              Long-term capital lease obligations at December 31, 1999                      $       827,024
                                                                                            ===============

6.   BANK LINE OF CREDIT

     Alamosa has a $500,000 revolving line of credit with a bank that expires June 9, 2000. The line of credit has a variable interest rate of 9.25% at December 31, 1999. Proceeds from this line of credit are used to purchase vehicles for service representatives. As of December 31, 1999, $363,665 was outstanding on the line of credit. The vehicles purchased under this line of credit and all of Alamosa's cash and cash equivalents held at the bank are pledged as collateral under the terms of the agreement. No interest amounts were paid during the period ended December 31, 1998. A total of $22,035 was paid during the year ended December 31, 1999.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


7.   LONG-TERM DEBT

     Long-term debt at December 31, 1999 included $71,876,379 owed to Nortel and $50,035 owed to another party relating to the build-out of retail facilities.

     On February 3, 1999, Alamosa issued a $7,500,000 letter of credit in favor of Nortel. The letter of credit expired in June 1999. On June 10, 1999, Alamosa entered into a credit agreement with Nortel. The proceeds of that credit facility are used to purchase equipment, to fund the construction of the Company's portion of the Sprint PCS network, and to pay associated financing costs. The financing terms permit Alamosa to borrow $123 million under three commitment tranches through February 18, 2002, and will require minimum equipment purchases.

     The Nortel credit facility is collateralized by all of Alamosa's current and future assets and capital stock. Alamosa is required to maintain certain financial ratios and other financial conditions including minimum levels of revenue and wireless subscribers. In addition, Alamosa is required to maintain a $1,000,000 cash balance as collateral against the facility. At December 31, 1999, Alamosa was not in compliance with this agreement; however, a waiver of this requirement was obtained from Nortel.

     In connection with the credit agreement with Nortel, each of the former members of Alamosa pledged its ownership interest in Alamosa to Nortel to collateralize Alamosa's obligations under the credit agreement. The members secured their unfunded contributions with either a letter of credit or a marketable securities pledge agreement. Each letter of credit or marketable securities pledge agreement will be terminated prior to the closing of the initial public offering described in Note 14. In addition, Nortel required the members to execute capital contribution agreements to confirm their collective obligations to make capital contributions of at least $48.5 million.

     Alamosa may borrow money under the Nortel credit facility as either a base rate loan with an interest rate of prime plus 2.5%, or a Eurodollar loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.75%. The LIBOR was 9.5% at December 31, 1999. In addition, an annual unused facility fee of 0.75% will be charged beginning six months after the closing date on the portion of the available credit that has not been borrowed. Interest accrued through the two-year anniversary from the closing date is added to the principal amount of the loan. Thereafter, interest is payable monthly in the case of base rate loans and at the end of the applicable interest period, not to exceed three months, in the case of Eurodollar loans. Interest expense for the year ended December 31, 1999 totaled $2,068,601. Principal is payable in 20 quarterly installments beginning February 18, 2002. Alamosa may voluntarily prepay any of the loans at any time, but any amount repaid may not be reborrowed since there are no revolving credit features. Alamosa must make mandatory prepayments under certain circumstances, including 50% of the excess cash flow, as computed under the credit agreement, after March 31, 2002 and any amount in excess of $250,000 received for asset sales outside the ordinary course of business or insurance proceeds, to the extent not reinvested in property or assets within a stated period of time. All prepayments are applied to the outstanding loan balances pro rata in the inverse order of maturity, except where there is a borrowing base shortage, in which case prepayments are first applied there, and then pro rata among all three commitment tranches.

     As a condition of the financing, Sprint PCS has entered into a consent and agreement with Nortel that modifies Sprint PCS's rights and remedies under its affiliation agreements with Alamosa. Among other things, Sprint PCS consented to the pledge of substantially all of Alamosa's assets to Nortel, including the affiliation agreements. In addition, Sprint PCS may not terminate the affiliation agreements with Alamosa and must maintain 10 MHz of PCS spectrum in Alamosa's markets until the Nortel financing is satisfied or Alamosa's assets are sold pursuant to the terms of the consent and agreement with Nortel.

     Alamosa incurred approximately $4,074,000 of costs associated with obtaining the Nortel financing. Those costs consisted of a loan origination fee, legal fees and other debt issue costs that have been capitalized and are being amortized to interest expense using the straight-line method over the term of the credit facility.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     See Note 14 for a discussion of the amendment of the credit facility subsequent to year end.

8.   RELATED PARTY TRANSACTIONS

     Note receivable - On April 23, 1999, the Company entered into a $100,000 loan agreement with an officer of the Company. The loan matures on April 2014 and accrues interest at an annual rate of 7.75%.

     Agreements with CHR Solutions, Inc. - Alamosa has entered into a number of agreements with CHR Solutions, Inc. ("CHR") as described in more detail below. CHR resulted from a merger between Hicks & Ragland Engineering Co., Inc., and Cathey, Hutton & Associates, Inc. effective as of November 1, 1999. David Sharbutt, Alamosa's Chairman and Chief Executive Officer, was at the time the agreements were executed the President and Chief Executive Officer of Hicks & Ragland. Mr. Sharbutt is currently employed as a senior consultant by CHR Solutions.

     On July 27, 1998, Alamosa entered into an engineering services contract with CHR for design and construction inspection services in connection with the network deployment. The term of the contract covers three periods through August 2001, though either party may terminate the agreement for cause before August 2001. A guaranteed maximum fee amount has been set for each period of the contract, and those fees aggregate to approximately $7.0 million, excluding taxes. If the total billing for the project is less than the guaranteed maximum fee, Alamosa will pay an incentive bonus equal to 50% of the difference. Alamosa paid $2,951,476 and $902,243 for these services during 1999 and 1998, respectively. Engineering fees under this agreement are recorded in construction in progress and property and equipment and comprise approximately 4% and 72% of fixed asset purchases during 1999 and 1998, respectively. At December 31, 1999 and 1998, amounts payable under these agreements amounted to $709,987 and $443,610, respectively.

     Effective September 20, 1998, Alamosa entered into a special services contract with CHR to provide marketing and operations consulting services for a maximum amount of $100,000. Subsequent contracts for marketing, consulting, business planning and radio frequency "drive testing" were approved in October 1999, in an aggregate amount of approximately $500,000. Alamosa paid $424,994 for these services for the year ended December 31, 1999. The amounts payable under these agreements was $139,822 at December 31, 1999.

     On April 9, 1999, Alamosa entered into a data communications services contract with CHR to perform design and implementation services in connection with corporate enterprise wide area network and local area networks for a maximum fee of $262,040. Alamosa paid $88,486 for these services for the year ended December 31, 1999. The amount payable under this agreement amounted to $20,132 at December 31, 1999.

     As of April 6, 1999, Alamosa entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership, an affiliate of CHR, to install and provide DS1 telecommunications lines between Sprint PCS and Alamosa's Lubbock-based operations and between Alamosa's Lubbock-based operations and other markets. The original term of the agreement is three years, but the agreement automatically renews upon expiration for additional successive 30-day terms by either party. Transport expenses under the agreement amounted to $346,740 for 1999 and are included in Cost of Service and Operations.

     As of August 13, 1999, Alamosa entered into a distribution agreement with TechTel Communications Corporation, an affiliate of CHR, authorizing it to become a third party distributor of Sprint PCS products and services for Alamosa in Lubbock.

     As of October 8, 1999, we entered into a special service contract with CHR to perform marketing and operations consulting services in selected areas in Wisconsin for a maximum fee of $100,000, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     As of October 8, 1999, we entered into a special service contract with CHR to perform business planning and consulting services and a feasibility study in selected areas of Wisconsin for a fixed fee of $81,000. This agreement

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     lasts until the project is completed, unless either party terminates it earlier.

     As of October 8, 1999, we entered into a special service contract with CHR to perform business planning and consulting services and a feasibility study in selected areas of our territory for an estimated probable cost of $200,000, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     As of October 8, 1999, we entered into a special service contract with CHR to provide us with radio frequency "driver testing" to predict the propagation characteristics of given areas in our territory for an estimated probable cost of $62,085, excluding taxes. This agreement lasts until the project is completed, unless either party terminates it earlier.

     Agreement with American Tower Corporation - In August 1998, Alamosa entered into a master site development and lease agreement with Specialty Capital Services, Inc. ("Specialty"), a subsidiary of Specialty Teleconstructors, Inc. ("Teleconstructors"), that has since merged with American Tower Corporation ("American"). Pursuant to the agreement, Specialty arranges for collocation of equipment or constructs new facilities in areas identified for build-out. Specialty provides site acquisitions, leasing and construction services, and secures zoning, permitting and surveying approvals and licenses for each base station. This initial term master agreement expires in August 2003, with automatic renewal for three additional terms of five years each. The agreement provides for monthly payments subject to an annual adjustment based on the Consumer Price Index. Prior to October 1, 1999, Specialty was related to Alamosa through one of Alamosa's directors who owned interests in both Alamosa and Teleconstructors and was an employee and officer of Specialty and Teleconstructors. In addition, another individual who was one of Alamosa's directors at the time the agreement was entered into is a manager of Longmont PCS, LLC, one of Alamosa's former members. This individual was also a stockholder of Teleconstructors and acted as a vice president of American, which acquired Teleconstructors. The two individuals completed the disposition of their ownership interests in American by September 30, 1999 and are no longer associated with American. No amounts were paid or outstanding under this agreement during 1998. Through September 30, 1999, $165,300 was paid under this agreement.

     Other related party transactions - In November 1998, the Company entered into an agreement to lease space for telephone switching equipment in Albuquerque with SASR Limited Partnership, 50% owned by one of Alamosa's directors and a manager of West Texas PCS, LLC, and Budagher Family LLC, two of Alamosa's interest holders. The lease has a term of five years with two optional five-year terms. The lease provides for monthly payments aggregating to $18,720 a year with 10% increase at the beginning of the two option periods, as well as a pro rata portion of real estate taxes on the property.

     In connection with Alamosa's distribution and sales of Sprint PCS wireless communications equipment, on December 28, 1998, Alamosa entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of Holding's directors and the general manager of South Plains Advance Communications & Electronics, Inc. ("SPACE"). SPACE is a stockholder of Alamosa. This lease has a term of 15 years and provides for monthly payments aggregating to approximately $110,000 a year, subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. No amounts were paid or outstanding under this lease at December 31, 1998. During 1999, $73,233 was paid under this lease. No amount was payable at December 31, 1999.

     During 1998, certain members paid costs on behalf of the Company, which were subsequently reimbursed. Such payments amounted to approximately $101,000 during 1998 and were minimal during 1999. No amounts payable to members were outstanding at December 31, 1999 and 1998.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


9.   EMPLOYEE BENEFITS

     Effective November 13, 1998, Alamosa elected to participate in the NTCA Savings Plan, a defined contribution employee savings plan sponsored by the National Telephone Cooperative Association under Section 401(k) of the Internal Revenue Code. No employer contributions were made to this plan for the period ended December 13, 1999 and 1998.

     Effective October 1, 1999, Alamosa entered into a three-year employment agreement with its Chief Executive Officer ("CEO"), Alamosa's chairman. In addition, in December 1999, Alamosa granted options to the CEO to acquire 242,500 common shares at an exercise price of $1.15 per share which vested immediately prior to the completion of the initial public offering and 1,455,000 shares at an exercise price equal to the initial public offering price which vest 33% per year beginning September 30, 2000. The options expire January 5, 2009. The Company will recognize compensation expense of $3,116,125 related to the 242,500 options issued with an exercise price below the initial public offering price over the options vesting period. Compensation expense recorded for the year ended December 31, 1999 was $351,328.

     On October 2, 1998, Alamosa entered into an employee agreement with its Chief Operating Officer ("COO"). The agreement provides for the granting of stock options in three series. The initial exercise price was determined based on the following formula: $48,500,000, committed capital at September 30, 1998, multiplied by the percentage interest represented by the option exercised. The exercise price for each series increased by an annual rate of 8%, 15% or 25% compounded monthly beginning at the date of grant as specified by the agreement. Options may be exercised any time from January 1, 2004 to January 5, 2008. The options vest over a three-year period. During 1998, one option from each series was granted under this agreement. The options to acquire membership interests described above were to be exchanged for options in Holdings to acquire an equivalent number of common shares: 242,500 at $1.08 per share, 242,500 at $1.15 per share and 242,500 at $1.25 per share. Effective December 1999, the Company amended his options such that each of his three series of original options were exchanged for two options to acquire a total of 1,697,500 shares of common stock. The first option to acquire 242,500 shares of common stock has a fixed exercise price of $1.15 per share and vested immediately prior to completion of the initial public offering. The second option to acquire 1,455,000 shares of common stock has an exercise price equal to the initial public offering price and vests 25% per year beginning September 30, 2000. The expiration date of all of the COO's options was extended from January 5, 2008 to January 5, 2009. These amendments resulted in a new measurement date. The Company will record compensation expense totaling $11,523,600 in connection with these options. Compensation expense recorded for the year ended December 31, 1999 was $6,588,755.

     Effective December 1, 1999, the Company entered into a five-year employment agreement with its Chief Financial Officer ("CFO"). In addition, Alamosa granted the CFO options to purchase 1,455,000 shares at the initial public offering price and that will expire January 5, 2009. There is no compensation cost related to these options.

     On October 14, 1998, the Board of Members of Alamosa approved an Incentive Ownership Plan. The plan consisted of 3,500 units comprised of 1200 Series 8, 1150 Series 15 and 1150 Series 25 units. The exercise price for each series was based on a pre-defined strike price which increased by an annual rate of 8%, 15% or 25% compounded monthly beginning July 1, 2000. The initial exercise prices were $564.79, $623.84 and $711.88 for Series 8, Series 15 and Series 25 options, respectively. Each unit provided the holder an option to purchase an interest in the Company. Vested units could have been exercised any time from July 1, 2000 to December 31, 2006. On October 29, 1998, under an employment agreement with the Company's Chief Technology Officer, 300 units were granted under this plan. The options to acquire membership interests described above were to be exchanged for options to acquire an equivalent number of common shares: 48,500 at $1.13 per share, 48,500 at $1.25 per share and 48,500 at $1.42 per share. Effective as of the IPO, these options were converted into options of Holdings and were amended such that his original options with exercise prices that increased by an annual rate of 8%, 15%, or 25% (compounded monthly beginning July 1, 2000) were exchanged for options to purchase an equivalent number of common shares at fixed exercise prices equal to $1.13, $1.25 and $1.42 per share, which will not increase over the term of the options. These amendments will resulted in a

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


     new measurement date. The Company will record compensation expense totaling $1,852,651 in connection with these options. Compensation expense recorded for the year ended December 31, 1999 was $1,259,427.

10.  STOCK-BASED COMPENSATION

     Holdings adopted an Incentive Stock Option Plan (the "Plan") effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Holdings' common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 1999, 7,000,000 shares of common stock were reserved for issuance under the Plan. The compensation committee of the board of directors administers the Plan and determines grant prices and vesting periods.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretation, in accounting for its employee stock options. In accordance with APB No. 25, no compensation expense or unearned compensation was recorded as of December 31, 1998. As of December 31, 1999, the Company has recorded compensation of $14,309,876. This amount is being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. For the year ended December 31, 1999, non-cash compensation of $8,199,511 has been recognized.

     As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below:

                                                                       FOR THE PERIOD
                                                                        FROM JULY 16,    CUMULATIVE FOR THE
                                                                      1998 (INCEPTION)      PERIOD FROM
                                                        YEAR END          THROUGH          JULY 16, 1998
                                                      DECEMBER 31,      DECEMBER 31,     (INCEPTION) THROUGH
                                                          1999              1998         DECEMBER 31, 1999
                                                      ------------    ----------------   -------------------

         Net loss - as reported                       $(32,835,859)     $   (923,822)     $(33,759,681)
         Net loss - pro forma                         $(32,835,859)     $   (997,531)     $(33,833,390)
         Net loss per share - as reported
             Basic and Diluted                        $       (.68)     $       (.02)     $       (.70)
         Net loss per share - pro forma
             Basic and Diluted                        $       (.68)     $       (.02)     $       (.70)

     The pro forma disclosures provided are not likely to be representative of the effects on reported net income or loss for future years due to future grants and the vesting requirements of the Company's stock option plans.

     The weighted-average fair value for options with exercise prices greater than the market price issued of the stock at the grant date was $0.46 for 1998. There were no options issued with exercise prices greater than market price at the grant date during 1999. The weighted-average fair value for options with exercise prices equal to the market price of the stock at the grant date was $9.22 in 1999. There were no options issued with exercise prices equal to market price of the stock at grant date during 1998. The weighted-average fair value for options with exercise prices below the market price of stock at grant date was $13.04 in 1999. There were no options issued with exercise prices below the market price at the grant date during 1998. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


                                                                                                    FOR THE PERIOD FROM
                                                                                                       JULY 16, 1998
                                                                             YEAR END               (INCEPTION) THROUGH
                                                                        DECEMBER 31, 1999            DECEMBER 31, 1998
                                                                        -----------------           -------------------

           Dividend yield                                                        0%                           0%
           Expected volatility                                                  70%                          70%
           Risk-free rate of return                                            5.5%                         5.5%
           Expected life                                                      5.53                            3

     The following summarizes activity under the Company's stock option plans:

                                                                                  WEIGHTED-AVERAGE EXERCISE
                                                    NUMBER OF OPTIONS                  PRICE PER SHARE
                                            ---------------------------------  ---------------------------------
                                                             FOR THE PERIOD                     FOR THE PERIOD
                                                              FROM JULY 16,                      FROM JULY 16,
                                                             1998 (INCEPTION)                   1998 (INCEPTION)
                                             YEAR END           THROUGH          YEAR END           THROUGH
                                            DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                1999              1998             1999              1998
                                            ------------     ---------------   ------------     ----------------
         Options outstanding at
             beginning of the
             period                              873,000                --     $       1.18      $         --
         Granted                               5,282,000           873,000            12.47              1.18
         Exercised                                    --                --               --                --
         Canceled                               (873,000)               --            (1.18)               --
                                            ------------      ------------     ------------      ------------
         Options outstanding at
             the end of the
             period                            5,282,000           873,000     $      12.47      $       1.18
                                            ============      ============     ============      ============

         Options exercisable at
             end of the period                    48,498                --     $       1.27      $         --

     The following table summarizes information for stock options outstanding at December 31, 1999:

                                                                                                   WEIGHTED-AVERAGE
                                                                         WEIGHTED-AVERAGE       REMAINING CONTRACTUAL
                EXERCISE PRICES           NUMBER OF OPTIONS               EXERCISE PRICE                LIFE
                ----------------        --------------------             ----------------       ---------------------

                 $1.13 - $1.42                       630,500              $         1.18                      8.55
                    $14.00                         4,651,500                       14.00                      9.07
                                        --------------------              --------------           ---------------

                                                   5,282,000              $        12.47                      9.01
                                        ====================              ==============           ===============

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

     The carrying amount of the debt issued pursuant to the Company's credit agreement with Nortel is expected to approximate fair value because the interest rate changes with market interest rates.

     Alamosa utilizes interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreements require premium payments to counterparties based upon a notional principal amount. Interest rate cap agreements entitle the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceed the strike rates stated in the agreements. The fair value of the interest rate cap agreements is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at the balance sheet dates.

     Selected information related to the Company's interest rate cap agreements is as follows:

                                                  DECEMBER 31,      DECEMBER 31,
                                                      1999              1998
                                                  ------------      ------------

         Notional amount                          $ 35,607,000      $         --
         Fair value                                    125,815                --
         Carrying amount                               282,958                --
                                                  ------------      ------------

         Net unrecognized gain (loss)             $   (157,143)     $         --
                                                  ============      ============

     These fair value estimates are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

12.  COMMITMENTS AND CONTINGENCIES

     On December 21, 1998, Alamosa entered into a three-year agreement with Nortel to purchase network equipment and infrastructure. Pursuant to that agreement, Nortel also agreed to provide installation and optimization services, such as network engineering and radio frequency engineering, for the equipment and to grant Alamosa a nonexclusive license to use the software associated with the Nortel equipment. Alamosa has committed to purchase $82.0 million worth of equipment and services from Nortel, which Nortel has agreed to finance these purchases pursuant to the Nortel credit facility. Under the agreement, Alamosa will receive a discount on the network equipment and services because of the Company's affiliation with Sprint PCS, but must pay a premium on any equipment and services financed by Nortel. If Alamosa's affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with Alamosa's consent, modify the agreement to establish new prices, terms and conditions. Alamosa entered into a modification of the agreement with Nortel after December 31, 1999 as described in Note 14.

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The quarterly results of operations (unaudited) for 1998 and 1999 per quarter are as follows:

                                                                   Quarter ended
                                            -----------------------------------------------------------
                                             March 31         June 30      September 30     December 31
                                            ----------      ----------     ------------     -----------
                                                      (In thousands, except per share amount)

         1998:
            Net sales                       $       --      $       --      $       --      $       --
            Operating loss                          --              --            (401)           (558)
            Net loss                                --              --            (400)           (523)

            Basic and diluted
              earnings per share            $       --      $       --      $     (.01)     $     (.01)

         1999:
            Net sales                       $       --      $       35      $    1,965      $    6,984
            Operating loss                      (1,963)         (4,005)        (11,279)        (13,425)
            Net loss                            (1,745)         (4,018)        (11,926)        (15,147)

            Basic and diluted
              earnings per share            $     (.02)     $     (.08)     $     (.25)     $     (.31)


     The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used in the per share computations.

14.  SUBSEQUENT EVENTS

     Initial Public Offering of Common Stock - On October 29, 1999, Holdings filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of its common stock (the "Stock Offering"). The Stock Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option of 1,607,100 shares. Holdings received net proceeds of $194.3 million after commissions of $13.3 million and expenses of approximately $1.0 million. The proceeds of the Stock Offering are to be used for the build out of the system, to fund operating working capital needs and for other general corporate purposes.

     Initial Public Offering of Senior Discount Notes - On December 23, 1999, Holdings filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of Senior Discount Notes (the "Notes Offering"). The Notes Offering was completed on February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximate $6.1 million. The Senior Discount Notes ("Notes") mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8%, and to provide for interest deferral for the first five years. The Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the Notes Offering are to be used to prepay $75 million of the Nortel credit facility (see Note 7), to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes. Significant terms of the Notes include:

          o Ranking - The Notes are senior unsecured obligations of Holdings, equal in right of payment to all future senior debt of Holdings and senior in right of payment to all future subordinated debt of Holdings;

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                   NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


          o Guarantees - The Notes are unsecured obligations and will rank equally with all existing and future senior debt and senior to all existing and future subordinate debt. The Notes will be fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Holdings. In addition, Holdings will have no assets or operations other than its investments in Alamosa PCS Inc., and there are no non-guarantor subsidiaries. Therefore, financial statements of guarantor subsidiaries have been omitted;

          o Optional Redemption - During the first thirty six (36) months after the Notes Offering, we may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the notes at a redemption price of 112 7/8%;

          o Change of Control - Upon a change of control as defined by the Notes Offering, we will be required to make an offer to purchase the notes at a price equal to 101% of the accreted value (original principal amount plus accrued interest) before February 15, 2005, or 101% of the principal amount at maturity thereafter;

          o Restrictive Covenants - The indenture governing the Notes contain covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the Notes Offering, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business.


     Revision to credit facility with Nortel Networks, Inc. - On February 8, 2000, Alamosa entered into an Amended and Restated Credit Facility (the "New Facility"), which replaced the $123 million facility entered into on June 10, 1999. The new agreement increased the facility to $250 million to provide for the financing of additional equipment needs to complete the buildout of the existing territory and the additional territory received from Sprint PCS (see following subsequent event). The terms of the New Facility are mostly the same as the original $123 million facility discussed in Note 7, but there are certain exceptions, key ones of which are detailed here. Under the New Facility, there are no equity commitments by former members of Alamosa. The interest rate on base rate loans was increased to prime plus 2.75% and on Eurodollar loans to LIBOR plus 3.75%. In addition, each of the tranches A, B and C were increased to $167.0 million, $58.0 million and $25.0 million, respectively. The New Facility also provided for warrants representing 2% of the outstanding common stock of Holdings. These warrants were eliminated, by prior agreement, when Alamosa used $75 million of the equity contribution from Holdings to prepay the Nortel debt in February 2000. Under the circumstances provided in the New Credit Facility, those prepaid amounts may be re-borrowed.

     In addition to the $75 million prepayment, in conjunction with the closing of the New Facility, Alamosa also paid origination and other fees along with interest accrued of approximately $4.7 million.

     Revision to purchase contract with Nortel Networks, Inc. - On February 8, 2000, the Company amended its equipment purchase contract with Nortel and increased its purchase commitment to $167 million. In addition, the requirement to pay a premium for purchases financed by Nortel (see Note 11) was eliminated once the Company's purchases under the contract exceed $82 million.

     Contract for towers - On February 22, 2000, the Company entered into the Master Design Build Agreement with a tower contractor to provide towers in the expansion areas including Wisconsin.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Alamosa PCS Holdings, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 28, 2000 appearing in the 1999 annual report on Form 10-K of Alamosa Holdings Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Dallas, Texas
February 28, 2000

                                                                     SCHEDULE II

                           ALAMOSA PCS HOLDINGS, INC.
                           (FORMERLY ALAMOSA PCS LLC)

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                FOR THE PERIOD JULY 16, 1998 (INCEPTION) THROUGH
                        DECEMBER 31, 1999 (IN THOUSANDS)


                                                                ADDITIONS
                                              BALANCE AT       CHARGED TO
                                             BEGINNING OF       COSTS AND                         BALANCE AT
CLASSIFICATION                                   PERIOD         EXPENSES        DEDUCTIONS      END OF PERIOD
--------------                               ------------     ------------     ------------     -------------

December 31, 1998
    Allowance for doubtful accounts          $         --     $         --     $         --     $         --


December 31, 1999
    Allowance for doubtful accounts          $         --     $        162     $         --     $        162


     (a) This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in this annual report on Form 10-K.

  EXHIBIT
   NUMBER                                 EXHIBIT TITLE
  -------                                 -------------

    2.1        --   Agreement and Plan of Merger of Alamosa PCS Holdings, Inc.,
                    a Texas corporation, with and into Alamosa PCS Holdings,
                    Inc., a Delaware corporation.

    2.2        --   Agreement and Plan of Conversion of Alamosa PCS LLC, a Texas
                    limited liability company into Alamosa PCS Holdings, Inc., a
                    Texas corporation.

    3.1*       --   Amended and Restated Certificate of Incorporation of
                    Alamosa.

    3.2*       --   Amended and Restated Bylaws of Alamosa.

    4.1*       --   Specimen Common Stock Certificate.

    4.2*       --   Rights Agreement between Alamosa PCS Holdings, Inc. and
                    ChaseMellon Shareholder Services, L.L.C., as rights agent.

    4.3*       --   Amended and Restated Certificate of Incorporation of Alamosa
                    (filed as Exhibit 3.1 above).

    4.4*       --   Amended and Restated Bylaws of Alamosa (filed as Exhibit 3.2 above).

    4.5        --   Amended and Restated Credit Agreement by and among Alamosa
                    PCS, Inc., as borrower, Alamosa PCS Holdings, Inc., Texas
                    Telecommunications, LP and Alamosa Wisconsin Limited
                    Partnership, as guarantors and Nortel Networks Inc., as
                    administrative agent, for a $250,000,000 credit facility,
                    executed on February 8, 2000 (filed as Exhibit 10.12 below).

   10.1*       --   CDMA 1900 SprintCom Additional Affiliate Agreement dated as of December 21, 1998 by and between Alamosa PCS, LLC and
                    Northern Telecom, Inc.

   10.2*       --   Amendment No. 1 to DMS-MTX Cellular Supply Agreement dated as of January 12, 1999 by and between Alamosa PCS, LLC and
                    Nortel Networks Inc. as an amendment to Exhibit 10.1
                    described above.

   10.3*       --   Amendment No. 2 to DMS-MTX Cellular Supply Agreement dated as of March 1, 1999 by and between Alamosa PCS, LLC and
                    Nortel Networks Inc. as an amendment to Exhibits 10.1 and
                    10.2 described above.

   10.4*       --   Amendment No. 3 to DMS-MTX Cellular Supply Agreement dated as of August 11, 1999 by and between Alamosa PCS, LLC and
                    Nortel Networks Inc. as an amendment to Exhibits 10.1, 10.2 and 10.3 described above.

   10.5*       --   Consent and Agreement dated as of June 10, 1999 by and
                    between Nortel Networks, Inc., Sprint Spectrum, LP, Sprint
                    Communications Company, LP, WirelessCo, LP, and SprintCom,
                    Inc.

   10.6*       --   Sprint PCS Management Agreement (Wisconsin), as amended,
                    dated as of December 6, 1999 by and between Sprint Spectrum,
                    LP, WirelessCo, LP and Alamosa Wisconsin Limited
                    Partnership.

   10.7*       --   Sprint PCS Services Agreement (Wisconsin) dated as of
                    December 6, 1999 by and between Sprint Spectrum, LP and
                    Alamosa Wisconsin Limited Partnership.

   10.8*       --   Sprint Trademark and Service Mark License Agreement
                    (Wisconsin) dated as of December 6, 1999 by and between
                    Sprint Communications Company, LP and Alamosa Wisconsin
                    Limited Partnership.

   10.9*       --   Sprint Spectrum Trademark and Service Mark License Agreement
                    (Wisconsin) dated as of December 6, 1999 by and between
                    Sprint Spectrum, LP and Alamosa Wisconsin Limited
                    Partnership.

   10.10*      --   Engineering Service Contract, System Design and Construction
                    Inspection, dated as of July 27, 1998, as amended, by and
                    between Alamosa PCS, LLC and Hicks & Ragland Engineering
                    Co., Inc.

   10.11*      --   Master Site Development and Lease Agreement, as amended,
                    dated as of August 1998 by and between Alamosa PCS, LLC and
                    Specialty Capital Services, Inc.

   10.12       --   Amended and Restated Credit Agreement by and among Alamosa
                    PCS, Inc., as borrower, Alamosa PCS Holdings, Inc., Texas
                    Telecommunications, LP and Alamosa Wisconsin Limited
                    Partnership, as guarantors and Nortel Networks Inc., as
                    administrative agent, for a $250,000,000 credit facility,
                    executed on February 8, 2000.

   10.13**     --   Alamosa PCS Holdings, Inc. 1999 Long-Term Incentive Plan.

   10.14**     --   Employment Agreement effective as of October 1, 1999 by and between Alamosa PCS LLC and David Sharbutt.

   10.15**     --   Employment Agreement effective as of December 1, 1999 by and between Alamosa PCS, LLC and Kendall W. Cowan.

   10.16*      --   Sprint PCS Management Agreement, as amended, dated as of
                    December 23, 1999 by and between Sprint Spectrum, LP,
                    WirelessCo, LP, Cox Communications PCS, L.P., Cox CPS
                    License, LLC, SprintCom, Inc. and Alamosa PCS, LLC.

   10.17*      --   Sprint PCS Services Agreement dated as of December 23, 1999 by and between Sprint Spectrum, LP and Alamosa PCS, LLC.

   10.18*      --   Sprint Trademark and Service Mark License Agreement dated as of December 23, 1999 by and between Sprint Communications
                    Company, LP and Alamosa PCS, LLC.

   10.19*      --   Sprint Spectrum Trademark and Service Mark Agreement dated as of December 23, 1999 by and between Sprint Spectrum, LP and Alamosa PCS, LLC.

   10.20       --   Amendment No. 4 to DMS-MTX Cellular Supply Agreement by and
                    between Alamosa PCS, LLC and Nortel Networks Inc. as an
                    amendment to Exhibits 10.1, 10.2, 10.3 and 10.4 described
                    above, effective as of February 8, 2000.

   10.21**     --   Amended and Restated Employment Agreement effective as of
                    October 1, 1999 by and between Alamosa PCS, LLC and Jerry
                    Brantley.

   10.22**     --   Amended and Restated Employment Agreement effective as of
                    October 1, 1999 by and between Alamosa PCS, LLC and W. Don
                    Stull.

   10.23       --   Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications,
                    L.P. and Alamosa Wisconsin Limited Partnership and SBA
                    Towers, Inc.

   21.1*       --   Subsidiaries of Alamosa.

   23.1        --   Consent of PricewaterhouseCoopers LLP.

   27.1        --   Financial Data Schedule.


----------

     * Previously filed, together with the Registration Statement on Form S-1, file no. 333-89995, dated February 4, 2000, and incorporated herein by reference.

     ** Compensatory plans and arrangements for executives and others. Previously filed, together with the Registration Statement on Form S-1, file no. 333-89995, dated February 4, 2000, and incorporated herein by reference.