Form 10-Q
period 2000-03-31
ALAMOSA PCS HOLDINGS INC
filed 2000-05-01
CIK 1097722

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK 1)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 005-58523

                           Alamosa PCS Holdings, Inc.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              75-2853707
----------------------------------                      -----------------------
 (STATE OR OTHER JURISDICTION                                (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)


                             4403 Brownfield Highway
                              Lubbock, Texas 79407
          (Address of principal executive offices, including zip code)

                                 (806) 722-1100
              (Registrant's telephone number, including area code)

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

     61,354,606 shares of Common Stock, $0.01 par value per share, were outstanding as of April 20, 2000.

                           ALAMOSA PCS HOLDINGS, INC.

                                TABLE OF CONTENTS
                          QUARTER ENDED MARCH 31, 2000

PART I              FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999

                    Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2000 and 1999

                    Consolidated Statements of Stockholders' Equity (unaudited) for the three months ended March 31, 2000

                    Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2000 and 1999

                    Notes to the Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

PART II             OTHER INFORMATION

Item 1.             Legal Proceedings

Item 2.             Changes in Securities and Use of Proceeds

Item 3.             Defaults Upon Senior Securities

Item 4.             Submission of Matters to a Vote of Security Holders

Item 5.             Other Information

Item 6.             Exhibits and Reports on Form 8-K

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                           CONSOLIDATED BALANCE SHEETS


                                                                  MARCH 31,      DECEMBER 31,
                                                                    2000            1999
                                                                (unaudited)
                                                               -------------    -------------

ASSETS

Current assets:
   Cash and cash equivalents                                   $ 283,880,790    $   5,655,711
   Short-term investments                                         15,063,018               --
   Accounts receivable, net of allowance for doubtful
         accounts                                                    889,214        1,675,636
   Inventory                                                       2,806,842        5,777,375
   Prepaid expenses and other assets                                 722,573          882,516
                                                               -------------    -------------
       Total current assets                                      303,362,437       13,991,238

Property and equipment, net                                       91,439,091       84,713,724
Debt issuance costs, net                                          14,137,507        3,743,308
Restricted cash                                                    1,000,000          518,017
Other noncurrent assets                                              177,289        1,525,912
                                                               -------------    -------------

       Total assets                                            $ 410,116,324    $ 104,492,199
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                       $  15,689,939    $  15,203,103
   Accounts payable to related parties                               662,146        1,182,225
   Current installments of capital leases                             22,368           21,818
   Bank line of credit                                                    --          363,665
   Microwave relocation obligation                                 3,578,155        3,578,155
                                                               -------------    -------------
       Total current liabilities                                  19,952,608       20,348,966

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2000            1999
                                                                (unaudited)
                                                               -------------    -------------

Long-term debt                                                   195,103,423       71,876,379
Capital lease obligations, noncurrent                                821,221          827,024
                                                               -------------    -------------
       Total liabilities                                         215,877,252       93,052,369
                                                               -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued                                         --               --
   Common stock, $.01 par value; 290,000,000 shares
     authorized, 61,354,606 and 48,500,008 issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively                                                    613,546          485,000
   Additional paid-in capital                                    245,539,316       50,824,876
   Accumulated Deficit                                           (49,339,555)     (33,759,681)
   Unearned compensation                                          (2,574,235)      (6,110,365)
                                                               -------------    -------------

       Total stockholders' equity                                194,239,072       11,439,830
                                                               -------------    -------------

       Total liabilities and stockholders' equity              $ 410,116,324    $ 104,492,199
                                                               =============    =============

     The accompanying notes are an integral part of the consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                    THREE           THREE
                                                                 MONTHS ENDED    MONTHS ENDED
                                                                MARCH 31, 2000  MARCH 31, 1999
                                                                --------------  --------------

Revenues:
   Service revenue                                               $ 10,102,021    $         --
   Product sales                                                    1,583,358              --
                                                                 ------------    ------------

       Total revenue                                               11,685,379              --
                                                                 ------------    ------------

Costs and expenses:
   Cost of service and operations                                   7,269,294              --
     Cost of service and operations - related parties                 132,563              --
   Cost of products sold                                            1,611,718              --
   Selling and marketing                                            8,102,470              --
     Selling and marketing - related parties                           69,243              --
   General and administrative expenses (excluding non-cash
     compensation expense)                                          1,247,624         867,460
     Non-cash compensation expense                                  3,972,630         991,254
     General and administrative - related parties                     137,140         107,825
   Depreciation and amortization                                    2,256,947           8,624
                                                                 ------------    ------------

       Total costs and expenses                                    24,799,629       1,975,163
                                                                 ------------    ------------

       Loss from operations                                       (13,114,250)     (1,975,163)
Interest and other income                                           2,314,485         237,268
Interest expense                                                   (4,780,109)         (7,094)
                                                                 ------------    ------------

       Net loss                                                  $(15,579,874)   $ (1,744,989)
                                                                 ============    ============

       Net loss per common share, basic and diluted              $      (0.27)   $      (0.04)
                                                                 ============    ============

       Weighted average common shares outstanding,
          basic and diluted                                        56,698,911      48,500,008
                                                                 ============    ============


     The accompanying notes are an integral part of the consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                    PREFERRED STOCK                  COMMON STOCK            ADDITIONAL
                            -----------------------------   -----------------------------      PAID-IN       ACCUMULATED
                               SHARES          AMOUNT          SHARES          AMOUNT          CAPITAL         DEFICIT
                            -------------   -------------   -------------   -------------   -------------   -------------

Balance, January 1, 2000               --              --      48,500,008         485,000      50,824,876     (33,759,681)
Initial public offering                --              --      12,321,100         123,211     193,664,076              --
Exercise of stock options              --              --         533,498           5,335         613,864              --
Amortization of unearned
 compensation                          --              --              --              --              --              --
Unearned Compensation                  --              --              --              --         436,500              --
Net loss                               --              --              --              --              --     (15,579,874)
                            -------------   -------------   -------------   -------------   -------------   -------------
Balance March 31, 2000                 --   $          --      61,354,606   $     613,546   $ 245,539,316   $ (49,339,555)
                            =============   =============   =============   =============   =============   =============

                              UNEARNED
                            COMPENSATION          TOTAL
                            -------------    -------------

Balance, January 1, 2000       (6,110,365)      11,439,830
Initial public offering                --      193,787,287
Exercise of stock options              --          619,199
Amortization of unearned
 compensation                   3,972,630        3,972,630
Unearned Compensation            (436,500)              --
Net loss                               --      (15,579,874)
                            -------------    -------------
Balance March 31, 2000      $  (2,574,235)   $ 194,239,072
                            =============    =============



     The accompanying notes are an integral part of the consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                THREE MONTHS    THREE MONTHS
                                                                    ENDED          ENDED
                                                               MARCH 31, 2000  MARCH 31, 1999
                                                               --------------  --------------

Cash flows from operating activities:
Net loss                                                       $ (15,579,874)   $  (1,744,989)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Non-cash compensation expense                                   3,972,630          991,254
   Depreciation and amortization                                   2,256,947            8,624
   Amortization of debt issuance costs                               283,312               --
   Deferred interest expense                                       4,248,576               --
   Loss from disposition of interest rate cap premiums               266,178               --
  (Increase) decrease in asset accounts:
     Accounts receivable                                             786,421          (80,465)
     Inventory                                                     2,970,533          (14,314)
     Prepaid expenses and other assets                                66,650               --
   Increase (decrease) in liability accounts:
     Accounts payable and accrued expenses                         1,632,950         (414,159)
                                                               -------------    -------------

       Net cash provided by (used in) operating
          activities                                                 904,323       (1,254,049)
                                                               -------------    -------------

Cash flows from investing activities:
   Additions to property and equipment                           (10,648,505)      (1,452,445)
   Purchase of short-term investments                            (15,063,018)              --
   Change in restricted cash                                        (481,983)              --
                                                               -------------    -------------

       Net cash used in investing activities                     (26,193,506)      (1,452,445)
                                                               -------------    -------------

Cash flows from financing activities:
   Equity offering proceeds                                      208,589,367               --
   Equity offering costs                                         (13,598,942)              --
   Issuance of Senior Discount Notes                             187,096,000               --
   Debt issuance costs                                           (10,677,511)        (137,026)
   Stock options exercised                                           619,199               --
   Proceeds from issuance of long-term debt                        7,758,175               --
   Repayments of long-term debt                                  (76,239,373)              --
   Payments on capital leases                                         (5,253)         (10,761)
   Interest rate cap premiums                                        (27,400)              --
                                                               -------------    -------------

       Net cash provided by (used in) financing
          activities                                             303,514,262         (147,787)
                                                               -------------    -------------


       Net increase (decrease) in cash and cash
           equivalents                                           278,225,079       (2,854,281)
Cash and cash equivalents at beginning of period                   5,655,711       13,529,077
                                                               -------------    -------------

Cash and cash equivalents at end of period                     $ 283,880,790    $  10,674,796
                                                               =============    =============

Supplemental disclosure - cash paid for interest               $     881,692    $       7,094
                                                               =============    =============


     The accompanying notes are an integral part of the consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet as of March 31, 2000, and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, and the unaudited Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2000 and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.


2.   ORGANIZATION AND BUSINESS OPERATIONS

     Alamosa PCS Holdings Inc. ("Holdings") was formed in October 1999 in anticipation of an initial public offering which occurred in February 2000. Immediately prior to the offering, shares of Holdings, the registrant, were exchanged for Alamosa PCS LLC's ("Alamosa") membership interests, and Alamosa became wholly owned by Holdings. These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. There were no activities within Holdings prior to the reorganization. Holdings and its subsidiaries, including Alamosa, are collectively referred to as the "Company." Other subsidiaries formed include Texas Telecommunications LP ("Texas"), Alamosa Wisconsin Limited Partnership ("Wisconsin"), Alamosa Wisconsin GP, LLC, Alamosa Finance, LLC, Alamosa Limited, LLC, Alamosa Delaware GP, LLC, and Alamosa PCS, Inc.

     Alamosa and its successor Alamosa PCS, Inc., referred to in these financial statements as "Alamosa," was formed in July 1998 as a Texas limited liability company. In July 1998, Alamosa entered into affiliation agreements with Sprint PCS, the PCS Group of Sprint Corporation. These affiliation agreements provided Alamosa with the exclusive right to build, own and manage a wireless voice and data services network in markets with over 5.2 million residents located in Texas, New Mexico, Arizona and Colorado under the Sprint PCS brand. Alamosa amended its affiliation agreements with Sprint PCS in December 1999 to expand its services network so that it will include 8.4 million residents. Alamosa is required to build out the wireless network according to Sprint PCS specifications. The affiliation agreements are in effect for a term of 20 years with three 10-year renewal options unless terminated by either party under provisions outlined in the affiliation agreements. The affiliation agreements include indemnification clauses between Alamosa and Sprint PCS to indemnify each other against claims arising from violations of laws or the affiliation agreements, other than liabilities resulting from negligence or willful misconduct of the party seeking to be indemnified.

     Holdings and Alamosa were in the development stage from July 1998 through December 31, 1999. This stage was characterized by significant expenditures for the design and construction of the wireless network and no significant operating revenue.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

3.   NET LOSS PER COMMON SHARE

     Net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock. Weighted average shares outstanding is computed after giving effect to the reorganization of the Company described in Note 2. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." Weighted average shares outstanding at March 31, 2000 exclude incremental potential common shares from stock options because inclusion would have been antidilutive.


4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                        MARCH 31,      DECEMBER 31,
                                          2000            1999
                                      ------------    ------------

Land and buildings                    $  2,944,419    $  2,817,426
Network equipment                       86,297,103      76,867,836
Vehicles                                   500,629         477,353
Furniture and office equipment           2,876,868       2,266,966
                                      ------------    ------------

                                        92,619,019      82,429,581
Accumulated depreciation                (5,185,607)     (2,974,674)
                                      ------------    ------------

        Subtotal                        87,433,412      79,454,907
                                      ------------    ------------

Microwave relocation costs               3,578,155       3,578,155
Accumulated amortization                  (130,325)        (84,312)
                                      ------------    ------------

        Subtotal                         3,447,830       3,493,843
                                      ------------    ------------

Construction in progress
   Network equipment                       557,849         374,680
   Leasehold improvements                       --       1,390,294
                                      ------------    ------------

        Subtotal                           557,849       1,764,974
                                      ------------    ------------

        Total                         $ 91,439,091    $ 84,713,724
                                      ============    ============

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

5.   LONG-TERM DEBT

     Long-term debt consisted of the following:                       March 31,    December 31,
                                                                        2000           1999
                                                                    ------------   ------------
     Debt outstanding under credit facilities:
         Senior subordinated discount notes                         $190,514,047   $         --
         Nortel credit facility                                        4,589,376     71,876,379
         Bank Line of credit                                                  --        363,665
                                                                    ------------   ------------
     Total long-term debt                                            195,103,423     72,240,044
     Less current maturities                                                  --        363,665
                                                                    ------------   ------------
     Long-term obligations, excluding current maturities            $195,103,423   $ 71,876,379
                                                                    ============   ============

     Senior Discount Notes - On December 23, 1999, Holdings filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of Senior Discount Notes (the "Notes Offering"). The Notes Offering was completed on February 4, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximately $6.5 million. The Senior Discount Notes ("Notes") mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the Notes Offering were used to prepay $75 million of the Nortel credit facility, and the balance will be used to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes. Significant terms of the Notes include:

          o Ranking - The Notes are senior unsecured obligations of Holdings, equal in right of payment to all future senior debt of Holdings and senior in right of payment to all future subordinated debt of Holdings;

          o Guarantees - The Notes are unsecured obligations and rank equally with all existing and future senior debt and senior to all existing and future subordinate debt. The Notes are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Holdings. In addition, Holdings has no assets or operations other than its investments in Alamosa PCS Inc., and there are no non-guarantor subsidiaries. Therefore, financial statements of guarantor subsidiaries have been omitted;

          o Optional Redemption - During the first thirty six (36) months after the Notes Offering, we may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the notes at a redemption price of 112 7/8%;

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

          o Change of Control - Upon a change of control as defined by the Notes Offering, we will be required to make an offer to purchase the Notes at a price equal to 101% of the accreted value (original principal amount plus accrued interest) before February 15, 2005, or 101% of the principal amount at maturity thereafter; and

          o Restrictive Covenants - The indenture governing the Notes contain covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the Notes Offering, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business.

     Nortel Credit Facility - On February 8, 2000 Alamosa entered into an Amended and Restated credit agreement (the "Agreement") with Nortel Networks, Inc. The proceeds of that credit facility are used to purchase equipment, to fund the construction of the Company's portion of the Sprint PCS network, and to pay associated financing costs. The financing terms permit Alamosa to borrow $250 million under three commitment tranches through February 18, 2002, and requires minimum equipment purchases.

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

     Alamosa may borrow money under the Nortel credit facility as either a base rate loan with an interest rate of prime plus 2.75%, or a Eurodollar loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.75%. The LIBOR interest rate was 6.29% at March 31, 2000. In addition, an annual unused facility fee of 0.75% will be charged beginning six months after the closing date on the portion of the available credit that has not been borrowed. Interest accrued through the two-year anniversary from the closing date is added to the principal amount of the loan. Thereafter, interest is payable monthly in the case of base rate loans and at the end of the applicable interest period, not to exceed three months, in the case of Eurodollar loans. Interest expense for the period ended March 31, 2000 totaled $830,529. Principal is payable in 20 quarterly installments beginning February 18, 2002. Alamosa may voluntarily prepay any of the loans at any time, but any amount repaid may not be reborrowed since there are no revolving credit features. Alamosa must make mandatory prepayments under certain circumstances, including 50% of the excess cash flow, as computed under the credit agreement, after March 31, 2002 and any amount in excess of $250,000 received for asset sales outside the ordinary course of business or insurance proceeds, to the extent not reinvested in property or assets within a stated period of time. All prepayments are applied to the outstanding loan balances pro rata in the inverse order of maturity, except where there is a borrowing base shortage, in which case prepayments are first applied there, and then pro rata among all three commitment tranches.

     The original commitment terms provided for warrants representing 2% of the outstanding common stock of Holdings. These warrants were eliminated, by prior agreement, when Alamosa used $75 million of the equity contribution from Holdings to prepay the Nortel debt in February 2000. Under the circumstances provided in the Agreement, those prepaid amounts may be re-borrowed

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

     In addition to the $75 million prepayment, in conjunction with the closing of the new facility, Alamosa also paid interest accrued of approximately $852,500 and origination fees and expenses of $3,995,000.

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

     Alamosa incurred approximately $8,256,000 of costs associated with obtaining the Nortel financing. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that have been capitalized and are being amortized to interest expense using the straight-line method over the term of the credit facility.


     6.  STOCK-BASED COMPENSATION

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

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretation, in accounting for its employee stock options. In accordance with APB No. 25, total non-cash compensation expense of $991,254 was recorded as of March 31, 1999. As of March 31, 2000, the Company has recorded compensation of $14,746,376. This amount is being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. For the quarter ended March 31, 2000, non-cash compensation of $3,972,630 has been recognized.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

The following summarizes activity under the Company's stock option plans:


                                         NUMBER OF OPTIONS
                                     -------------------------
                                     THREE MONTHS
                                        ENDED       YEAR ENDED
                                        MARCH        DECEMBER
                                       31, 2000      31, 1999
                                     -----------    ----------

Options outstanding at
    beginning of the period            5,282,000       873,000
Granted                                1,159,250     5,282,000
Exercised                               (533,498)           --
Canceled                                      --      (873,000)
                                      ----------    ----------

Options outstanding at
    the end of the
    period                             5,907,752     5,282,000
                                      ==========    ==========


7.  COMMITMENTS AND CONTINGENCIES

     On December 21, 1998, Alamosa entered into a three-year agreement with Nortel to purchase network equipment and infrastructure. Pursuant to that agreement, Nortel also agreed to provide installation and optimization services, such as network engineering and radio frequency engineering, for the equipment and to grant Alamosa a nonexclusive license to use the software associated with the Nortel equipment. Under the original agreement Alamosa committed to purchase $82.0 million worth of equipment and services from Nortel, and Nortel agreed to finance these purchases pursuant to the Nortel credit facility. Under the agreement, Alamosa received a discount on the network equipment and services because of the Company's affiliation with Sprint PCS, but paid a premium on any equipment and services financed by Nortel. If Alamosa's affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with Alamosa's consent, modify the agreement to establish new prices, terms and conditions. On February 8, 2000, the Company amended its equipment purchase contract with Nortel and increased its purchase commitment to $167 million. In addition, the requirement to pay a premium for purchases financed by Nortel was eliminated.

     Contract for towers - On February 22, 2000, the Company entered into a Master Design Build Agreement with a tower contractor to provide towers in the expansion areas including Wisconsin.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

8.   STOCKHOLDERS' EQUITY

     On October 29, 1999, Holdings filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of its common stock (the "Stock Offering"). The Stock Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option of 1,607,100 shares. Holdings received net proceeds of $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Stock Offering are to be used for the build out of the system, to fund operating working capital needs and for other general corporate purposes.


9.   INCOME TAXES

     Prior to February 1, 2000, the Company's predecessor operated as a limited liability company (LLC) under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, the Company became a C-Corp for federal income tax purposes and therefore subsequent losses became net operating loss ("NOL") carry forwards of the Company.

     No benefit for federal income tax has been recorded for the three months ended March 31, 2000 as the net deferred tax asset if fully reserved because of the uncertainties regarding the company's ability to utilize the asset in future years.

10.  SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

     Accounts payable at December 31, 1999 and March 31, 2000 include $9,096,776 and $7,430,587, respectively, of property and equipment additions. Payments of accounts payable as of December 31, 1999 has been included in Additions to Property and Equipment of $10,648,505 in the Consolidated Statements of Cash Flows.

     Capitalized Lease Obligations - Capital lease obligations of $146,379 were incurred during the three months ended March 31, 1999.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology.

     These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those referred to in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's 1999 Annual Report on Form 10-K.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company does not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

OVERVIEW

     As a development stage enterprise, we had very limited operations, very limited revenues, significant losses, substantial future capital requirements and an expectation of continued losses. As of January 1, 2000, we are no longer considered to be in a development stage. As a result of significant operational results reflected in the March 31, 2000 financial statements presented in this quarterly report on Form 10-Q, a comparison of these results to the same period for 1999 may not be meaningful.

     Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing from Nortel, to raise funds in the public market, to engineer our wireless system, to develop our business infrastructure and distribution channels and to begin the build-out of our portion of the Sprint PCS network. As of March 31, 2000, our accumulated deficit was $49.3 million. Through March 31, 2000, we incurred $96.8 million of capital expenditures and construction in progress related to the build-out of our portion of the Sprint PCS network. While we anticipate operating losses to continue, we expect revenue to increase substantially as the base of Sprint PCS subscribers located in our territory increases.

     On July 17, 1998, we entered into our affiliation agreements with Sprint PCS. We subsequently amended our affiliation agreements with Sprint PCS to expand our territory so that it will include approximately 8.4 million residents.

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

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


Sprint PCS network is designed to offer a seamless connection with Sprint PCS's 100% digital wireless network. We market wireless products and services through a number of distribution outlets located in our territory, including our own Sprint PCS stores, major national distributors and third party local representatives.

     We launched Sprint PCS service in our first market, Laredo, Texas, in June 1999, and have since commenced service in twelve additional markets:
Albuquerque, Santa Fe and Las Cruces, New Mexico, and El Paso, Lubbock, Amarillo, Midland, Odessa, Abilene, San Angelo, Eagle Pass and Del Rio, Texas. Our systems cover approximately 2.8 million residents out of approximately 4.0 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territory. As of March 31, 2000, 50,512 Sprint PCS subscribers were based in our territory.

     We recognize 100% of revenues from Sprint PCS subscribers based in our territory, proceeds from the sales of handsets and accessories and fees from Sprint PCS and other wireless service providers when their customers roam onto our portion of the Sprint PCS network. Sprint PCS retains 8% of all collected revenue from Sprint PCS subscribers based in our territory and fees from wireless service providers other than Sprint PCS when their subscribers roam onto our portion of the Sprint PCS network. We report the amount retained by Sprint PCS as an operating expense.

     As part of our affiliation agreements with Sprint PCS, we have the option of contracting with Sprint PCS to provide back office services such as customer activation, handset logistics, billing, customer service and network monitoring services. We have elected to outsource the performance of these services to Sprint PCS to take advantage of Sprint PCS's economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily calculated on a per subscriber and per transaction basis and is recorded as an operating expense.

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

     o    competitive pricing pressures; and

     o    aggressive marketing and promotions.


RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31,
1999

     Net Loss. Our net loss for the quarter ended March 31, 2000 was $15,579,874 compared to our net loss of $1,744,989 for the quarter ended March 31, 1999.

     Service Revenues. Service revenues during the quarter ended March 31, 2000 in the amount of $10,102,021 was comprised of subscriber revenue of $7,098,404 and roaming revenue of $3,003,617. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territory for monthly Sprint PCS service in our territory under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued on a month-to-month

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


basis. We receive Sprint PCS roaming revenue at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network.

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

Our average monthly revenue per user including roaming revenue, was approximately $82; without roaming was approximately $58 for the quarter ended March 31, 2000. There were no service revenues recognized for the quarter ended March 31, 1999.

     Product Sales. 100% of the revenue from the sale of handsets and accessories net of an allowance for returns, are recorded as product sales. The amount recorded during the quarter ended March 31, 2000 totaled $1,583,358. There were no product sales for the quarter ended March 31, 1999. Sprint PCS's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

     Cost of Service and Operations. Expenses totaling $7,401,857 during the quarter ended March 31, 2000 related to providing wireless services to customers and are included in cost of services. Among these costs are the cost of operations, fees related to data transfer via T-1 and other transport lines, inter-connection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when Sprint PCS subscribers based in our territory use the Sprint PCS network outside of our territory. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territory use their network. There were no costs of Service and Operations during the period ended March 31, 1999.

     Cost of Products Sold. The cost of products sold totaling $1,611,718 during the quarter ended March 31, 2000 includes the total cost of accessories and the cost of handsets up to the retail sales price. The cost of handsets exceeds the retail sales price because we subsidize the price of handsets for competitive reasons. We recognize any excess of the cost of handsets over the retail sales price as selling and marketing expense. There was no cost of products sold during the period ended March 31, 1999.

     Selling and Marketing. Selling and marketing expenses totaled $8,171,713 during the quarter ended March 31, 2000. Sales and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels. For the quarter ended March 31, 2000, the handset subsidy totaled $2,860,226. There were no Selling and Marketing costs during the period ended March 31, 1999.

     General and Administrative Expenses. General and administrative expenses include corporate costs and expenses other than those related to Cost of Operations and Selling and Marketing and totaled $1,384,764 for the quarter ended March 31, 2000. During the quarter ended March 31, 1999, we incurred significant general and administrative expenses related to the development of our system. Virtually all of these expenses related to the start-up of the business and were expensed according to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


     Non-cash Compensation Expense. Non-cash compensation expense totaled $3,972,630 for the quarter ended March 31, 2000. This expense was determined using the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and was based on the estimated intrinsic value of the options at the measurement date. The estimated intrinsic value represents the excess of the estimated fair value over the exercise price of the option. Total non-cash compensation expense recognized for the quarter ended March 31, 1999 was $991,254.

     Related Party Expenses. Related party expenses totaled $338,946 for the quarter ended March 31, 2000 and $107,825 for the quarter ended March 31, 1999 and was primarily comprised of information technology and other professional consulting expenses incurred in connection with a contract between us and a telecommunications engineering and consulting firm. Several key officers and owners of this consulting firm have an equity ownership interest in us.

     Depreciation and Amortization. Depreciation and amortization during the quarter ended March 31, 2000 totaled $2,256,947 and $8,624 for the quarter ended March 31, 1999. Depreciation is calculated using the straight line method over the useful life of the asset. We begin to depreciate the assets for each market only after we launch that market.

     Interest and Other Income. Interest and other income totaling $2,314,485 during the quarter ended March 31, 2000 and $237,268 for the quarter ended March 31, 1999 generally have been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

     Interest Expense. Interest expense totaled $4,780,109 during the quarter ended March 31, 2000 and is primarily due to the accretion of interest related to the Senior Discount Notes. Interest expense of $7,094 for the quarter ended March 31, 1999 was the result of debt outstanding on a bank line of credit.

INCOME TAXES

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The deferred tax asset generated, primarily from temporary differences related to the treatment of start-up costs, unearned compensation and from net operating loss carry forwards, was offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through capital contributions from our owners, through debt financing provided by Nortel and through proceeds generated by our initial public offering. On February 8, 2000, we entered into an Amended and Restated Credit Agreement (the "Agreement") to increase the facility to $250.0 million. As of March 31, 2000, $79.6 million of the $250 million credit facility had been drawn. The terms of the facility do not require cash interest payments until the earlier of:

     o February 2001, only if we have not borrowed at least $100.0 million under the Nortel financing by that time;

     o    February 2002; and

     o    the date the Tranche C Commitment is fully funded.

Principal payments are scheduled to begin on the earlier of:

     o June 30, 2001, only if we have not borrowed at least $100.0 million under the Nortel financing by February 2001; and

     o    September 30, 2002.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


     Our financing with Nortel will be used to purchase equipment, pay interest and cover approved working capital costs. With the credit facility of $250 million, we are required to purchase a total of $167.0 million of equipment and services from Nortel, and as of March 31, 2000, we had remaining commitments of $112.2 million.

     Net cash provided by operating activities was $904,323 for the quarter ended March 31, 2000 and was primarily attributable to a significant increase in operating revenues. Net cash used in operating activities was $1,254,049 for the quarter ended March 31, 1999 and was primarily attributable to an operating loss and working capital needs.

     Net cash used in investing activities was $26,193,506 for the quarter ended March 31, 2000, and $1,452,445 for the quarter ended March 31, 1999. The cash used for the quarter ended March 31, 2000 was related primarily to the purchase of office equipment, telephone equipment and network infrastructure needed to construct our portion of the Sprint PCS network and the purchase of short-term investments of $15,063,018. The cash used for the quarter ended March 31, 1999 was primarily related to constructing our portion of the Sprint PCS network and office equipment.

     Net cash provided by financing activities for the quarter ended March 31, 2000, was $303,514,262 consisting primarily of net proceeds of approximately $195.0 million from our initial public offering and net proceeds of approximately $181.0 million related to the issuance of Senior Discount Notes, both of which occurred in February, 2000. Net cash used in financing activities was $147,787 for the quarter ended March 31, 1999 and was primarily related to costs associated with arranging our Nortel credit facility.

     As of March 31, 2000, the primary sources of liquidity for Alamosa were approximately $299.0 million in cash and short-term investments, and $170.4 million of unused capacity under the $250.0 million Nortel credit facility.

     We believe that we have sufficient funds available through cash and investments and available borrowings to complete the current build-out plan and fund working capital losses through the year 2001. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from our estimates, and additional funds could be required.

IMPACT OF YEAR 2000 ISSUE ON THE OPERATIONS AND FINANCIAL CONDITION OF ALAMOSA

     The year 2000 issue arises as the result of computer programs having been written, and systems having been designed, using two digits rather than four to define the applicable year. Consequently, that software has the potential to recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities. We did not experience any significant disruptions in the quarter ended March 31, 2000.

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

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


INFLATION

     Management believes that inflation has not had, and is not likely to have, a material adverse effect on our results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We do not believe that any recently issued accounting pronouncements will have any material impact on our financial position, results of operations or cash flows.

DESCRIPTION OF OUR INDEBTEDNESS

     We entered into the original credit facility effective June 10, 1999 with Nortel for $123.0 million. On February 8, 2000, we entered into an Amended and Restated Credit Agreement with Nortel to increase the credit facility to $250.0 million. As of March 31, 2000, we had borrowed $79.6 million under the facility and repaid $75 million which reduced the facility to $175 million. We agreed that this $75 million would not be reborrowed from Nortel. Pursuant to our equipment agreement with Nortel, we are required to purchase a total of $167.0 million of equipment and services from Nortel, $112.2 million of which we were still required to purchase as of March 31, 2000. For more information regarding the credit facility, the consent and agreement between Sprint PCS and Nortel regarding the rights and remedies of Sprint PCS and Nortel, and our senior discount notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's 1999 Annual Report on Form 10-K.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the quarter ended March 31, 2000, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 1999 Annual Report on Form 10-K.


                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     We commenced our initial public offering on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-89995, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. The managing underwriters of the public offering were Salomon Smith Barney Inc., Lehman Brothers Inc., Credit Suisse First Boston Corporation and Deutsche Bank Securities Inc. In the offering, we registered and sold an aggregate of 12,321,100 shares of our common stock, including 1,607,100 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was approximately $208.6 million. Our net proceeds, after accounting for approximately $13.6 million in underwriting discounts, commissions and other related expenses, were approximately $195 million.

     We commenced our sale of the senior discount notes on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-93499, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. The managing underwriters of the sale of the senior discount notes were Salomon Smith Barney Inc., Credit Suisse First Boston Corporation and Lehman Brothers Inc. In the offering, we registered and sold $350 million aggregate principal amount at maturity of the senior discount notes at an aggregate price to

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


the public of $187.1 million. Our net proceeds from the sale of the senior discount notes, after accounting for approximately $6.5 million in underwriting discounts and commissions and other offering expenses, were approximately $181 million.

          As of April 20, 2000, approximately $90 million of the net proceeds from the sales of the registered securities had been used, including $75 million of indebtedness outstanding under the Nortel credit facility, $4 million of origination fees in connection with the Nortel credit facility and $7 million for capital expenditures and working capital purposes. The balance of the net proceeds were invested in short-term interest-bearing investment grade securities.

          We are using the net proceeds from our initial public offering and Senior Discount Notes to fund the following cash expenditures through 2002:

     o capital expenditures of approximately $250 million, representing the build-out of markets in Wisconsin, Arizona and Colorado, as well as the further expansion of coverage in existing markets in Texas and New Mexico;

     o net operating losses and working capital requirements of approximately $22 million;

     o interest expense, principal payments and loan origination fees of approximately $33 million;

     o prepayment to Nortel of $75 million and loan fees and expenses of $4 million;

     o    accelerate coverage within our existing territory;

     o    build-out additional areas within our existing territory;

     o    expand our existing territory;

     o pursue additional telecommunications business opportunities or acquire other telecommunications businesses or assets; and

     o    general corporate purposes.

          However, if we do not use the remaining proceeds from the initial public offering and the sale of the senior discount notes for the above purposes, we may decide to:

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

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS


     None of the net offering proceeds was, directly or indirectly, paid by us to our directors or officers or their associates, persons owning 10% or more of any class of our securities, or our affiliates. Portions of the proceeds of the offering will be paid to CHR Solutions in connection with the build out of our network.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K:

         None

         (b)      Exhibits:

         Exhibit No.           Description
         -----------           -----------
            27.1               Financial Data Schedule

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALAMOSA PCS HOLDINGS, INC.
                                            Registrant

                                            /s/ DAVID E. SHARBUTT
                                            -----------------------------------
                                            David E. Sharbutt
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer
                                            (Principal Executive Officer)


                                            /s/ KENDALL W. COWAN
                                            -----------------------------------
                                            Kendall W. Cowan
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

April 28, 2000

                                  EXHIBIT INDEX


         Exhibit No.        Description
         -----------        -----------

         27.1               Financial Data Schedule