Form 10-Q
period 2000-06-30
ALAMOSA PCS HOLDINGS INC; ALAMOSA PCS INC; ALAMOSA DELAWARE GP LLC; ALAMOSA WISCONSIN GP LLC; ALAMOSA WISCONSIN LIMITED PARTNERSHIP; TEXAS TELECOMMUNICATIONS LP
filed 2000-08-15
CIK 1097722, 1101375, 1101376, 1101378, 1101380, 1101381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000.

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 005-58523

                           ALAMOSA PCS HOLDINGS, INC.
                                ALAMOSA PCS, INC.
                            ALAMOSA DELAWARE GP, LLC
                            ALAMOSA WISCONSIN GP, LLC
                      ALAMOSA WISCONSIN LIMITED PARTNERSHIP
                          TEXAS TELECOMMUNICATIONS, LP
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  75-2843707
               DELAWARE                                  74-2938804
               DELAWARE                                  74-2938804
               WISCONSIN                                 74-2938804
               WISCONSIN                                 74-2938839
                 TEXAS                                   75-2851320
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


                           5225 S. Loop 289, Suite 120
                              Lubbock, Texas 79424
          (Address of principal executive offices, including zip code)

                                 (806) 722-1100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

61,354,606 shares of Common Stock, $0.01 par value per share, were outstanding as of August 1, 2000.

                           ALAMOSA PCS HOLDINGS, INC.

                                TABLE OF CONTENTS
                           QUARTER ENDED JUNE 30, 2000


PART I        FINANCIAL INFORMATION                                                                                     3

Item 1.       Financial Statements:

              Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999                            3

              Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2000 and 1999 and the six months ended June
              30, 2000 and 1999                                                                                         4

              Consolidated Statement of Stockholders' Equity (unaudited) for the six months ended June 30, 2000         5

              Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2000 and 1999         6

              Notes to the Consolidated Financial Statements                                                            7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                    14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                               20

PART II       OTHER INFORMATION                                                                                        20

Item 1.       Legal Proceedings                                                                                        20

Item 2.       Changes in Securities and Use of Proceeds                                                                21

Item 3.       Defaults Upon Senior Securities                                                                          21

Item 4.       Submission of Matters to a Vote of Security Holders                                                      21

Item 5.       Other Information                                                                                        21

Item 6.       Exhibits and Reports on Form 8-K                                                                         21

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,
                                                                                  2000               December 31,
                                                                               (unaudited)              1999
                                                                              -------------         -------------
ASSETS

Current assets:
    Cash and cash equivalents                                                 $ 241,038,281         $   5,655,711
    Short-term investments                                                       21,840,763                    --
    Accounts receivable, net of allowance for doubtful accounts                   6,605,823             1,675,636
    Inventory                                                                     2,151,772             5,777,375
    Prepaid expenses and other assets                                               551,071               882,516
                                                                              -------------         -------------

        Total current assets                                                    272,187,710            13,991,238

Property and equipment, net                                                     142,219,575            84,713,724
Debt issuance costs, net                                                         13,853,077             3,743,308
Restricted cash                                                                          --               518,017
Other noncurrent assets                                                             431,023             1,525,912
                                                                              -------------         -------------

        Total assets                                                          $ 428,691,385         $ 104,492,199
                                                                              =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                     $  42,140,014         $  15,203,103
    Accounts payable to related parties                                           1,834,723             1,182,225
    Current installments of capital leases                                           22,932                21,818
    Bank line of credit                                                                  --               363,665
    Microwave relocation obligations                                                527,715             3,578,155
                                                                              -------------         -------------

        Total current liabilities                                                44,525,384            20,348,966

Long-term debt                                                                  201,098,342            71,876,379
Capital lease obligations, noncurrent                                               815,272               827,024
                                                                              -------------         -------------

        Total liabilities                                                       246,438,998            93,052,369
                                                                              -------------         -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
      no shares issued                                                                   --                    --
    Common stock, $.01 par value; 290,000,000 shares authorized,
      61,354,606 and 48,500,008 issued and outstanding at
      June 30, 2000 and December 31, 1999, respectively                             613,546               485,000
    Additional paid-in capital                                                  245,949,316            50,824,876
    Accumulated deficit                                                         (62,247,356)          (33,759,681)
    Unearned compensation                                                        (2,063,119)           (6,110,365)
                                                                              -------------         -------------

        Total stockholders' equity                                              182,252,387            11,439,830
                                                                              -------------         -------------

        Total liabilities and stockholders' equity                            $ 428,691,385         $ 104,492,199
                                                                              =============         =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                              For the three months ended           For the six months ended
                                                                        June 30                            June 30
                                                            ------------------------------      ------------------------------
                                                                2000              1999              2000              1999
                                                            ------------      ------------      ------------      ------------
Revenue:
    Service revenue                                         $ 15,044,154      $      1,504      $ 25,146,175      $      1,504
    Product sales                                              2,189,066            33,588         3,772,424            33,588
                                                            ------------      ------------      ------------      ------------

        Total revenue                                         17,233,220            35,092        28,918,599            35,092
                                                            ------------      ------------      ------------      ------------

Costs and expenses:
    Cost of service and operations                            10,856,488           668,319        18,125,782           668,319
      Cost of service and operations - related
        parties                                                  192,217                --           324,780                --
    Cost of products sold                                      2,063,279            32,458         3,674,997            32,458
    Selling and marketing                                      9,237,252           866,066        17,339,722           866,066
      Selling and marketing - related parties                    143,131            89,812           212,374            89,812
    General and administrative expenses
      (excluding non-cash compensation expense)
                                                               1,830,523           423,003         3,078,147         1,290,463
      Equity participation compensation expense
                                                                 921,116         1,802,578         4,893,746         2,793,832
      General and administrative - related
        parties                                                  241,913            27,515           379,053           135,340
    Depreciation and amortization                              2,490,990           118,432         4,747,937           127,056
                                                            ------------      ------------      ------------      ------------

        Total costs and expenses                              27,976,909         4,028,183        52,776,538         6,003,346
                                                            ------------      ------------      ------------      ------------

        Loss from operations                                 (10,743,689)       (3,993,091)      (23,857,939)       (5,968,254)
                                                            ------------      ------------      ------------      ------------

Interest and other income                                      4,407,978           103,803         6,722,463           341,071
Interest expense                                              (6,572,090)         (128,285)      (11,352,199)         (135,379)
                                                            ------------      ------------      ------------      ------------

        Net loss                                            $(12,907,801)     $ (4,017,573)     $(28,487,675)     $ (5,762,562)
                                                            ============      ============      ============      ============

        Net loss per common share, basic and
           diluted                                          $      (0.21)     $      (0.08)     $      (0.48)     $      (0.12)
                                                            ============      ============      ============      ============

        Weighted average common shares
           outstanding, basic and diluted                     61,354,606        48,500,008        59,026,759        48,500,008
                                                            ============      ============      ============      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)



                                           PREFERRED STOCK                            COMMON STOCK
                                 ----------------------------------        ----------------------------------
                                    SHARES                AMOUNT              SHARES                AMOUNT
                                 -------------        -------------        -------------        -------------
Balance, January 1,
   2000                                     --        $          --           48,500,008        $     485,000

Initial public                              --                   --           12,321,100              123,211
   offering
Exercise of
   stock options                            --                   --              533,498                5,335
Amortization of
   unearned
   compensation                             --                   --                   --                   --
Unearned
   compensation                             --                   --                   --                   --
Net loss                                                         --                   --                   --
                                 -------------        -------------        -------------        -------------

Balance, June 30,
   2000                                     --        $          --           61,354,606        $     613,546
                                 =============        =============        =============        =============



                                   ADDITIONAL
                                    PAID-IN            ACCUMULATED           UNEARNED
                                    CAPITAL              DEFICIT           COMPENSATION             TOTAL
                                 -------------        -------------        -------------        -------------
Balance, January 1,
   2000                          $  50,824,876         $ (33,759,681)        $  (6,110,365)     $  11,439,830

Initial public                     193,664,076                    --                    --        193,787,287
   offering
Exercise of
   stock options                       613,864                    --                    --            619,199
Amortization of
   unearned
   compensation                             --                    --             4,893,746          4,893,746
Unearned
   compensation                        846,500                    --              (846,500)                --
Net loss                                    --           (28,487,675)                   --        (28,487,675)
                                 -------------         -------------         -------------      -------------

Balance, June 30,
   2000                          $ 245,949,316         $ (62,247,356)        $  (2,063,119)     $ 182,252,387
                                 =============         =============         =============      =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                            Six months ended       Six months ended
                                                                              June 30, 2000         June 30, 1999
                                                                            ----------------       ----------------
Cash flows from operating activities:
    Net loss                                                                  $ (28,487,675)        $  (5,762,562)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash compensation expense                                               4,893,746             2,793,832
      Depreciation and amortization                                               4,747,937               127,056
      Amortization of debt issuance costs                                           652,845                    --
      Deferred interest expense                                                  10,346,126                10,859
      Loss from disposition of interest rate cap premiums                           266,178                    --
      Loss from asset disposition                                                    54,130                    --
      (Increase) decrease in asset accounts:
        Accounts receivable                                                         356,284                (1,230)
        Inventory                                                                 3,625,603            (1,245,915)
        Prepaid expenses and other assets                                          (115,582)             (163,436)
    Increase (decrease) in liability accounts:
        Accounts payable and accrued expenses                                       890,742             1,135,275
                                                                              -------------         -------------

        Net cash used in operating activities                                    (2,769,666)           (3,106,121)
                                                                              -------------         -------------

Cash flows from investing activities:
    Additions to property and equipment                                         (44,048,794)           (5,314,605)
    Issuance of notes receivable from officer                                       100,000              (100,000)
    Purchase of short-term investments                                          (21,840,763)                   --
    Change in restricted cash                                                       518,017              (500,000)
                                                                              -------------         -------------

        Net cash used in investing activities                                   (65,271,540)           (5,914,605)
                                                                              -------------         -------------

Cash flows from financing activities:
    Equity offering proceeds                                                    208,589,367                    --
    Equity offering costs                                                       (13,598,942)                   --
    Issuance of Senior Discount Notes                                           187,096,000                    --
    Debt issuance costs                                                         (10,762,613)             (234,371)
    Stock options exercised                                                         619,199                    --
    Capital contributions                                                                --             3,818,751
    Proceeds from issuance of long-term debt                                      7,758,175                    --
    Repayments of long-term debt                                                (76,239,373)                   --
    Payments on capital leases                                                      (10,637)              (15,636)
    Interest rate cap premiums                                                      (27,400)                   --
                                                                              -------------         -------------

        Net cash used in financing activities                                   303,423,776             3,568,744
                                                                              -------------         -------------

        Net increase (decrease) in cash and cash equivalents                    235,382,570            (5,451,982)
Cash and cash equivalents at beginning of period                                  5,655,711            13,529,077
                                                                              -------------         -------------

Cash and cash equivalents at end of period                                    $ 241,038,281         $   8,077,095
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

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

       The unaudited consolidated balance sheet as of June 30, 2000, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2000 and 1999, the unaudited consolidated statement of stockholders' equity for the six months ended June 30, 2000, and the unaudited consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

       Certain reclassifications of prior period amounts have been made to conform to current period presentation.


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

3.     NET LOSS PER COMMON SHARE

       Net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock. Weighted average shares outstanding is computed after giving effect to the reorganization of the Company described in Note 2. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." Weighted average shares outstanding at June 30, 2000 exclude incremental potential common shares from stock options because inclusion would have been antidilutive.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:


                                                                                June 30,            December 31,
                                                                                  2000                  1999
                                                                              -------------         -------------
Land and buildings                                                            $   3,028,239         $   2,817,426
Network equipment                                                               107,512,125            76,867,836
Vehicles                                                                            788,781               477,353
Furniture and office equipment                                                    4,350,670             2,266,966
                                                                              -------------         -------------

                                                                                115,679,815            82,429,581
Accumulated depreciation                                                         (7,618,048)           (2,974,674)
                                                                              -------------         -------------

        Subtotal                                                                108,061,767            79,454,907
                                                                              -------------         -------------

Microwave relocation costs                                                        3,742,014             3,578,155
Accumulated amortization                                                           (175,051)              (84,312)
                                                                              -------------         -------------

        Subtotal                                                                  3,566,963             3,493,843
                                                                              -------------         -------------

Construction in progress:
    Network equipment                                                            28,346,310               374,680
    Leasehold improvements                                                        2,244,535             1,390,294
                                                                              -------------         -------------

        Subtotal                                                                 30,590,845             1,764,974
                                                                              -------------         -------------

        Total                                                                 $ 142,219,575         $  84,713,724
                                                                              =============         =============


5.     LONG-TERM DEBT

       Long-term debt consisted of the following:


                                                                                June 30,            December 31,
                                                                                  2000                  1999
                                                                              -------------         -------------
Debt outstanding under credit facilities:
    Senior Discount Notes                                                     $ 196,574,501         $          --
    Nortel/EDC Credit Facility                                                    4,523,841            71,876,379
    Bank line of credit                                                                  --               363,665
                                                                              -------------         -------------

Total debt                                                                      201,098,342            72,240,044
Less current maturities                                                                  --               363,665
                                                                              -------------         -------------

Long-term debt, excluding current maturities                                  $ 201,098,342         $  71,876,379
                                                                              =============         =============



       Senior Discount Notes - On December 23, 1999, Holdings filed a registration statement with the SEC for the issuance of $350 million face amount of Senior Discount Notes (the "Notes Offering"). The Notes Offering

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       was completed on February 4, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximately $6.5 million. The Senior Discount Notes (the "Notes") mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the Notes Offering were used to prepay $75 million of the Nortel/EDC Credit Facility, and the balance will be used to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes. Significant terms of the Notes include:

           Ranking - The Notes are senior unsecured obligations of Holdings, equal in right of payment to all future senior debt of Holdings and senior in right of payment to all future subordinated debt of Holdings;

           Guarantees - The Notes are unsecured obligations and rank equally with all existing and future senior debt and senior to all existing and future subordinate debt. The Notes are fully and unconditionally, jointly and severally guaranteed on a subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Holdings. In addition, Holdings has no assets or operations other than its investments in Alamosa PCS Inc., and there are no significant non-guarantor subsidiaries. Therefore, financial statements of guarantor subsidiaries have been omitted.

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

       Nortel/EDC Credit Facility - On February 8, 2000 Alamosa entered into an Amended and Restated Credit Agreement with Nortel Networks Inc., and on June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation (the "Nortel/EDC Credit Facility"). The proceeds of the Nortel/EDC Credit Facility are used to purchase equipment, to fund the construction of the Company's portion of the Sprint PCS network, and to pay associated financing costs. The financing terms permitted Alamosa to borrow $250 million (which was subsequently reduced to $175 million as a result of the prepayment of $75 million outstanding) under three commitment tranches through February 18, 2002, and requires minimum equipment purchases.

       The Nortel/EDC Credit Facility is collateralized by all of Alamosa's current and future assets and capital stock. Alamosa is required to maintain certain financial ratios and other financial conditions including minimum levels of revenue and wireless subscribers. In addition, Alamosa is required to maintain a $1 million cash balance as collateral against the facility. At December 31, 1999, Alamosa was not in compliance with this agreement; however, a waiver of this requirement was obtained from Nortel.

       Alamosa may borrow money under the Nortel/EDC Credit Facility as either a base rate loan with an interest rate of prime plus 2.75%, or a Eurodollar loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.75%. The LIBOR interest rate was 6.778% at June 30, 2000. In addition, an annual unused facility fee of 0.75% will be charged beginning August 8, 2000 on the portion of

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       the available credit that has not been borrowed. Interest accrued through the two-year anniversary from the closing date can be added to the principal amount of the loan. Thereafter, interest is payable monthly in the case of base rate loans and at the end of the applicable interest period, not to exceed three months, in the case of Eurodollar loans. Interest expense for the period ended June 30, 2000 totaled $948,345. Principal is payable in 20 quarterly installments beginning September 30, 2002 (except that installments of principal must be paid beginning March 31, 2001 if we have not borrowed an additional approximately $45.5 million by February 8, 2001. Alamosa may voluntarily prepay any of the loans at any time, but any amount repaid may not be reborrowed since there are no revolving credit features. Alamosa must make mandatory prepayments under certain circumstances, including 50% of the excess cash flow, as computed under the Nortel/EDC Credit Facility, after March 31, 2003 and any amount in excess of $250,000 received for asset sales outside the ordinary course of business or insurance proceeds, to the extent not reinvested in property or assets within a stated period of time. Mandatory prepayments of excess cash flow will be required sooner if Alamosa has not borrowed an additional approximately $45.5 million by February 8, 2001, or if Alamosa fully borrows all amounts that it is entitled to borrow under the Tranche A commitment before March 31, 2002. All prepayments are applied to the outstanding loan balances pro rata in the inverse order of maturity, except where there is a borrowing base shortage, in which case prepayments are first applied there, and then pro rata among all three commitment tranches.

       The original commitment terms provided for warrants representing 2% of the outstanding common stock of Holdings. These warrants were eliminated, by prior agreement, when Alamosa used $75 million of the equity contribution from Holdings to prepay, in February 2000, amounts previously borrowed under the Nortel/EDC Credit Facility.

       In addition to the $75 million prepayment, in conjunction with the closing of the new facility, Alamosa also paid accrued interest of approximately $852,500 and origination fees and expenses of $3,995,000.

       As a condition of the financing, Sprint PCS has entered into a consent and agreement with Nortel that modifies Sprint PCS's rights and remedies under its affiliation agreements with Alamosa. Among other things, Sprint PCS consented to the pledge of substantially all of Alamosa's assets to Nortel, including the affiliation agreements. In addition, Sprint PCS may not terminate the affiliation agreements with Alamosa and must maintain 10 MHz of PCS spectrum in Alamosa's markets until the Nortel/EDC Credit Facility is satisfied or Alamosa's assets are sold pursuant to the terms of the consent and agreement with Nortel.

       Alamosa incurred approximately $8,256,000 of costs associated with obtaining the Nortel/EDC Credit Facility. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that have been capitalized and are being amortized to interest expense using the straight-line method over the term of the Nortel/EDC Credit Facility.

       On June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Nortel/EDC Credit Facility to Export Development Corporation ("EDC"). This assignment provides for the advancement of term loan facilities in the aggregate principal amount of $175,000,000. The proceeds of the Nortel/EDC Credit Facility will be used to finance a portion of the Company's costs to construct and operate its PCS systems.

       Terms and conditions of the Nortel/EDC Credit Facility after the assignment on June 23, 2000 are essentially the same as before the assignment. However, the Company is no longer required to maintain a $1 million cash balance as collateral against the Nortel/EDC Credit Facility.


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

       The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee and non-employee director stock options and applies SFAS No. 123, "Accounting for Stock Based Compensation" and related interpretations in accounting for other non-employee options. Total non-cash compensation expense of $2,793,832 was recorded as of June 30, 1999. As of June 30, 2000, the Company has recorded compensation of $15,156,376. This amount is being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. As of June 30, 2000, non-cash compensation of $4,893,746 and $921,116 has been recognized for the year and quarter, respectively.

       The following summarizes activity under the Company's stock option plans:


                                                                 Number of options
                                                          ------------------------------
                                                          Six months
                                                             ended          Year ended
                                                            June 30,        December 31,
                                                             2000              1999
                                                          ----------        ------------
Options outstanding at beginning of period                 5,282,000            873,000
Granted                                                      209,900          5,282,000
Exercised                                                         --                 --
Cancelled                                                    (25,000)          (873,000)
                                                          ----------         ----------

Options outstanding at the end of the period               5,466,900          5,282,000
                                                          ==========         ==========


7.     COMMITMENTS AND CONTINGENCIES

       On December 21, 1998, Alamosa entered into a three-year agreement with Nortel to purchase network equipment and infrastructure. Pursuant to that agreement, Nortel also agreed to provide installation and optimization services, such as network engineering and radio frequency engineering, for the equipment and to grant Alamosa a nonexclusive license to use the software associated with the Nortel equipment. Under the original agreement, Alamosa committed to purchase $82.0 million worth of equipment and services from Nortel, and Nortel agreed to finance these purchases pursuant to the Nortel/EDC Credit Facility. Under the agreement, Alamosa received a discount on the network equipment and services because of the Company's affiliation with Sprint PCS, but paid a premium on any equipment and services financed by Nortel. If Alamosa's affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with Alamosa's consent, modify the agreement to establish new prices, terms and conditions. On February 8, 2000, the Company amended its equipment purchase contract with Nortel and increased its purchase commitment to $167 million. In addition, the requirement to pay a premium for purchases financed by Nortel was eliminated.

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

       No benefit for federal income tax has been recorded for the six months ended June 30, 2000 as the net deferred tax asset if fully reserved because of the uncertainties regarding the Company's ability to utilize the asset in future years.

10.    SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

       Accounts payable at December 31, 1999 and June 30, 2000 include $9,096,776 and $27,355,920, respectively, of property and equipment additions. Additions to Property and Equipment of $44,048,794 in the consolidated statements of cash flows for the six months ended June 30, 2000 include payments of accounts payable outstanding at December 31, 1999.

       Capital lease obligations of $146,379 were incurred during the six months ended June 30, 1999.

11.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       On December 3, 1999, the SEC released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On June 26, 2000, the SEC released SAB 101B, which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of this bulletin will not be material to its financial position, results of operations or cash flows.

       The Company does not believe that any other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

12.    SUBSEQUENT EVENTS

       On July 31, 2000, Holdings signed definitive agreements to merge two Sprint PCS affiliates, Roberts Wireless Communications, LLC ("Roberts") and Washington Oregon Wireless, LLC ("WOW") into its operations. Roberts has a management agreement with Sprint PCS to provide personal communications services to approximately 2.5 million residents primarily in the state of Missouri. WOW has a similar management agreement with Sprint PCS to provide services to approximately 1.5 million people primarily in Washington and Oregon.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The consummation of these transactions contemplates a merger of the Company, pursuant to which the Company, Roberts and WOW will become subsidiaries of a new holding company, Alamosa Holdings, Inc. ("New Holdings"), and the Company's stockholders will become stockholders of New Holdings.

       Roberts' owners will exchange 100 percent ownership interest in Roberts for 13.5 million shares of New Holdings and approximately $4.0 million in cash. New Holdings will assume the net debt of Roberts in the transaction, which amounted to $56.0 million as of June 30, 2000.

       WOW owners will exchange 100 percent ownership of WOW for 6.05 million shares of New Holdings and $12.5 million in cash. Holdings will assume the net debt of WOW in the transaction, which amounted to $10 million as of June 30, 2000.

       Each of these agreements is subject to the customary conditions to closing, and there is no guarantee that they will close on schedule or at all.

       On July 31, 2000, Holdings received a financing commitment from an investment banking firm for a new $200 million senior secured credit facility, to be made to a subsidiary of New Holdings ("Borrower"). The facility is to be used for the working capital and build-out needs for the Roberts and WOW acquisitions, including the repayment of any debt assumed. The term of the facility, which is composed of two tranches, is for seven years and the interest rate is to be determined. The facility requires a commitment fee and arrangement fees as well as warrants representing two percent of New Holdings' stock. These warrants, which will have a strike price of 20% over the Company's stock price at the date of closing, can be eliminated by the infusion of an additional $75 million of equity into the subsidiary. The facility will require New Holdings and Borrower and/or Borrower's subsidiaries to maintain certain financial covenants.

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

OVERVIEW

       As a development stage enterprise, we had very limited operations, very limited revenues, significant losses, substantial future capital requirements and an expectation of continued losses. As of January 1, 2000, we are no longer considered to be in a development stage. As a result of significant operational results reflected in the June 30, 2000 financial statements presented in this quarterly report on Form 10-Q, a comparison of these results to the same period for 1999 may not be meaningful.

       Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing, to raise funds in the public market, to engineer our wireless system, to develop our business infrastructure and distribution channels and to begin the build-out of our portion of the Sprint PCS network. As of June 30, 2000, our accumulated deficit was $62.2 million. Through June 30, 2000, we incurred $142.0 million of capital expenditures and construction in progress related to the build-out of our portion of the Sprint PCS network. While we anticipate operating losses to continue, we expect revenue to increase substantially as the base of Sprint PCS subscribers located in our territory increases.

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

       We launched Sprint PCS service in our first market, Laredo, Texas, in June 1999, and have since commenced service in twelve additional markets:
       Albuquerque, Santa Fe and Las Cruces, New Mexico, and El Paso, Lubbock, Amarillo, Midland, Odessa, Abilene, San Angelo, Eagle Pass and Del Rio, Texas. Our systems cover approximately 3.1 million residents out of approximately 4.1 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territory. As of June 30, 2000, 69,569 Sprint PCS subscribers were based in our territory.

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

           the timing of new product and service announcements and introductions;

           competitive pricing pressures; and

           aggressive marketing and promotions.


RESULTS OF OPERATIONS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

       Alamosa launched its first wireless PCS network in Laredo, Texas, on June 21, 1999. Because of this very limited time of operations for the quarter and six months ended June 30, 1999, comparisons with the same period of 2000 may not be meaningful.

       Net Loss. Our net loss for the quarter ended June 30, 2000 was $12,907,801 compared to our net loss of $4,017,753 for the quarter ended June 30, 1999. Our net loss for the six months ended June 30, 2000 was $28,487,675 compared to our net loss of $5,762,562 for the six months ended June 30, 1999.

       Service Revenues. Service revenues during the quarter and six months ended June 30, 2000 in the amounts of $15,044,154 and $25,146,175, respectively, were comprised of subscriber revenue of $10,733,552 and $17,830,119, respectively, and roaming revenue of $4,310,602 and $7,316,055, respectively. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territory for monthly Sprint

       PCS service in our territory under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued on a month-to-month basis. We receive Sprint PCS roaming revenue at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network.

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

       For the six months ended June 30, 2000, average monthly revenue per user including roaming revenue was approximately $83. Without roaming revenue, average monthly revenue per unit was $59. For the quarter ended June 30, 2000, our average monthly revenue per user including roaming revenue, was approximately $83 and without roaming revenue was approximately $60.

       Product Sales. 100% of the revenue from the sale of handsets and accessories net of an allowance for returns, are recorded as product sales. The amount recorded during the quarter ended June 30, 2000 totaled $2,189,066 as compared to $33,588 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, product sales totaled $3,772,424 compared to $33,588 for the same period of 1999. Sprint PCS's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

       Cost of Service and Operations. Expenses totaling $11,048,705 during the quarter ended June 30, 2000 related to providing wireless services to customers. These expenses totaled $668,319 for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, these expenses totaled $18,450,562 and $668,319, respectively. Among these costs are the cost of operations, fees related to data transfer via T-1 and other transport lines, inter-connection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when Sprint PCS subscribers based in our territory use the Sprint PCS network outside of our territory. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territory use their network.

       Cost of Products Sold. The cost of products sold totaled $2,063,279 during the quarter ended June 30, 2000 and $32,458 for the quarter ended June 30, 1999. The cost of products sold totaled $3,674,997 and $32,458 for the six months ended June 30, 2000 and 1999, respectively. These amounts include the total cost of accessories and the cost of handsets up to the retail sales price. The cost of handsets exceeds the retail sales price because we subsidize the price of handsets for competitive reasons. We recognize any excess of the cost of handsets over the retail sales price as selling and marketing expense.

       Selling and Marketing. Selling and marketing expenses totaled $9,380,383 during the quarter ended June 30, 2000 and $955,878 during the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999, selling and marketing expenses totaled $17,552,096 and $955,878, respectively. Sales and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels. For the quarter ended June 30, 2000, the handset subsidy totaled $2,758,617 and $42,723 for the quarter ended June 30, 1999. Handset subsidy for the six months ended June 30, 2000 totaled $5,618,843 as compared to $42,723 for the six months ended June 30, 1999.

       General and Administrative Expenses. General and administrative expenses include corporate costs and expenses other than those related to Cost of Operations and Selling and Marketing. These expenses totaled $2,072,436 for the quarter ended June 30, 2000 and $450,518 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, these expenses amounted to $3,457,200 and $1,425,893 for the six months ended June 30, 1999. During the quarter ended June 30, 1999, we incurred significant general and administrative expenses related to the development of our system. Virtually all of these expenses related to the start-up of the business and were expensed according to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

       Non-cash Compensation Expense. Non-cash compensation expense totaled $921,116 for the quarter ended June 30, 2000 and $1,802,578 for the quarter ended June 30, 1999. For employees and non-employee directors, this expense was determined using the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and was based on the estimated intrinsic value of the options at the measurement date. The estimated intrinsic value represents the excess of the estimated fair value over the exercise price of the option. For other non-employees, this expense was determined using provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Total non-cash compensation expense recognized for the six months ended June 30, 2000 was $4,893,746 and $2,793,832 for the six months ended June 30, 1999.

       Related Party Expenses. Related party expenses totaled $577,261 for the quarter ended June 30, 2000 and $117,327 for the quarter ended June 30, 1999. Related party expenses totaled $916,207 and $225,152 for the six month periods ended June 30, 2000 and 1999, respectively, and was primarily comprised of information technology and other professional consulting expenses incurred in connection with a contract between us and a telecommunications engineering and consulting firm. Several key officers and owners of this consulting firm have an equity ownership interest in us.

       Depreciation and Amortization. Depreciation and amortization during the quarter ended June 30, 2000 totaled $2,490,990 and $118,432 for the quarter ended June 30, 1999. For the six month periods ended June 30, 2000 and 1999, depreciation and amortization expenses totaled $4,747,937 and $127,056, respectively. Depreciation is calculated using the straight-line method over the useful life of the asset. We begin to depreciate the assets for each market only after we launch that market.

       Interest and Other Income. Interest and other income totaled $4,407,978 and $103,803 during the quarters ended June 30, 2000 and 1999, respectively, and $6,722,463 and $341,071 for the six months ended June 30, 2000 and 1999, respectively. Interest and other income generally have been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

       Interest Expense. Interest expense totaled $6,572,090 during the quarter ended June 30, 2000 and $128,285 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, interest expense totaled $11,352,199 as compared to $135,379 for the same period of 1999. Interest expense in 2000 is primarily due to the accretion of interest related to the Senior Discount Notes. Interest expense in 1999 was the result of debt outstanding on a bank line of credit.

INCOME TAXES

       We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The deferred tax asset generated, primarily from temporary differences related to the treatment of start-up costs, unearned compensation and from net operating loss carry forwards, was offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

       We have financed our operations through capital contributions from our owners, through debt financing and through proceeds generated by our initial public offering. On February 8, 2000 Alamosa entered into an Amended and Restated Credit Agreement with Nortel Networks, Inc., and on June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation (the "Nortel/EDC Credit Facility").

       The Nortel/EDC Credit Facility was reduced by $75 million from the issuance of Senior Discount Notes, such that the Nortel/EDC Credit Facility provides advancing term loan facilities in the aggregate principal amount of $175 million. Terms and conditions of the Nortel/EDC Credit Facility after the assignment to EDC are substantially the same as those before the assignment. However, the Company is no longer required to maintain a $1 million cash balance as collateral against the Nortel/EDC Credit Facility.

       As of June 30, 2000, approximately $4.5 million of the $175 million Nortel/EDC Credit Facility had been drawn. The terms of the facility do not require cash interest payments until after the earlier of:

           February 8, 2001, if we have not borrowed at least an additional approximately $45.5 million under the Nortel/EDC Credit Facility by that time;

           February 8, 2002; and

           the date the Tranche C Commitment is fully funded.

Principal payments are scheduled to begin on:

           March 31, 2001, if we have not borrowed at least an additional approximately $45.5 million under the Nortel/EDC Credit Facility by February 8, 2001; or

           September 30, 2002.

       Our financing with EDC will be used to purchase equipment, pay interest and cover approved working capital costs. With the Nortel/EDC Credit Facility of $175 million, we are required to purchase a total of $167.0 million of equipment and services from Nortel, and as of June 30, 2000, we had remaining commitments of $64.5 million.

       The Senior Discount Notes (the "Notes") mature in ten years (February 15,
       2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually.

       Net cash used in operating activities was $2,769,666 and $3,106,121 for the six months ended June 30, 2000 and 1999, respectively, and were primarily attributable to operating losses and working capital needs.

       Net cash used in investing activities was $65,271,540 for the six months ended June 30, 2000, and $5,914,605 for the six months ended June 30, 1999. The cash used for the six months ended June 30, 2000 was related primarily to the purchase of office equipment, and network infrastructure needed to construct our portion of the Sprint PCS network and the purchase of short-term investments of $21,840,763. The cash used for the six months ended June 30, 1999 was primarily related to constructing our portion of the Sprint PCS network and office equipment.

       Net cash provided by financing activities for the six months ended June 30, 2000 was $303,423,776, consisting primarily of net proceeds of approximately $195.0 million from our initial public offering and net proceeds of approximately $181.0 million related to the issuance of Senior Discount Notes, both of which occurred in February, 2000. Net cash provided by financing activities was $3,568,744 for the six months ended June 30, 1999 and was primarily related to capital contributions by our investors.

       As of June 30, 2000, the primary sources of liquidity for Alamosa were approximately $261.8 million in cash and short-term investments, and approximately $170 million of unused capacity under the $175.0 million Nortel/EDC Credit Facility.

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

       On July 31, 2000, the Company signed definitive agreements to merge two Sprint PCS affiliates, Roberts Wireless Communications, LLC ("Roberts") and Washington Oregon Wireless, LLC ("WOW") into its operations. Roberts has a management agreement with Sprint PCS to provide personal communications services to approximately 2.5 million residents primarily in the state of Missouri. WOW has a similar management agreement with Sprint PCS to provide services to approximately 1.2 million people primarily in Washington and Oregon.

       Roberts' owners will exchange 100 percent ownership interest in Roberts for 13.5 million shares of New Holdings and approximately $4.0 million in cash. Holdings will assume the net debt of Roberts in the transaction, which amounted to $56.0 million as of June 30, 2000.

       WOW owners will exchange 100 percent ownership of WOW for 6.05 million shares of New Holdings and $12.5 million in cash. Holdings will assume the net debt of WOW in the transaction, which amounted to $10 million as of June 30, 2000.

       Each of these agreements is subject to the customary conditions to closing, and there is no guarantee that they will close on schedule or at all.

       On July 31, 2000, the Company received a financing commitment from an investment banking firm for a new $200 million senior secured credit facility, to be made to a subsidiary of a newly formed holding company of the Company. The facility is to be used for the working capital and build-out needs for the Roberts and WOW acquisitions, including the repayment of any debt assumed. The term of the facility, which is composed of two tranches, is for seven years and the interest rate is to be determined. The facility requires a commitment fee and arrangement fees as well as warrants representing two percent of the Company's stock. These warrants, which will have a sticker price of 20% over the Company's stock price at the date of closing, can be eliminated by the infusion of an additional $75 million of equity into the subsidiary. The facility will require the Company and/or its subsidiary to maintain certain financial covenants.

INFLATION

       Management believes that inflation has not had, and is not likely to have, a material adverse effect on our results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       On December 3, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On June 26, 2000, the SEC released SAB 101B, which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. We believe that the effects of this bulletin will not be material to our financial position, results of operations or cash flows.

       We do not believe that any other recently issued accounting pronouncements will have a material impact on our financial position, results of operations or cash flows.

DESCRIPTION OF OUR INDEBTEDNESS

       We entered into the original Nortel/EDC Credit Facility effective June 10, 1999 with Nortel for $123 million. On February 8, 2000, we entered into an Amended and Restated Credit Agreement with Nortel to increase the

       Nortel/EDC Credit Facility to $250.0 million. As of June 23, 2000, we had borrowed $79.6 million under the facility and repaid $75 million, which reduced the facility to $175 million. We agreed that this $75 million would not be reborrowed from Nortel. On June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation ("EDC"). Pursuant to our equipment agreement with Nortel, we are required to purchase a total of $167.0 million of equipment and services from Nortel, $112.2 million of which we were still required to purchase as of June 30, 2000.

       On December 23, 1999, Holdings filed a registration statement with the SEC for the issuance of $350 million face amount of Senior Discount Notes (the "Notes Offering"). The Notes Offering was completed on February 4, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximately $6.5 million.

       For more information regarding the Nortel/EDC Credit Facility, the consent and agreement between Sprint PCS and Nortel regarding the rights and remedies of Sprint PCS and Nortel, and our senior discount notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's 1999 Annual Report on Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For the quarter ended June 30, 2000, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 1999 Annual Report on Form 10-K.


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

       As of July 20, 2000, approximately $125 million of the net proceeds from the sales of the registered securities had been used, including $75 million of indebtedness outstanding under the Nortel/EDC Credit Facility, $4 million of origination fees in connection with the Nortel/EDC Credit Facility and $46 million for capital expenditures and working capital purposes. The balance of the net proceeds were invested in short-term interest-bearing investment grade securities.

       None of the net offering proceeds was, directly or indirectly, paid by us to our directors or officers or their associates, persons owning 10% or more of any class of our securities, or our affiliates, except that portions of the proceeds of the offering will be paid to CHR Solutions in connection with the build out of our network. Mr. David Sharbutt, New Holdings' chairman and chief executive officer, is also a senior consultant, director and shareholder of CHR Solutions. For the year to date 2000, the Company has paid approximately $3.1 million to CHR Solutions.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Reports on Form 8-K:

                   None

         (b)     Exhibits:

         27.1  Financial Data Schedule*

-----------------------
* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALAMOSA PCS HOLDINGS, INC.,
                                    Registrant

                                    /s/ DAVID E. SHARBUTT
                                    --------------------------------------------
                                    David E. Sharbutt
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ KENDALL W. COWAN
                                    --------------------------------------------
                                    Kendall W. Cowan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

August 14, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27.1         Financial Data Schedule*

-----------------------
* Filed herewith.