Form 10-Q
period 2000-09-30
ALAMOSA PCS HOLDINGS INC
filed 2000-11-07
CIK 1097722

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 005-58523

                           ALAMOSA PCS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       75-2843707
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

                          5225 S. LOOP 289, SUITE 120
                              LUBBOCK, TEXAS 79424
          (Address of principal executive offices, including zip code)

                                 (806) 722-1100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

61,359,856 shares of Common Stock, $0.01 par value per share, were outstanding as of November 1, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ALAMOSA PCS HOLDINGS, INC.

                               TABLE OF CONTENTS
                        QUARTER ENDED SEPTEMBER 30, 2000

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Consolidated Balance Sheets at September 30, 2000
          (unaudited) and December 31, 1999
          Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 and the nine months ended
          September 30, 2000 (unaudited) and for the nine months ended
          September 30, 1999
          Consolidated Statement of Stockholders' Equity (unaudited) for the nine months ended September 30, 2000
          Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and for the nine months ended September 30, 1999
          Notes to the Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 3.   Defaults Upon Senior Securities
Item 4.   Submission of Matters to a Vote of Security Holders
Item 5.   Other Information
Item 6.   Exhibits and Reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................  $172,633,478    $  5,655,711
  Accounts receivable, net of allowance for doubtful
     accounts of $1,014,436 at September 30, 2000 and
     $161,704 at December 31, 1999..........................     9,662,519       1,675,636
  Inventory.................................................     2,578,842       5,777,375
  Prepaid expenses and other assets.........................       774,179         882,516
                                                              ------------    ------------
          Total current assets..............................   185,649,018      13,991,238
Property and equipment, net.................................   189,521,616      84,713,724
Notes receivable............................................    22,196,043              --
Debt issuance costs, net....................................    13,482,401       3,743,308
Restricted cash.............................................            --         518,017
Other noncurrent assets.....................................     2,135,420       1,525,912
                                                              ------------    ------------
          Total assets......................................  $412,984,498    $104,492,199
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $ 37,171,288    $ 15,203,103
  Accounts payable to related parties.......................     2,067,982       1,182,225
  Current installments of capital leases....................        23,510          21,818
  Bank line of credit.......................................            --         363,665
  Microwave relocation obligations..........................       263,366       3,578,155
                                                              ------------    ------------
          Total current liabilities.........................    39,526,146      20,348,966
Long-term debt..............................................   207,351,584      71,876,379
Capital lease obligations, noncurrent.......................       809,173         827,024
                                                              ------------    ------------
          Total liabilities.................................   247,686,903      93,052,369
                                                              ------------    ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized; no shares issued...........................            --              --
  Common stock, $.01 par value; 290,000,000 shares
     authorized, 61,354,856 and 48,500,008 issued and
     outstanding at September 30, 2000 and December 31,
     1999, respectively.....................................       613,548         485,000
  Additional paid-in capital................................   245,953,564      50,824,876
  Accumulated deficit.......................................   (79,717,514)    (33,759,681)
  Unearned compensation.....................................    (1,552,003)     (6,110,365)
                                                              ------------    ------------
          Total stockholders' equity........................   165,297,595      11,439,830
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $412,984,498    $104,492,199
                                                              ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30                  SEPTEMBER 30
                                       ---------------------------   ---------------------------
                                           2000           1999           2000           1999
                                       ------------   ------------   ------------   ------------
                                       (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenue:
  Service revenue....................  $ 20,754,150   $  1,121,561   $ 45,900,325   $  1,123,065
  Product sales......................     2,228,949        779,464      6,001,373        813,052
                                       ------------   ------------   ------------   ------------
          Total revenue..............    22,983,099      1,901,025     51,901,698      1,936,117
                                       ------------   ------------   ------------   ------------
Costs and expenses:
  Cost of service and operations.....    14,720,863      1,520,735     32,846,645      2,189,054
     Cost of service and
       operations -- related
       parties.......................       198,369         38,818        523,149         38,818
  Cost of products sold..............     4,604,697      1,811,780     11,636,860      1,844,238
  Selling and marketing..............    11,328,579      3,016,576     25,311,135      3,882,642
  Selling and marketing -- related
     parties.........................       238,256        230,624        450,630        320,436
  General and administrative expenses
     (excluding non-cash compensation
     expense)........................     2,872,635      1,564,109      5,950,782      2,854,572
  Equity participation compensation
     expense.........................       511,116      4,028,205      5,404,862      6,822,037
  General and
     administrative -- related
     parties.........................       114,118        159,541        493,171        294,881
  Depreciation and amortization......     3,015,497        809,680      7,763,434        936,736
                                       ------------   ------------   ------------   ------------
          Total costs and expenses...    37,604,130     13,180,068     90,380,668     19,183,414
                                       ------------   ------------   ------------   ------------
          Loss from operations.......   (14,621,031)   (11,279,043)   (38,478,970)   (17,247,297)
                                       ------------   ------------   ------------   ------------
Interest and other income............     4,112,352        103,675     10,834,815        444,746
Interest expense.....................    (6,961,479)      (750,489)   (18,313,678)      (885,868)
                                       ------------   ------------   ------------   ------------
          Net loss...................  $(17,470,158)  $(11,925,857)  $(45,957,833)  $(17,688,419)
                                       ============   ============   ============   ============
          Net loss per common share,
            basic and diluted........  $      (0.28)  $      (0.25)  $      (0.77)  $      (0.36)
                                       ============   ============   ============   ============
          Weighted average common
            shares outstanding, basic
            and diluted..............    61,354,715     48,500,008     59,808,408     48,500,008
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

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                              PREFERRED STOCK       COMMON STOCK         ADDITIONAL
                              ---------------   ---------------------     PAID-IN      ACCUMULATED      UNEARNED
                              SHARES   AMOUNT     SHARES      AMOUNT      CAPITAL        DEFICIT      COMPENSATION      TOTAL
                              ------   ------   ----------   --------   ------------   ------------   ------------   ------------
Balance, January 1, 2000....    --      $--     48,500,008   $485,000   $ 50,824,876   $(33,759,681)  $(6,110,365)   $ 11,439,830
Initial public offering.....    --       --     12,321,100    123,211    193,664,076             --            --     193,787,287
Exercise of stock options...    --       --        533,748      5,337        618,112             --            --         623,449
Amortization of unearned
  compensation..............    --       --             --         --             --             --     5,404,862       5,404,862
Unearned compensation.......    --       --             --         --        846,500             --      (846,500)             --
Net loss....................    --       --             --         --                   (45,957,833)           --     (45,957,833)
                                --      ---     ----------   --------   ------------   ------------   -----------    ------------
Balance, September 30,
  2000......................    --      $--     61,354,856   $613,548   $245,953,564   $(79,717,514)  $(1,552,003)   $165,297,595
                                ==      ===     ==========   ========   ============   ============   ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               NINE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $ (45,957,833)  $(17,688,419)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash compensation expense..........................      5,404,862      6,822,037
     Depreciation and amortization..........................      7,763,434        936,736
     Amortization of debt issuance costs....................      1,023,520        178,264
     Deferred interest expense..............................     16,599,368        544,055
     Loss from disposition of interest rate cap premiums....        266,178             --
     Loss from asset disposition............................         54,130             --
     (Increase) decrease in asset accounts:
       Accounts receivable..................................     (7,986,883)      (832,827)
       Inventory............................................      3,198,533     (4,989,500)
       Prepaid expenses and other assets....................       (561,278)      (653,311)
  Increase (decrease) in liability accounts:
          Accounts payable and accrued expenses.............      5,020,364      6,344,077
                                                              -------------   ------------
          Net cash used in operating activities.............    (15,175,605)    (9,338,888)
                                                              -------------   ------------
Cash flows from investing activities:
  Additions to property and equipment.......................    (98,209,298)   (17,684,600)
  Issuance of notes receivable..............................    (22,196,043)            --
  Payment (issuance) of notes receivable from officer.......        100,000       (100,000)
  Acquisition related costs.................................     (1,736,808)            --
  Purchase of minority interest in subsidiary...............        255,000             --
  Change in restricted cash.................................        518,017     (1,000,000)
                                                              -------------   ------------
          Net cash used in investing activities.............   (121,269,132)   (18,784,600)
                                                              -------------   ------------
Cash flows from financing activities:
  Equity offering proceeds..................................    208,589,367             --
  Equity offering costs.....................................    (13,598,942)            --
  Issuance of Senior Discount Notes.........................    187,096,000             --
  Debt issuance costs.......................................    (10,762,613)      (230,942)
  Stock options exercised...................................        623,449             --
  Capital contributions.....................................             --     10,000,000
  Proceeds from issuance of long-term debt..................      7,758,175     12,289,626
  Repayments of long-term debt..............................    (76,239,373)            --
  Payments on capital leases................................        (16,159)       (20,633)
  Interest rate cap premiums................................        (27,400)      (233,700)
  Bank overdraft............................................             --        244,369
                                                              -------------   ------------
          Net cash provided by financing activities.........    303,422,504     22,048,720
                                                              -------------   ------------
          Net increase (decrease) in cash and cash
            equivalents.....................................    166,977,767     (6,074,768)
Cash and cash equivalents at beginning of period............      5,655,711     13,529,077
                                                              -------------   ------------
Cash and cash equivalents at end of period..................  $ 172,633,478   $  7,454,309
                                                              =============   ============

   The accompanying notes are an integral part of the consolidated financial statements

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

     The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three months and nine months ended September 30, 2000 and 1999, the consolidated statement of stockholders' equity for the nine months ended September 30, 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. The financial statements as of and for the period ended September 30, 1999 are audited. The financial statements for the three months ended September 30, 1999 and as of and for the nine months ended September 30, 2000 are unaudited. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

     Certain reclassifications of prior period amounts have been made to conform to current period presentation.

2. ORGANIZATION AND BUSINESS OPERATIONS

     Alamosa PCS Holdings, Inc. ("Holdings") was formed in October 1999 in anticipation of an initial public offering which occurred in February 2000. Immediately prior to the offering, shares of Holdings, the registrant, were exchanged for Alamosa PCS LLC's ("Alamosa") membership interests, and Alamosa became wholly owned by Holdings. These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. There were no activities within Holdings prior to the reorganization. Holdings and its subsidiaries, including Alamosa, are collectively referred to as the "Company." Other subsidiaries formed include Texas Telecommunications LP, Alamosa Wisconsin Limited Partnership, Alamosa Wisconsin GP, LLC, Alamosa Finance, LLC, Alamosa Limited, LLC, Alamosa Delaware GP, LLC, Alamosa PCS, Inc and Alamosa Operations, Inc.

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

3. NET LOSS PER COMMON SHARE

     Net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock. Weighted average shares outstanding is computed after giving effect to the reorganization of the

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

Company described in Note 2. The calculation was made in accordance with SFAS No. 128, "Earnings Per Share." Weighted average shares outstanding at September 30, 2000 exclude incremental potential common shares from stock options because inclusion would have been antidilutive.

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2000            1999
                                                            -------------   ------------
                                                             (UNAUDITED)
Land and buildings........................................  $  3,227,559    $ 2,817,426
Network equipment.........................................   130,092,578     76,867,836
Vehicles..................................................     1,135,415        477,353
Furniture and office equipment............................     7,531,566      2,266,966
                                                            ------------    -----------
                                                             141,987,118     82,429,581
Accumulated depreciation..................................   (10,585,924)    (2,974,674)
                                                            ------------    -----------
          Subtotal........................................   131,401,194     79,454,907
                                                            ------------    -----------
Microwave relocation costs................................     3,943,315      3,578,155
Accumulated amortization..................................      (222,672)       (84,312)
                                                            ------------    -----------
          Subtotal........................................     3,720,643      3,493,843
                                                            ------------    -----------
Construction in progress:
  Network equipment.......................................    50,442,513        374,680
  Leasehold improvements..................................     3,957,266      1,390,294
                                                            ------------    -----------
          Subtotal........................................    54,399,779      1,764,974
                                                            ------------    -----------
          Total...........................................  $189,521,616    $84,713,724
                                                            ============    ===========

5. LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2000            1999
                                                            -------------   ------------
                                                             (UNAUDITED)
Debt outstanding under credit facilities:
  Senior Discount Notes...................................  $202,827,743    $        --
  EDC Credit Facility.....................................     4,523,841     71,876,379
  Bank line of credit.....................................            --        363,665
                                                            ------------    -----------
Total debt................................................   207,351,584     72,240,044
Less current maturities...................................            --        363,665
                                                            ------------    -----------
          Long-term debt, excluding current maturities....  $207,351,584    $71,876,379
                                                            ============    ===========

     Senior Discount Notes -- On December 23, 1999, Holdings filed a registration statement with the SEC for the issuance of $350 million face amount of Senior Discount Notes (the "Notes Offering"). The Notes Offering was completed on February 4, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximately $6.5 million. The Senior Discount Notes (the "Notes") mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the Notes Offering were used to

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS prepay $75 million of the EDC Credit Facility, and the balance will be used to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes. Significant terms of the Notes include:

          Ranking -- The Notes are senior unsecured obligations of Holdings, equal in right of payment to all future senior debt of Holdings and senior in right of payment to all future subordinated debt of Holdings;

          Guarantees -- The Notes are unsecured obligations and rank equally with all existing and future senior debt and senior to all existing and future subordinate debt. The Notes are fully and unconditionally, jointly and severally guaranteed on a subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Holdings.

          Optional Redemption -- During the first thirty six (36) months after the Notes Offering, Holdings may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the notes at a redemption price of 112 7/8%;

          Change of Control -- Upon a change of control as defined by the Notes Offering, Holdings will be required to make an offer to purchase the Notes at a price equal to 101% of the accreted value (original principal amount plus accrued interest) before February 15, 2005, or 101% of the principal amount at maturity thereafter; and

          Restrictive Covenants -- The indenture governing the Notes contain covenants that, among other things and subject to important exceptions, limit Holdings' ability and the ability of Holdings' subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the Notes Offering, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business.

     EDC Credit Facility -- On February 8, 2000 Alamosa entered into an Amended and Restated Credit Agreement with Nortel Networks Inc. ("Nortel"), and on June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation ("EDC"). Then Alamosa entered into a Second Amended and Restated Credit Agreement with EDC (the "EDC Credit Facility"). The proceeds of the EDC Credit Facility are used to purchase equipment, to fund the construction of the Company's portion of the Sprint PCS network, and to pay associated financing costs. The financing terms permitted Alamosa to borrow $250 million (which was subsequently reduced to $175 million as a result of the prepayment of $75 million outstanding) under three commitment tranches through August 8, 2002, and requires minimum equipment purchases. The Tranche A Commitment and Tranche A Note provide for borrowings up to $116.9 million, the Tranche B Commitment and Tranche B Note provide for borrowings up to $40.6 million and The Tranche C Commitment and Tranche C Note provide for borrowings up to $17.5 million.

     The EDC Credit Facility is collateralized by all of Alamosa's current and future assets and capital stock. Alamosa is required to maintain certain financial ratios and other financial conditions including minimum levels of revenue and wireless subscribers.

     Terms and conditions of the EDC Credit Facility after the assignment on June 23, 2000 are essentially the same as before the assignment and second amendment and restatement. However, the Company is no longer required to maintain a $1 million cash balance as collateral against the EDC Credit Facility.

     Alamosa may borrow money under the EDC Credit Facility as either a base rate loan with an interest rate of prime plus 2.75%, or a Eurodollar loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.75%. The LIBOR interest rate was 6.81% at September 30, 2000. In addition, an annual unused facility fee of 0.75% was charged beginning August 8, 2000 on the portion of the available credit that has not been borrowed. Until the earliest of (a) the date the Tranche C Commitment is

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS fully funded, (b) August 8, 2002, or (c) February 8, 2002 (if we have not borrowed at least $45.5 million under all three commitment tranches by that date), interest accrued under the EDC credit facility can be added to the principal amount of the loan. Thereafter, interest is payable monthly in the case of base rate loans and at the end of the applicable interest period, not to exceed three months, in the case of Eurodollar loans. Interest expense for the period ended September 30, 2000 totaled $1,071,123. Unused facility fee for the period ended September 30, 2000 totaled $188,234. Principal is payable in 20 quarterly installments beginning September 30, 2002 (except that installments of principal must be paid beginning March 31, 2001 if we have not borrowed an additional $45.5 million, approximately, by February 8, 2001). Alamosa may voluntarily prepay any of the loans at any time, but any amount repaid may not be reborrowed since there are no revolving credit features. Alamosa must make mandatory prepayments under certain circumstances, including 50% of the excess cash flow, as computed under the EDC Credit Facility, after March 31, 2003 and any amount in excess of $250,000 received for asset sales outside the ordinary course of business or insurance proceeds, to the extent not reinvested in property or assets within a stated period of time. Mandatory prepayments of excess cash flow will be required sooner if Alamosa has not borrowed an additional $45.5 million, approximately, by February 8, 2001, or if Alamosa fully borrows all amounts that it is entitled to borrow under the Tranche A commitment before March 31, 2002. All prepayments are applied to the outstanding loan balances pro rata in the inverse order of maturity, except where there is a borrowing base shortage, in which case prepayments are first applied there, and then pro rata among all three commitment tranches.

     The original commitment terms provided for warrants representing 2% of the outstanding common stock of Holdings. These warrants were eliminated, by prior agreement, when Alamosa used $75 million of the equity contribution from Holdings to prepay, in February 2000, amounts previously borrowed under the EDC Credit Facility, and are not currently a requirement of the facility.

     In addition to the $75 million prepayment, in conjunction with the closing of the new facility, Alamosa also paid accrued interest of approximately $852,500 and origination fees and expenses of $3,995,000.

     As a condition of the financing, Sprint PCS has entered into a consent and agreement with Nortel, that Nortel assigned to EDC, which has been acknowledged by Alamosa, that modifies Sprint PCS's rights and remedies under its affiliation agreements with Alamosa. Among other things, Sprint PCS consented to the pledge of substantially all of Alamosa's assets to Nortel (and after the assignment to EDC), including the affiliation agreements. In addition, Sprint PCS may not terminate the affiliation agreements with Alamosa and must maintain 10 MHz of PCS spectrum in Alamosa's markets until the EDC Credit Facility is satisfied or Alamosa's assets are sold pursuant to the terms of the consent and agreement with EDC.

     Alamosa incurred approximately $8,256,000 of costs associated with obtaining the EDC Credit Facility. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that have been capitalized and are being amortized to interest expense using the straight-line method over the term of the EDC Credit Facility.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

6. GUARANTOR FINANCIAL STATEMENTS

     Set forth below are consolidating financial statements of the guarantor and guarantor's subsidiaries and Alamosa Operations, Inc. ("Operations") which is Holdings' non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the Senior Discount Notes. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

                          CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                ($ IN THOUSANDS)

                                              GUARANTOR &
                                              GUARANTOR'S    NON-GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                              ------------   -------------   ------------   ------------
                                                 ASSETS

Current Assets:
  Cash and cash equivalents.................    $170,888        $ 1,745        $     --       $172,633
  Accounts receivable, net of allowance.....       9,363            300              --          9,663
  Intercompany receivable...................      25,678             --         (25,678)            --
  Inventory.................................       2,579             --              --          2,579
  Prepaid expenses and other assets.........         443            331              --            774
                                                --------        -------        --------       --------
          Total current assets..............     208,951          2,376         (25,678)       185,649
Property and equipment, net.................     189,522             --              --        189,522
Notes receivable............................          --         22,196              --         22,196
Debt issuance costs, net....................      13,482             --              --         13,482
Other non-current assets....................         398          1,737              --          2,135
                                                --------        -------        --------       --------
          Total assets......................    $412,353        $26,309        $(25,678)      $412,984
                                                ========        =======        ========       ========

                                         LIABILITIES AND EQUITY

Current Liabilities:
  Accounts payable and accrued expenses.....    $ 39,263        $    --        $     --       $ 39,263
  Intercompany payable......................          --         25,678         (25,678)            --
  Microwave relocation obligation...........         263             --              --            263
                                                --------        -------        --------       --------
          Total current liabilities.........      39,526         25,678         (25,678)        39,526
Long-term debt..............................     207,352             --              --        207,352
Capital lease obligations...................         809             --              --            809
                                                --------        -------        --------       --------
          Total liabilities.................     247,687         25,678         (25,678)       247,687
                                                --------        -------        --------       --------
Stockholders' Equity:
  Preferred stock, par value $.01 per share
     10,000,000 shares authorized; no shares
     issued and outstanding.................          --             --              --             --
  Common stock, $.01 par value;
     290,000,000 shares authorized..........          --             --              --             --
     61,354,856 issued and outstanding......         613             --              --            613
  Additional paid-in capital................     245,954             --              --        245,954
  Accumulated (deficit) earnings............     (80,349)           631              --        (79,718)
  Unearned compensation.....................      (1,552)            --              --         (1,552)
                                                --------        -------        --------       --------
          Total Equity......................     164,666            631              --        165,297
                                                --------        -------        --------       --------
          Total liabilities and
            stockholders' equity............    $412,353        $26,309        $(25,678)      $412,984
                                                ========        =======        ========       ========

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                     CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                ($ IN THOUSANDS)

                                              GUARANTOR &
                                              GUARANTOR'S    NON-GUARANTOR
                                              SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                              ------------   -------------   ------------   ------------
Revenues:
  Services revenues.........................    $ 45,901         $ --            $--          $ 45,901
  Product sales.............................       6,001           --             --             6,001
                                                --------         ----            ---          --------
          Total revenue.....................      51,902           --             --            51,902
Cost of services and operations.............      33,370           --             --            33,370
Cost of products sold.......................      11,637           --             --            11,637
Selling and marketing.......................      25,762           --             --            25,762
General and administrative..................       6,444           --             --             6,444
Non-cash compensation.......................       5,405           --             --             5,405
Depreciation and amortization...............       7,763           --             --             7,763
                                                --------         ----            ---          --------
          Loss from operations..............     (38,479)          --             --           (38,479)
Interest and other income...................      10,204          631             --            10,835
Interest expense............................     (18,314)          --             --           (18,314)
                                                --------         ----            ---          --------
          Net income (loss).................    $(46,589)        $631            $--          $(45,958)
                                                ========         ====            ===          ========

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                ($ IN THOUSANDS)

                                                        GUARANTOR &
                                                        GUARANTOR'S    NON-GUARANTOR
                                                        SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                        ------------   -------------   ------------   ------------
Cash flows from operating activities:
Net income (loss).....................................   $ (46,589)      $    631        $     --      $ (45,958)
Adjustments to reconcile net loss to net cash used in
  operating activities:...............................          --             --              --             --
  Non-cash compensation expense.......................       5,405             --              --          5,405
  Depreciation and amortization.......................       7,763             --              --          7,763
  Amortization of debt issuance costs.................       1,024             --              --          1,024
  Deferred interest expense...........................      16,599             --              --         16,599
  Loss from disposition of interest rate cap
     premiums.........................................         266             --              --            266
  Loss from asset disposition.........................          54             --              --             54
  (Increase) decrease in asset accounts:
     Accounts receivable..............................      (9,365)          (300)          1,678         (7,987)
     Inventory........................................       3,199             --              --          3,199
     Prepaid expense and other assets.................        (230)          (331)             --           (561)
  Increase (decrease) in liability accounts:
     Accounts payable and accrued expenses............       5,020          1,678          (1,678)         5,020
                                                         ---------       --------        --------      ---------
          Net cash provided by (used in) operating
            activities................................     (16,854)         1,678              --        (15,176)
                                                         ---------       --------        --------      ---------
Cash flows from investing activities:
  Additions to property and equipment.................     (98,209)            --              --        (98,209)
  Intercompany receivable.............................     (24,000)            --          24,000             --
  Intercompany payable................................          --         24,000         (24,000)            --
  Issuance of notes receivable........................         100        (22,196)             --        (22,096)
  Acquisition related costs...........................          --         (1,737)             --         (1,737)
  Purchase of minority interest in subsidiary.........         255             --              --            255
  Change in restricted cash...........................         518             --              --            518
                                                         ---------       --------        --------      ---------
          Net cash provided by (used in) investing
            activities................................    (121,336)            67              --       (121,269)
                                                         ---------       --------        --------      ---------
Cash flows from financing activities:
  Equity offering proceeds............................     208,589             --              --        208,589
  Equity offering costs...............................     (13,599)            --              --        (13,599)
  Issuance of Senior Discount Notes...................     187,096             --              --        187,096
  Debt issuance cost..................................     (10,763)            --              --        (10,763)
  Stock options exercised.............................         623             --              --            623
  Proceeds from issuance of long-term debt............       7,758             --              --          7,758
  Repayments of long-term debt........................     (76,239)            --              --        (76,239)
  Payments on capital leases..........................         (16)            --              --            (16)
  Interest rate cap premiums..........................         (27)            --              --            (27)
                                                         ---------       --------        --------      ---------
          Net cash provided by financing activities...     303,422             --              --        303,422
                                                         ---------       --------        --------      ---------
          Net increase in cash and cash equivalents...     165,232          1,745              --        166,977
Cash and cash equivalents at beginning of period......       5,656             --              --          5,656
                                                         ---------       --------        --------      ---------
Cash and cash equivalents at end of period............   $ 170,888       $  1,745        $     --      $ 172,633
                                                         =========       ========        ========      =========

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

7. STOCK-BASED COMPENSATION

     Holdings adopted an Incentive Stock Option Plan (the "Plan") effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Holdings' common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 1999 and September 30, 2000, 7,000,000 shares of common stock were reserved for issuance under the Plan. The compensation committee of the board of directors administers the Plan and determines grant prices and vesting periods.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee and non-employee director stock options and applies SFAS No. 123, "Accounting for Stock Based Compensation" and related interpretations in accounting for other non-employee options. Total non-cash compensation expense of $6,822,037 was recorded as of September 30, 1999. As of September 30, 2000, the Company has recorded unearned compensation of $15,156,376. This amount is being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. As of September 30, 2000, non-cash compensation of $5,404,862 and $511,116 has been recognized for the nine months and quarter, respectively. At September 30, 2000, the remaining unamortized unearned compensation totaled $1,552,003.

     The following summarizes activity under the Company's stock option plans:

                                                                 NUMBER OF OPTIONS
                                                          --------------------------------
                                                          NINE MONTHS ENDED    YEAR ENDED
                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                2000              1999
                                                          -----------------   ------------
Options outstanding at beginning of period..............      5,282,000          873,000
Granted.................................................      2,003,150        5,282,000
Exercised...............................................       (506,417)              --
Cancelled...............................................       (126,499)        (873,000)
                                                              ---------        ---------
Options outstanding at the end of the period............      6,652,234        5,282,000
                                                              =========        =========

8. COMMITMENTS AND CONTINGENCIES

     On December 21, 1998, Alamosa entered into a three-year agreement with Nortel to purchase network equipment and infrastructure. Pursuant to that agreement, Nortel also agreed to provide installation and optimization services, such as network engineering and radio frequency engineering, for the equipment and to grant Alamosa a nonexclusive license to use the software associated with the Nortel equipment. Under the original agreement, Alamosa committed to purchase $82.0 million worth of equipment and services from Nortel, and Nortel agreed to finance these purchases pursuant to the EDC Credit Facility, which was assigned by Nortel to EDC on June 23, 2000. Under the Nortel equipment agreement, Alamosa received a discount on the network equipment and services because of the Company's affiliation with Sprint PCS, but paid a premium on any equipment and services financed by Nortel. If Alamosa's affiliation with Sprint PCS ends, Nortel has the right to either terminate the agreement or, with Alamosa's consent, modify the agreement to establish new prices, terms and conditions. On February 8, 2000, the Company amended its equipment purchase contract with Nortel and increased its purchase commitment to $167 million. In addition, the requirement to pay a premium for purchases financed by Nortel was eliminated. As of September 30, 2000, Alamosa had remaining commitments of approximately $39 million under the Nortel equipment agreement.

     Contract for towers -- On February 22, 2000, the Company entered into a Master Design Build Agreement with a tower contractor to provide towers in the expansion areas including Wisconsin.

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

     On July 31, 2000, Holdings signed definitive agreements to merge two Sprint PCS affiliates, Roberts Wireless Communications, L.L.C ("Roberts") and Washington Oregon Wireless, LLC ("WOW") into its operations through the formation of a new holding company, Alamosa Holdings, Inc. ("Superholdings"). Roberts has a management agreement with Sprint PCS to provide personal communications services to approximately 2.5 million residents primarily in the state of Missouri. WOW has a similar management agreement with Sprint PCS to provide services to approximately 1.5 million people primarily in Washington and Oregon.

     Each of these agreements is subject to the customary conditions to closing, and there is no guarantee that they will close on schedule or at all. It is anticipated that both of these transactions will be accounted for under the purchase accounting method.

     The consummation of these transactions contemplates a merger of the Company, pursuant to which the Company, Roberts and WOW will become subsidiaries of Superholdings and the Company's stockholders will become stockholders of Superholdings.

     Roberts is a wholly owned subsidiary of Roberts Wireless Holdings, L.L.C. ("Roberts Holdings"). Pursuant to the Roberts merger agreement, the members of Roberts Holdings will receive 13.5 million shares of Superholdings common stock and approximately $4.0 million in cash. Superholdings will assume the net debt of Roberts in the transaction, which amounted to approximately $56.0 million as of September 30, 2000.

     WOW is a wholly owned subsidiary of WOW Holdings, LLC ("WOW Holdings"). Pursuant to the WOW merger agreement, the members of WOW Holdings will receive
6.05 million shares of Superholdings common stock and $12.5 million in cash. Superholdings will assume the net debt of WOW in the transaction, which amounted to approximately $30 million as of September 30, 2000.

     In addition, on July 31, 2000, Operations entered into services agreements with Roberts and WOW, effective July 31, 2000 and September 1, 2000, respectively, whereby Operations began to manage the operations of Roberts and WOW, pending completion of the mergers. Operations provides various services in connection with the operation of Roberts' and WOW's businesses, including (a) all network management services, (b) management of all sales and marketing services, (c) through the management agreements with Sprint PCS, customer care, billing, and other services, and (d) certain general and administrative, executive, financial and accounting, human resources, legal and other professional and forecasting services. Under the terms of the agreement, Roberts and WOW each pay Operations a management fee of $100,000 per month for the services provided by Operations and each reimburses Operations for certain costs and expenses incurred or paid by Operations in providing these services.

     The terms of the Roberts and WOW services agreements began on July 31, 2000 and September 1, 2000, respectively, and will end upon the completion of the respective mergers, subject to earlier termination in certain circumstances.

     Also on July 31, 2000, Roberts and Operations entered into a loan agreement whereby Operations will lend up to $20 million to Roberts, to be used only for the purpose of funding Roberts' working capital needs from July 31, 2000 through the completion of the Roberts merger. As of September 30, 2000, approximately $15 million had been funded under the Roberts loan agreement. In connection with the Roberts loan agreement, Roberts assumed certain obligations of certain members of Roberts under the loan agreement between the members of Roberts Holdings (as borrowers) and Operations (as lender), to the extent the proceeds of that loan were used to make capital contributions to Roberts.

     The loan bears interest at the prime rate and is due six months after the termination of the Roberts reorganization agreement, upon acceleration, or upon demand.

     In connection with the Roberts loan agreement, the members of Roberts Holdings entered into an agreement providing that, if the Roberts merger is not completed, all sums due under the Roberts loan

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS agreement and related documents are not paid in full to Operations, and certain liens and security interests are not released, the members of Roberts will jointly and severally convey to Operations all or a portion of their respective membership interests in Roberts so that Operations owns on a fully diluted basis, 15% of the total membership interests in Roberts, free and clear of all liens and encumbrances.

     When the Roberts merger is completed, all amounts due to Operations by Roberts under the Roberts loan agreement may at Operations option, either (a) be deemed paid in full (in such ease, this loan will be characterized as capital contributions by Operations to Roberts), or (b) remain a debt obligation of Roberts, subject to a subordination agreement in favor of the senior lender to Superholdings.

     On July 31, 2000, Operations entered into a loan agreement with the owners of Roberts for $4 million, which is an estimate of the cash that will be due to the owners at the closing of the merger.

     Also, on July 31, 2000, WOW and Operations entered into a loan agreement whereby Operations will lend up to $11 million to WOW to be used only for the purposes of (a) satisfying certain capital contribution requirements under WOW's operating agreement, and (b) funding WOW's working capital needs from July 31, 2000 through the completion of the WOW merger. As of September 30, 2000, no amount had been funded under the WOW loan agreement.

     The WOW loan bears interest at the prime rate and is due 30 days after the termination of the WOW reorganization agreement or upon demand. Operations is not obligated to make any advances under the WOW loan agreement until it has received certain consents. This loan is guaranteed by certain members of WOW Holdings.

     When the WOW merger is completed, all amounts due to Operations by WOW under the WOW loan agreement may, at Operations' option either, (a) be deemed paid in full (in such case, this loan will be characterized as capital contribution by Operations to WOW), or (b) remain a debt obligation of WOW, subject to a subordination agreement in favor of the senior lender to Superholdings.

     On July 31, 2000, the Company received a financing commitment from an investment banking firm for a new $200 million senior secured credit facility, to be made to a subsidiary of a newly formed holding company of the Company. The facility is to be used to fund the cash portion of the consideration to be paid in the Roberts and WOW mergers and to fund the working capital and build-out needs of Roberts and WOW, including the refinancing of existing indebtedness of Roberts and WOW. The term of the facility, which is composed of two tranches, is anticipated to be for seven years and the interest rate is to be determined. The facility is anticipated to require a commitment fee and arrangement fees as well as warrants representing two percent of the Company's stock. These warrants, which are anticipated to have an exercise price of 20% over the average closing price per share of Holdings common stock for the 20 days prior to but excluding the date of closing, as quoted on the Nasdaq National Market, are anticipated to be capable of being eliminated by the infusion of an additional $75 million of equity into the subsidiary. The facility will require the Company and/or its subsidiary to maintain certain financial covenants. The financing commitment is subject to the certain conditions to closing, and there is no guarantee that it will close on schedule or at all.

9. STOCKHOLDERS' EQUITY

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

          ALAMOSA PCS HOLDINGS, INC. AND SUBSIDIARIES AND PREDECESSORS

10. INCOME TAXES

     Prior to February 1, 2000, the Company's predecessor operated as a limited liability company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, the Company became a C-Corp for federal income tax purposes and therefore subsequent losses became net operating loss ("NOL") carry forwards of the Company.

     No benefit for federal income tax has been recorded for the nine months ended September 30, 2000 as the net deferred tax asset is fully reserved because of the uncertainties regarding the Company's ability to utilize the asset in future years.

11. SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOWS

     Accounts payable at December 31, 1999 and September 30, 2000 include $9,096,776 and $23,512,954, respectively, of property and equipment additions. Additions to Property and Equipment of $98,209,298 in the consolidated statements of cash flows for the nine months ended September 30, 2000 include payments of accounts payable outstanding at December 31, 1999.

     Capital lease obligations of $146,379 were incurred during the nine months ended September 30, 1999.

12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 21, 2000. The company does not expect FIN 44 to have a material effect on its financial position, results of operations or cash flows.

     On December 3, 1999, the SEC released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On June 26, 2000, the SEC released SAB 101B, which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of this bulletin will not be material to its financial position, results or operations or cash flows.

     The Company does not believe that any other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are subject to various risks and uncertainties and are made pursuant to the "safe-harbor" provisions of the private Securities Litigation Reform Act of 1995. These statements are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management.

     A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: the Company's dependence on its affiliation with Sprint PCS; shifts in populations or network focus; changes or advances in technology; changes in Sprint's national service plans or fee structure with us; change in population; difficulties in network construction; increased competition in our markets; failure to consummate anticipated acquisitions or financings; effects of anticipated acquisitions and financing; and adverse changes in financial position, condition or results of operations. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from the Company's forward-looking statements, please refer to the Company's filings with the Securities and Exchange Commission, especially in the "risk factors" sections of the Company's Prospectuses filed on February 4, 2000, "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's Form 10-K for the year ended December 31, 1999 and the "risk factors" sections of the Company's subsequent filings with the Securities and Exchange Commission.

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

OVERVIEW

     Prior to January 1, 2000, we had limited operations, very limited revenues, significant losses, substantial future capital requirements and an expectation of continued losses. Because of significant operational results reflected in the September 30, 2000 financial statements presented in this quarterly report on Form 10-Q, a comparison of these results to the same period for 1999 may not be meaningful.

     Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing, to raise funds in the public market, to engineer our wireless system, to develop our business infrastructure and distribution channels and to begin the build-out of our portion of the Sprint PCS network. As of September 30, 2000, our accumulated deficit was $79.7 million. Through September 30, 2000, we incurred $200.3 million of capital expenditures and construction in progress related to the build-out of our portion of the Sprint PCS network. While we anticipate operating losses to continue, we expect revenue to increase substantially as the base of Sprint PCS subscribers located in our territory increases.

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

     We launched Sprint PCS service in our first market, Laredo, Texas, in June 1999, and have since commenced service in twelve additional markets:
Albuquerque, Santa Fe and Las Cruces, New Mexico, and El Paso, Lubbock, Amarillo, Midland, Odessa, Abilene, San Angelo, Eagle Pass and Del Rio, Texas. Our systems cover approximately 3.4 million residents out of approximately 4.1 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territory. As of September 30, 2000, we had 91,443 Sprint PCS subscribers based in our territory.

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

RESULTS OF OPERATIONS

  For the Quarter and Nine Months Ended September 30, 2000 Compared to the Quarter and Nine Months Ended September 30, 1999

     Alamosa launched its first wireless PCS network in Laredo, Texas, on June 21, 1999. Additionally, Alamosa launched wireless service in Las Cruces, New Mexico and El Paso, Lubbock, Amarillo, Midland and Odessa, Texas during the third quarter of 1999. Because of this very limited time of operations for the quarter and nine months ended September 30, 1999, comparisons with the same period of 2000 may not be meaningful.

     Net Loss. Our net loss for the quarter ended September 30, 2000 was $17,470,158 compared to our net loss of $11,925,857 for the quarter ended September 30, 1999. Our net loss for the nine months ended September 30, 2000 was $45,957,833 compared to our net loss of $17,688,419 for the nine months ended September 30, 1999.

     Service Revenues. Service revenues during the quarter and nine months ended September 30, 2000 in the amounts of $20,754,150 and $45,900,325, respectively, were comprised of subscriber revenue of $14,940,990 and $32,771,109, respectively, and roaming revenue of $5,813,160 and $13,129,216, respectively. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territory for monthly Sprint PCS service in our territory under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued on a month-to-month basis. We receive Sprint PCS roaming revenue at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territory use our portion of the Sprint PCS network.

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

     For the nine months ended September 30, 2000, average monthly revenue per user including roaming revenue was approximately $85. Without roaming revenue, average monthly revenue per unit was approximately $60. For the quarter ended September 30, 2000, our average monthly revenue per user including roaming revenue, was approximately $87 and without roaming revenue was approximately $63.

     Product Sales. 100% of the revenue from the sale through our retail stores (including sales to local indirects) of handsets and accessories net of an allowance for returns, are recorded as product sales. Product sales during the quarter ended September 30, 2000 totaled $2,228,949 as compared to $779,464 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, product sales totaled $6,001,373 compared to $813,052 for the same period of 1999. Sprint PCS's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

     Cost of Service and Operations. Expenses totaling $14,919,232 during the quarter ended September 30, 2000 related to providing wireless services to customers. These expenses totaled $1,559,553 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, these expenses totaled $33,369,794 and $2,227,872, respectively. Among these costs are the cost of operations, fees related to data transfer via T-1 and other transport lines, inter-connection fees, Sprint PCS roaming fees, non-Sprint PCS roaming fees and other expenses related to operations. We pay Sprint PCS roaming fees when Sprint PCS subscribers based in our territory use the Sprint PCS network outside of our territory. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territory use their network.

     Cost of Products Sold. The cost of products sold totaled $4,604,697 during the quarter ended September 30, 2000 and $1,811,780 for the quarter ended September 30, 1999. The cost of products sold totaled $11,636,860 and $1,844,238 for the nine months ended September 30, 2000 and 1999, respectively. These amounts include the total cost of accessories and handsets sold through our retail stores (including sales to local indirects). The cost of handsets exceeds the retail sales price because we subsidize the price of handsets for competitive reasons. The handset subsidy included in cost of products sold through our retail stores totaled $2,466,449 and $1,053,882 for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the handset subsidy totaled $5,823,615 and $1,059,968 for the nine months ended September 30, 1999.

     Selling and Marketing. Selling and marketing expenses totaled $11,566,835 during the quarter ended September 30, 2000 and $3,247,200 during the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, selling and marketing expenses totaled $25,761,765 and $4,203,078, respectively. Sales and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels and handset subsidy paid to Sprint PCS for customers based in our territory that purchase handsets through Sprint PCS or its national retailers. We incur handset subsidy expense, in addition to that incurred through our retail stores, from other sales channels such as E-commerce, telemarketing and Sprint PCS national resellers. The handset subsidy incurred from sources other than our retail stores is included in selling and marketing. The amount of handset subsidy included in selling and marketing totaled $970,738 for the quarter ended September 30, 2000 and $300,771 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, handset subsidy included in selling and marketing totaled $3,232,415 and $343,494, respectively.

     General and Administrative Expenses. General and administrative expenses include corporate costs and expenses other than those related to Cost of Operations and Selling and Marketing. These expenses totaled $2,986,753 for the quarter ended September 30, 2000 and $1,723,650 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, these expenses amounted to $6,443,953 and $3,149,453 for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, we incurred significant general and administrative expenses related to the development of our system. Virtually all of these expenses related to the start-up of the business and were expensed according to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

     Non-cash Compensation Expense. Non-cash compensation expense totaled $511,116 for the quarter ended September 30, 2000 and $4,028,205 for the quarter ended September 30, 1999. For employees and non-employee directors, this expense was determined using the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and was based on the estimated intrinsic value of the options at the measurement date. The estimated intrinsic value represents the excess of the estimated fair value over the exercise price of the option. For other non-employees, this expense was determined using provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Total non-cash compensation expense recognized for the nine months ended September 30, 2000 was $5,404,862 and $6,822,037 for the nine months ended September 30, 1999.

     Related Party Expenses. Related party expenses totaled $550,743 for the quarter ended September 30, 2000 and $428,983 for the quarter ended September 30, 1999. Related party expenses totaled $1,466,950 and $654,135 for the nine month periods ended September 30, 2000 and 1999, respectively, and was primarily comprised of information technology and other professional consulting expenses incurred in connection with a contract between us and a telecommunications engineering and consulting firm. Several key officers and owners of this consulting firm have an equity ownership interest in us.

     Depreciation and Amortization. Depreciation and amortization during the quarter ended September 30, 2000 totaled $3,015,497 and $809,680 for the quarter ended September 30, 1999. For the nine month periods ended September 30, 2000 and 1999, depreciation and amortization expenses totaled $7,763,434 and $936,736, respectively. Depreciation is calculated using the straight-line method over the useful life of the asset. We begin to depreciate the assets for each market only after we launch that market.

     Interest and Other Income. Interest and other income totaled $4,112,352 and $103,675 during the quarters ended September 30, 2000 and 1999, respectively, and $10,834,815 and $444,746 for the nine months ended September 30, 2000 and 1999, respectively. Interest and other income generally have been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

     Interest Expense. Interest expense totaled $6,961,479 during the quarter ended September 30, 2000 and $750,489 for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, interest expense totaled $18,313,678 as compared to $885,868 for the same period of 1999. Interest expense in 2000 is primarily due to the accretion of interest related to the Senior Discount Notes. Interest expense in 1999 was the result of debt outstanding on a bank line of credit and the EDC credit facility.

INCOME TAXES

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The deferred tax asset generated, primarily from temporary differences related to the treatment of start-up costs, unearned compensation and from net operating loss carry forwards, was offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception we have financed our operations through capital contributions from our owners, through debt financing and through proceeds generated by our initial public offering. On February 8, 2000 Alamosa entered into an Amended and Restated Credit Agreement with Nortel, and on June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation on the same date we entered into a Second Amended and Restated Credit Agreement with EDC (the "EDC Credit Facility").

     The EDC Credit Facility was reduced by $75 million from the issuance of Senior Discount Notes, such that the EDC Credit Facility provides advancing term loan facilities in the aggregate principal amount of $175 million. Terms and conditions of the EDC Credit Facility after entering into the Second Amended and Restated Agreement with to EDC are substantially the same as the terms and conditions of the Nortel credit facility before the assignment and amendments. However, the Company is no longer required to maintain a $1 million cash balance as collateral against the EDC Credit Facility.

     As of September 30, 2000, approximately $4.5 million of the $175 million EDC Credit Facility had been drawn. The terms of the facility do not require cash interest payments until the end of the calendar quarter that includes the earliest of the following:

     - February 8, 2001, if we have not borrowed at least an additional approximately $45.5 million under the EDC Credit Facility by February 8, 2001;

     - the date the Tranche C Commitment is fully funded; or

     - August 8, 2002.

     Principal payments are scheduled to begin on:

     - March 31, 2001, if we have not borrowed at least an additional approximately $45.5 million under the EDC Credit Facility by February 8, 2001; or

     - September 30, 2002.

     The EDC Credit Facility will be used to purchase equipment, pay interest and cover approved working capital costs. Pursuant to the Nortel equipment agreement, we are required to purchase a total of $167.0 million of equipment and services from Nortel, and as of September 30, 2000, we had remaining commitments of $39 million under the equipment agreement.

     The Senior Discount Notes (the "Notes") mature in ten years (February 15,
2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually.

     Net cash used in operating activities was $15,175,605 and $9,338,888 for the nine months ended September 30, 2000 and 1999, respectively, and were primarily attributable to operating losses and working capital needs.

     Net cash used in investing activities was $121,269,132 for the nine months ended September 30, 2000, and $18,784,600 the nine months ended September 30, 1999. The cash used for the nine months ended September 30, 2000 was related primarily to the purchase of office equipment and network infrastructure needed to construct our portion of the Sprint PCS network and the payment for network buildout and related costs under notes receivable from Roberts Wireless Communications L.L.C. and its owners. The cash used for the nine months ended September 30, 1999 was primarily related to constructing our portion of the Sprint PCS network and office equipment.

     Net cash provided by financing activities for the nine months ended September 30, 2000 was $303,422,504, consisting primarily of net proceeds of approximately $195.0 million from our initial public offering and net proceeds of approximately $181.0 million related to the issuance of Senior Discount Notes, both of which occurred in February 2000. Net cash provided by financing activities was $22,048,720 for the nine months ended September 30, 1999 and was primarily related to capital contributions by our investors and borrowings from our Nortel credit facility.

     As of September 30, 2000, the primary sources of liquidity for Alamosa were approximately $173 million in cash and approximately $170 million of unused capacity under the $175.0 million EDC Credit Facility.

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

     On July 31, 2000, Holdings signed definitive agreements to merge two Sprint PCS affiliates, Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW") into its operations. Roberts has a management agreement with Sprint PCS to provide personal communications services to approximately 2.5 million residents primarily in the state of Missouri. WOW has a similar management agreement with Sprint PCS to provide services to approximately 1.5 million people primarily in Washington and Oregon.

     Each of these agreements is subject to the customary conditions to closing, and there is no guarantee that they will close on schedule or at all. It is anticipated that both of these transactions will be accounted for under the purchase accounting method.

     The consummation of these transactions contemplates a merger of the Company, pursuant to which the Company, Roberts and WOW will become subsidiaries of a new holding company, Alamosa Holdings, Inc. ("Superholdings"), and the Company's stockholders will become stockholders of Superholdings.

     Roberts is a wholly owned subsidiary of Roberts Wireless Holdings, L.L.C. ("Roberts Holdings"). Pursuant to the Roberts merger agreement, the members of Roberts Holdings will receive 13.5 million shares of Superholdings and approximately $4.0 million in cash. Superholdings will assume the net debt of Roberts in the transaction, which amounted to approximately $56.0 million as of September 30, 2000.

     WOW is a wholly owned subsidiary of WOW Holdings, LLC ("WOW Holdings"). Pursuant to the WOW merger agreement, the members of WOW Holdings will receive
6.05 million shares of Superholdings and $12.5 million in cash. Superholdings will assume the net debt of WOW in the transaction, which amounted to approximately $30 million as of September 30, 2000.

     In addition, on July 31, 2000, Operations entered into services agreements with Roberts and WOW, effective July 31, 2000 and September 1, 2000, respectively, whereby Operations began to manage the operations of Roberts and WOW, pending completion of the mergers. Operations provides various services in connection with the operation of Robert's and WOW's businesses, including (a) all network management services, (b) management of all sales and marketing services, (c) through the management agreements with Sprint PCS, customer card, billing, and other services, and (d) certain general and administrative, executive, financial and accounting, human resources, legal and other professional and forecasting services. Under the terms of the agreement, Roberts and WOW will each pay Operations a management fee of $100,000 per month for the services provided by Operations and each reimburses Operations for certain costs and expenses incurred or paid by Operations in providing these services.

     The terms of the Roberts and WOW services agreements began on July 31, 2000 and September 1, 2000, respectively, and will end upon the completion of the respective mergers, subject to earlier termination in certain circumstances.

     Also on July 31, 2000, Roberts and Operations entered into a loan agreement whereby Operations will lend up to $20 million to Roberts, to be used only for the purpose of funding Roberts' working capital needs from July 31, 2000 through the completion of the Roberts merger. As of September 30, 2000, approximately $15 million had been funded under the Roberts loan agreement. In connection with the Roberts loan agreement, Roberts assumed certain obligations of the members of Roberts Holdings under the loan agreement between the members of Roberts Holdings (as borrowers) and Operations (as lender), to the extent the proceeds of that loan were used to make capital contributions to Roberts.

     The Roberts loan bears interest at the prime rate and is due six months after the termination of the Roberts reorganization agreement, upon acceleration, or upon demand.

     In connection with the Roberts loan agreement, the members of Roberts Holdings entered into an agreement providing that, if the Roberts merger is not completed, all sums due under the Roberts loan agreement and related documents are not paid in full to Operations, and certain liens and security interests are not released, the members of Roberts Holdings will jointly and severally convey to Operations all or a portion of their respective membership interests in Roberts so that Operations owns on a fully diluted basis, 15% of the total membership interests in Roberts, free and clear of all liens and encumbrances.

     When the Roberts merger is completed, all amounts due to Operations by Roberts under the Roberts loan agreement may at Operations' option, either (a) be deemed paid in full (in such case, this loan will be characterized as capital contributions by Operations to Roberts), or (b) remain a debt obligation of Roberts, subject to a subordination agreement in favor of the senior lender to Superholdings.

     On July 31, 2000, Operations entered into a loan agreement with the owners of Roberts for $4 million, which is an estimate of the cash that will be due to the owners at the closing of the merger.

     Also, on July 31, 2000, WOW and Operations entered into a loan agreement whereby Operations will lend up to $11 million to WOW to be used only for the purposes of (a) satisfying certain capital contribution requirements under WOW's operating agreement, and (b) funding WOW's working capital needs from July 31, 2000 through the completion of the WOW merger. As of September 30, 2000, no amount had been funded under the WOW loan agreement.

     The WOW loan bears interest at the prime rate and is due 30 days after the termination of the WOW reorganization agreement or upon demand. Operations is not obligated to make any advances under the WOW loan agreement until it has received certain consents. This loan is guaranteed by certain members of WOW Holdings.

     When the WOW merger is completed, all amounts due to Operations by WOW under the WOW loan agreement may, at Operations' option either, (a) be deemed paid in full (in such case, this loan will be characterized as capital contribution by Operations to WOW), or (b) remain a debt obligation of WOW, subject to a subordination agreement in favor of the senior lender to Superholdings.

     On July 31, 2000, the Company received a financing commitment from an investment banking firm for a new $200 million senior secured credit facility, to be made to a subsidiary of a newly formed holding company of the Company. The facility is to be used to fund the cash portion of the consideration to be paid in the Roberts and WOW mergers and to fund the working capital and build-out needs of Roberts and WOW, including the refinancing of existing indebtedness of Roberts and WOW. The term of the facility, which is composed of two tranches, is anticipated to be for seven years and the interest rate is to be determined. The facility is anticipated to require a commitment fee and arrangement fees as well as warrants representing two percent of the Company's stock. These warrants, which are anticipated to have an exercise price of 20% over the average closing price per share of Holdings common stock for the 20 days prior to but excluding the date of closing, as quoted on the Nasdaq National Market, are anticipated to be capable of being eliminated by the infusion of an additional $75 million of equity into the subsidiary. The facility will require the Company and/or its subsidiary to maintain certain financial covenants. The financing commitment is subject to the certain conditions to closing, and there is no guarantee that it will close on schedule or at all.

INFLATION

     Management believes that inflation has not had, and is not likely to have, a material adverse effect on our results of operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of

APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000; however, certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation will be recognized on a prospective basis from July 21, 2000. The company does not expect FIN 44 to have a material effect on its financial position, results of operations or cash flows.

     On December 3, 1999, the SEC released Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin established more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunications services. On June 26, 2000, the SEC released SAB 101B, which delays the required implementation of SAB 101 until no later than the fourth quarter of fiscal years ending December 31, 2000. The Company believes that the effects of this bulletin will not be material to its financial position, results or operations or cash flows.

     The Company does not believe that any other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

DESCRIPTION OF OUR INDEBTEDNESS

     We entered into a credit agreement effective June 10, 1999 with Nortel for $123 million. On February 8, 2000, we entered into an Amended and Restated Credit Agreement with Nortel to increase the amount of the credit agreement to $250.0 million. As of June 23, 2000, we had borrowed $79.6 million under the facility and repaid $75 million, which reduced the facility to $175 million. We agreed that this $75 million would not be reborrowed from Nortel. On June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation ("EDC"). Pursuant to our equipment agreement with Nortel, we are required to purchase a total of $167.0 million of equipment and services from Nortel, $39 million of which we were still required to purchase as of September 30, 2000.

     On December 23, 1999, Holdings filed a registration statement with the SEC for the issuance of $350 million face amount of Senior Discount Notes (the "Notes Offering"). The Notes Offering was completed on February 4, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximately $6.5 million.

     For more information regarding the EDC Credit Facility, the consent and agreement between Sprint PCS and Nortel regarding the rights and remedies of Sprint PCS and Nortel, and our senior discount notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of the Company's 1999 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For the quarter ended September 30, 2000, we did not experience any material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in our 1999 Annual Report on Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     We commenced our initial public offering on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-89995, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. In the offering, we registered and sold an aggregate of 12,321,100 shares of our common stock, including 1,607,100 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. The aggregate price of the shares offered and sold was approximately $208.6 million. Our net proceeds, after accounting for approximately $13.6 million in underwriting discounts, commissions and other third party expenses, were approximately $195 million.

     We commenced our sale of the senior discount notes on February 3, 2000 pursuant to a Registration Statement on Form S-1, file no. 333-93499, that was declared effective on February 2, 2000. On February 8, 2000, we consummated the offering. In the offering, we registered and sold $350 million aggregate principal amount at maturity of the senior discount notes at an aggregate price to the public of $187.1 million. Our net proceeds from the sale of the senior discount notes, after accounting for approximately $6.5 million in underwriting discounts and commissions and other third party expenses, were approximately $181 million.

     As of September 30, 2000, approximately $173 million of the net proceeds from the sales of the registered securities had been used, including $75 million used to repay the indebtedness outstanding under the EDC Credit Facility, $4 million of origination fees in connection with the EDC Credit Facility and $94 million for capital expenditures and working capital purposes. The balance of the net proceeds were invested in short-term interest-bearing investment grade securities.

     None of the net offering proceeds was, directly or indirectly, paid by us to our directors or officers (other than pursuant to ordinary compensation arrangements) or their associates, persons owning 10% or more of any class of our securities, or our affiliates, except that portions of the proceeds of the offering will be paid to CHR Solutions in connection with the build out of our network. Mr. David Sharbutt, Holdings' chairman and chief executive officer, is also a senior consultant, director and shareholder of CHR Solutions. For the nine months ended September 30, 2000, the Company has paid approximately $4.7 million to CHR Solutions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Reports on Form 8-K:

         On July 28, 2000, Holdings filed a Current Report on Form 8-K (Item 5) to report its press release on July 27, 2000 that announced its second quarter earnings. This Form 8-K contains certain consolidated statements of operations and consolidated balance sheets to report Holdings' quarterly financial information.

         On July 31, 2000, Holdings filed a Current Report on Form 8-K (Item 5) to report its press release on July 31, 2000 that announced the execution of definitive agreements to merge Roberts Wireless Communications, L.L.C., a Missouri limited liability company, and Washington Oregon Wireless, LLC, an Oregon limited liability company, into Holdings' operations. No financial statements were filed with this Form 8-K.

     (b) Exhibits:

           2.1           -- Agreement and Plan of Reorganization, dated as of July
                            31, 2000, by and among Alamosa PCS Holdings, Inc.,
                            Alamosa Holdings, Inc., and Alamosa Sub I, Inc.
           2.2           -- Amended and Restated Agreement and Plan of
                            Reorganization, dated as of July 31, 2000, by and among
                            Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc.,
                            Alamosa Sub I, Inc., Roberts Wireless Communications,
                            L.L.C., and Members of Roberts Wireless Communications,
                            L.L.C.
           2.3           -- Amended and Restated Agreement and Plan of
                            Reorganization, dated as of July 31, 2000, by and among
                            Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc.,
                            Alamosa Sub I, Inc., Washington Oregon Wireless, LLC,
                            Members of Washington Oregon Wireless, LLC and WOW
                            Holdings, LLC.
          10.1           -- Second Amended and Restated Credit Agreement, dated as of
                            June 23, 2000, by and among Alamosa PCS, Inc., as
                            borrower, Alamosa PCS Holdings, Inc., Texas
                            Telecommunications, LP, Alamosa Wisconsin Limited
                            Partnership, Alamosa Delaware GP, LLC, Alamosa Finance,
                            LLC and Alamosa Limited, LLC as guarantors and Export
                            Development Corporation, as administrative agent, for a
                            $250,000,000 credit facility.
          10.2           -- Amended and Restated Employment Agreement, effective as of October 1, 1999, by and between Alamosa PCS, LLC and
                            W. Don Stull.
          10.3           -- Amended and Restated Consent and Agreement, dated as of
                            February 8, 2000, by and between Nortel Networks, Inc.,
                            Sprint Spectrum, LP, Sprint Communications Company, LP,
                            WirelessCo, LP, Cox Communications PCS, L.P., Cox PCS
                            License, LLC and SprintCom, Inc.
          10.4           -- Consent and Agreement, dated as of February 8, 2000, by and between Nortel Networks, Inc., Sprint Spectrum, LP,
                            Sprint Communications Company, LP and WirelessCo, LP.
          10.5           -- Employment Agreement effective as of June 1, 2000, by and between Alamosa PCS Holdings, Inc., Texas
                            Telecommunications, LP and Loyd Rinehart.
          10.6           -- Services Agreement, dated as of July 31, 2000, by and
                            between Alamosa Operations, Inc. and Washington Oregon
                            Wireless, LLC.
          10.7           -- Services Agreement, dated as of July 31, 2000, by and
                            between Alamosa Operations, Inc. and Roberts Wireless
                            Communications, L.L.C.
          10.8           -- Loan Agreement, dated as of July 31, 2000, between
                            Alamosa Operations, Inc., as lender, and Washington
                            Oregon Wireless, LLC, as borrower.
          10.9           -- Loan Agreement, dated as of July 31, 2000, by and between
                            Alamosa Operations, Inc., as lender, and Roberts Wireless
                            Communications, L.L.C., as borrower.
          27.1           -- Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALAMOSA PCS HOLDINGS, INC.,
                                            Registrant

                                            /s/ DAVID E. SHARBUTT
                                            ------------------------------------
                                            David E. Sharbutt
                                            Chairman of the Board of Directors
                                            and
                                            Chief Executive Officer (Principal
                                            Executive Officer)

                                            /s/ KENDALL W. COWAN
                                            ------------------------------------
                                            Kendall W. Cowan
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

November 7, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           2.1           -- Agreement and Plan of Reorganization, dated as of July
                            31, 2000, by and among Alamosa PCS Holdings, Inc.,
                            Alamosa Holdings, Inc., and Alamosa Sub I, Inc.
           2.2           -- Amended and Restated Agreement and Plan of
                            Reorganization, dated as of July 31, 2000, by and among
                            Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc.,
                            Alamosa Sub I, Inc., Roberts Wireless Communications,
                            L.L.C., and Members of Roberts Wireless Communications,
                            L.L.C.
           2.3           -- Amended and Restated Agreement and Plan of
                            Reorganization, dated as of July 31, 2000, by and among
                            Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc.,
                            Alamosa Sub I, Inc., Washington Oregon Wireless, LLC,
                            Members of Washington Oregon Wireless, LLC and WOW
                            Holdings, LLC.
          10.1           -- Second Amended and Restated Credit Agreement, dated as of
                            June 23, 2000, by and among Alamosa PCS, Inc., as
                            borrower, Alamosa PCS Holdings, Inc., Texas
                            Telecommunications, LP, Alamosa Wisconsin Limited
                            Partnership, Alamosa Delaware GP, LLC, Alamosa Finance,
                            LLC and Alamosa Limited, LLC as guarantors and Export
                            Development Corporation, as administrative agent, for a
                            $250,000,000 credit facility.
          10.2           -- Amended and Restated Employment Agreement, effective as of October 1, 1999, by and between Alamosa PCS, LLC and
                            W. Don Stull.
          10.3           -- Amended and Restated Consent and Agreement, dated as of
                            February 8, 2000, by and between Nortel Networks, Inc.,
                            Sprint Spectrum, LP, Sprint Communications Company, LP,
                            WirelessCo, LP, Cox Communications PCS, L.P., Cox PCS
                            License, LLC and SprintCom, Inc.
          10.4           -- Consent and Agreement, dated as of February 8, 2000, by and between Nortel Networks, Inc., Sprint Spectrum, LP,
                            Sprint Communications Company, LP and WirelessCo, LP.
          10.5           -- Employment Agreement effective as of June 1, 2000, by and between Alamosa PCS Holdings, Inc., Texas
                            Telecommunications, LP and Loyd Rinehart.
          10.6           -- Services Agreement, dated as of July 31, 2000, by and
                            between Alamosa Operations, Inc. and Washington Oregon
                            Wireless, LLC.
          10.7           -- Services Agreement, dated as of July 31, 2000, by and
                            between Alamosa Operations, Inc. and Roberts Wireless
                            Communications, L.L.C.
          10.8           -- Loan Agreement, dated as of July 31, 2000, between
                            Alamosa Operations, Inc., as lender, and Washington
                            Oregon Wireless, LLC, as borrower.
          10.9           -- Loan Agreement, dated as of July 31, 2000, by and between
                            Alamosa Operations, Inc., as lender, and Roberts Wireless
                            Communications, L.L.C., as borrower.
          27.1           -- Financial Data Schedule.