Form 10-Q
period 2001-06-30
ALAMOSA DELAWARE INC
filed 2001-08-10
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001.

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

YES X  NO
-------------

As of August 9, 2001, approximately 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

The Registrant meets the conditions set forth in General Instructions H(1) of Form 10-Q and is filing this form with the reduced disclosure pursuant to General Instructions H(2)(b) and H(2)(c).

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000................................. 3

           Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000, (unaudited)... 4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000, (unaudited)............. 5

           Notes to the Consolidated Financial Statements................................................................. 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................................21

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................................21

Item 2.    Changes in Securities and Use of Proceeds......................................................................21

Item 3.    Defaults Upon Senior Securities................................................................................21

Item 4.    Submission of Matters to a Vote of Security Holders............................................................21

Item 5.    Other Information..............................................................................................21

Item 6.    Exhibits and Reports on Form 8-K...............................................................................22

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                           June 30, 2001      December 31, 2000
                                                                          ---------------     -----------------
ASSETS                                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                             $       122,092       $     141,768
    Short-term investments                                                             --               1,600
    Accounts receivable, net of allowance for doubtful accounts of
        $3,801 and $1,503, respectively                                            39,906              14,747
    Inventory                                                                       4,425               2,753
    Prepaid expenses and other assets                                               4,539               3,027
    Deferred tax asset                                                              1,762                  --
    Interest receivable                                                             1,169               1,046
                                                                          ---------------       -------------
        Total current assets                                                      173,893             164,941
Property and equipment, net                                                       410,432             228,983
Notes receivable                                                                       --              46,865
Debt issuance costs, net                                                           27,378              13,108
Restricted cash                                                                    70,727                  --
Goodwill and intangible assets, net                                               856,141                  --
Other noncurrent assets                                                             4,117               4,501
                                                                          ---------------       -------------
        Total assets                                                      $     1,542,688       $     458,398
                                                                          ===============       =============
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                 $        78,450       $      61,167
    Accrued interest payable                                                       15,001                 219
    Current installments of capital leases                                            138                  36
                                                                          ---------------       -------------
        Total current liabilities                                                  93,589              61,422

12 7/8% senior discount notes                                                     222,807             209,280
12 1/2% senior notes                                                              250,000                  --
Senior secured credit facility                                                    203,000                  --
EDC credit facility                                                                    --              54,524
Deferred tax liability                                                            153,294                  --
Capital lease obligations, noncurrent                                               1,506               1,039
Other noncurrent liabilities                                                        3,040                 735
                                                                          ---------------       -------------
        Total liabilities                                                         927,236             327,000
                                                                          ---------------       -------------
Commitments and contingencies                                                          --                  --

Stockholder's equity:
    Preferred stock, $.01 par value, 1,000 shares authorized;
        no issued                                                                      --                  --
    Common stock, $.01 value; 9,000 shares authorized, 100 issued
        and outstanding                                                                --                  --
    Additional paid-in capital                                                    791,932             246,459
    Accumulated deficit                                                          (175,716)           (113,948)
    Accumulated other comprehensive income, net of tax                                166                  --
    Unearned compensation                                                            (930)             (1,113)
                                                                          ---------------       -------------
        Total stockholder's equity                                                615,452             131,398
                                                                          ---------------       -------------
        Total liabilities and stockholder's equity                        $     1,542,688       $     458,398
                                                                          ===============       =============

         The accompanying notes are an integral part of the consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                 For the three months ended         For the six months ended
                                                                          June 30,                          June 30,
                                                                ----------------------------      ---------------------------
                                                                    2001             2000             2001            2000
                                                                ------------      ----------      -----------     -----------
Revenues:
   Subscriber revenues                                          $     53,305      $   11,734      $    83,813     $    19,514
   Roaming and travel revenues                                        24,198           3,630           35,609           6,147
                                                                ------------      ----------      -----------     -----------
     Total service revenues                                           77,503          15,364          119,422          25,661
   Product sales                                                       6,032           2,189            9,947           3,772
                                                                ------------      ----------      -----------     -----------
     Total revenue                                                    83,535          17,553          129,369          29,433
                                                                ------------      ----------      -----------     -----------
Costs and expenses:
   Cost of service and operations
     (including non-cash compensation of $0 and $159 for the
     three months ended June 30, 2001 and 2000, respectively,
     and $0 and $615 for the six months ended June 30, 2001
     and 2000, respectively)                                          53,933          11,208           86,202          19,066
   Cost of product sold                                               10,526           3,705           18,559           7,032
   Selling and marketing                                              24,794           8,058           43,276          14,709
   General and administrative expenses
     (including non-cash compensation of $0 and $762 for the
     three months ended June 30, 2001 and 2000, respectively,
     and $183 and $4,279 for the six months ended June 30,
     2001 and 2000, respectively)                                      3,351           2,835            7,257           7,736
   Depreciation and amortization                                      25,235           2,491           37,171           4,748
                                                                ------------      ----------      -----------     -----------
     Total costs and expenses                                        117,839          28,297          192,465          53,291
                                                                ------------      ----------      -----------     -----------

     Loss from operations                                            (34,304)        (10,744)         (63,096)        (23,858)
   Interest and other income                                           2,467           4,408            8,188           6,722
   Interest expense                                                  (19,947)         (6,572)         (34,663)        (11,352)
                                                                ------------      ----------      -----------     -----------
     Net loss before income tax benefit and
     extraordinary item                                              (51,784)        (12,908)         (89,571)        (28,488)

   Income tax benefit                                                 17,448              --           31,306              --
                                                                ------------      ----------      -----------     -----------
     Net loss before extraordinary item                              (34,336)        (12,908)         (58,265)        (28,488)

   Loss on debt extinguishment, net of tax
   benefit of $1,969                                                      --              --           (3,503)             --
                                                                ------------      ----------      -----------     -----------

     Net loss                                                   $    (34,336)     $  (12,908)     $   (61,768)    $   (28,488)
                                                                ============      ==========      ===========     ===========

                     The accompanying notes are an integral part of the consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                Six months ended June 30,
                                                                         -------------------------------------
                                                                                2001                2000
                                                                         -----------------     ---------------
Cash flows from operating activities:
Net loss                                                                 $      (61,768)       $      (28,488)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Income tax benefit                                                           (33,275)                   --
   Non-cash compensation expense                                                    183                 4,894
   Depreciation and amortization                                                 17,971                 4,748
   Amortization of goodwill                                                      19,200                    --
   Bad debt expense                                                                 713                   514
   Amortization of debt issuance costs                                            1,163                   653
   Deferred interest expense                                                     13,527                10,346
   Loss on debt extinguishment                                                    5,472                    --
   Loss from disposition of interest rate cap agreements                             --                   266
   Loss from disposition of assets                                                   39                    54
   (Increase) decrease in asset accounts, net of effects
     from acquisitions
     Accounts receivable                                                        (15,995)                 (158)
     Inventory                                                                    1,652                 3,626
     Prepaid expenses and other assets                                             (131)                 (116)
   Increase (decrease) in liability accounts, net of effects
     from acquisitions:
     Accounts payable and accrued expenses                                       (9,165)                  891
                                                                         --------------        --------------

     Net cash used in operating activities                                      (60,414)               (2,770)
                                                                         ---------------       ---------------
Cash flows from investing activities:
   Additions to property and equipment                                          (72,852)              (44,049)
   Repayment of notes receivable                                                 11,860                   100
   Cash paid for business acquisitions                                          (37,617)                   --
   Sale (purchase) of short term investments                                      1,600               (21,841)
                                                                         --------------        --------------

     Net cash used in investing activities                                      (97,009)              (65,790)
                                                                         --------------        --------------
Cash flows from financing activities:
   Equity offering proceeds                                                          --               208,589
   Equity offering costs                                                             --               (13,599)
   Issuance of 12 7/8% senior discount notes                                         --               187,096
   Issuance of 12 1/2% senior notes                                              242,500                   --
   Issuance of senior secured credit facility                                   203,000                    --
   Repayment of debt assumed through acquisitions                              (169,060)                   --
   Debt issuance costs                                                          (13,404)              (10,763)
   Stock options exercised                                                            4                   619
   Proceeds from issuance of long-term debt                                          --                 7,758
   Repayments of long-term debt                                                 (54,524)              (76,239)
   Change in restricted cash                                                    (70,727)                  518
   Payments on capital leases                                                       (42)                  (10)
   Interest rate cap premiums                                                        --                   (27)
                                                                         --------------        ---------------

     Net cash provided by financing activities                                  137,747               303,942
                                                                         --------------        --------------
Net increase (decrease) in cash and cash equivalents                            (19,676)              235,382
Cash and cash equivalents at beginning of period                                141,768                 5,656
                                                                         --------------        --------------
Cash and cash equivalents at end of period                               $      122,092        $      241,038
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

                            ALAMOSA (DELAWARE), INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet as of June 30, 2001, the unaudited consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, the unaudited consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. The financial information presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

2.       ORGANIZATION AND BUSINESS OPERATIONS

         Alamosa (Delaware), Inc. ("Alamosa (Delaware)") is a wholly owned subsidiary of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings"), which is a wholly owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings shares of common stock are quoted on The Nasdaq National Market under the symbol "APCS." Alamosa (Delaware) is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States.

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

         On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings and its subsidiaries pursuant to a reorganization transaction in which a wholly owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock. On that day the Company also completed its acquisitions of two Sprint PCS affiliates. The Company acquired Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). On March 30, 2001, the Company acquired Southwest PCS Holdings, Inc. ("Southwest").


3.       CAPITAL REORGANIZATION

         As described in Note 2, in December 2000, the capital stock of Alamosa (Delaware) was converted into shares of a new holding company with Alamosa (Delaware) surviving. Following this transaction, the capital stock consisted of 9,000 shares of common stock, par value $0.01 per share authorized and 100 shares outstanding, and 1,000 shares of preferred stock, $0.01 par value per share authorized and no shares outstanding. As a result of this transaction, all of the Alamosa (Delaware) common stock is owned by Alamosa PCS Holdings. However, Alamosa (Delaware) remains the issuer of the 2000 Senior Discount Notes. On July 5, 2001 the Alamosa (Delaware) charter was amended to reduce the number of authorized common shares from 9,000 to 1,000 and to eliminate the preferred stock.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


4.       NOTES RECEIVABLE

         ROBERTS - On July 31, 2000, Alamosa Holdings' subsidiary, Alamosa Operations, Inc. ("Operations") entered into a loan agreement with Roberts whereby Operations agreed to lend up to $26.6 million to be used only for the purpose of funding Roberts' working capital needs from July 31, 2000 through the completion of the Roberts merger, as described in Note 5. Also on July 31, 2000, Operations entered into a loan agreement with the owners of Roberts for $15 million, which was fully repaid at February 14, 2001, when the merger closed.

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


5. MERGERS WITH ROBERTS WIRELESS COMMUNICATIONS, L.L.C., WASHINGTON OREGON WIRELESS, LLC, AND SOUTHWEST PCS HOLDINGS, INC.

         As of the end of the first quarter of 2001, Alamosa Holdings completed the acquisitions of three Sprint PCS network partners. On February 14, 2001, Alamosa Holdings completed its acquisition of Roberts and WOW. In connection with the Roberts and WOW acquisitions, Alamosa Holdings entered into a new senior secured credit facility for up to $280 million. On March 30, 2001, Alamosa Holdings completed its acquisition of Southwest. In connection with the Southwest acquisition, Alamosa Holdings increased the senior secured credit facility from $280 million to $333 million. Each of these transactions was accounted for under the purchase method of accounting.

         The merger consideration in the Roberts acquisition consisted of 13.5 million common shares of Alamosa Holdings and approximately $4.0 million in cash. Alamosa Holdings also assumed the net debt of Roberts in the transaction, which amounted to approximately $57 million as of February 14, 2001.

         The merger consideration in the WOW acquisition consisted of 6.05 million common shares of Alamosa Holdings and approximately $12.5 million in cash. Alamosa Holdings also assumed the net debt of WOW in the transaction, which amounted to approximately $31 million as of February 14, 2001.

         The merger consideration in the Southwest acquisition consisted of 11.1 million common shares of Alamosa Holdings and approximately $5.0 million in cash. Alamosa Holdings also assumed the net debt of Southwest in the transaction, which amounted to approximately $81 million as of March 30, 2001.

         The Company has obtained preliminary independent valuations of Roberts and WOW to allocate the purchase price and is in the process of obtaining an independent valuation of Southwest. The results of the preliminary valuations are as follows (in thousands):

            Current assets                                      $    15,357
            Property, plant and equipment                           129,154
            Goodwill                                                127,440
            Sprint affiliation and other agreements                 525,488
            Subscriber base acquired                                 37,700
                                                                -----------
            Net book value of assets acquired,
                including intangibles                           $   835,139
                                                                ===========

         As a result of the acquisitions, the Company recorded goodwill and intangibles of $875.3 million. This amount includes a deferred tax liability of $184.7 million which was recorded for the differences between the estimated fair value and tax bases of the assets acquired and liabilities assumed. Additionally, this amount includes $37.7 million which is attributable to the subscribers acquired with the mergers. The subscriber base will be amortized over 3 years, which approximates the average life of the Company's customer and the remaining goodwill and other intangibles will be amortized over 18 years, which approximates the remaining life of the initial term of the assumed Sprint PCS contracts.

         The unaudited pro forma condensed consolidated statements of income for the three and six months ended June 30, 2001 and 2000 set forth below, present the results of operations as if the acquisitions had occurred at the

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                      For the six months ended
                                                               June 30,
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------
                                                           (in thousands)
          Total revenues                            $   148,292     $    43,767
                                                    ===========     ===========
          Net loss before income tax benefit
             and extraordinary item                 $  (113,306)    $   (80,830)
          Income tax benefit                             39,123          20,643
                                                    -----------     -----------
          Net loss before extraordinary item            (74,183)        (60,187)
          Loss on debt extinguishment,
             net of tax benefit of $1,969                (3,503)             --
                                                    -----------     -----------
          Net loss                                  $   (77,686)    $   (60,187)
                                                    ===========     ===========


6.       ACCUMULATED DEPRECIATION AND AMORTIZATION

         Property and equipment are stated net of accumulated depreciation of $33.4 million and $15.6 million at June 30, 2001 and December 31, 2000, respectively. Additionally, goodwill and other intangibles are stated net of accumulated amortization of $19.2 million and $0 million at June 30, 2001 and December 31, 2000, respectively


7.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                           June 30, 2001    December 31, 2000
                                                           -------------    -----------------
         12 7/8% senior discount notes                      $  222,807          $  209,280
         12 1/2% senior notes                                  250,000                  --
         Senior secured credit facility                        203,000                  --
         EDC credit facility                                        --              54,524
                                                            ----------          ----------
            Total debt                                         675,807             263,804
         Less current maturities                                    --                  --
                                                            ----------          ----------
         Long-term debt, excluding current maturities       $  675,807          $  263,804
                                                            ==========          ==========

         12 7/8% SENIOR DISCOUNT NOTES

         On December 23, 1999, Alamosa (Delaware) Inc. filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of senior discount notes (the "12 7/8% Notes Offering"). The 12 7/8% Notes Offering was completed on February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximate $6.1 million. The 12 7/8% Senior Discount Notes mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8%, and provides for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the 12 7/8% Senior Discount Notes Offering were used to prepay $75 million of the Nortel credit facility, to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         12 1/2% SENIOR NOTES

         On January 31, 2001, Alamosa (Delaware) consummated the offering (the "12 1/2% Notes Offering") of $250 million aggregate principal amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning oN August 1, 2001. The net proceeds from the sale of the 12 1/2% Senior Notes were approximately $241 million, afteR deducting the discounts and commission to the initial purchasers and estimated offering expenses.

         Approximately $59 million of the proceeds of the 12 1/2% Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes, and the balance will be used for generaL corporate purposes of Alamosa (Delaware), including, accelerating coverage within the existing territories of Alamosa (Delaware); the build-out of additional areas within its existing territories; expanding its existing territories; and pursuing additional telecommunications business opportunities or acquiring other telecommunications businesses or assets.


         SENIOR SECURED CREDIT FACILITY

         On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. At that time, all covenants were amended to reflect this increase and the inclusion of Southwest.

         As of June 30, 2001, Alamosa Holdings, LLC borrowed $203 million under the new term loan facility while an additional $130 million in term debt will be available for multiple drawings in amounts to be agreed for a period of 12 months thereafter.


         DEBT COVENANT WAIVER

         As of March 31, 2001, we did not meet the maximum negative EBITDA covenant under the Senior Secured Credit Facility. During the quarter ended March 31, 2001, we reported an EBITDA loss of $16.7 million which exceeded the maximum negative EBITDA covenant by $7.0 million.

         On May 8, 2001, we obtained a waiver of any default or event of default arising from the failure to comply with the maximum negative EBITDA covenant for the quarter ended March 31, 2001 from the lending institutions under the Senior Secured Credit Facility.

         The Company met its negative EBITDA covenant for the quarter ended June 30, 2001, and we believe that the EBITDA covenants will be met for the next twelve months. Our EBITDA is directly impacted by the up front selling and marketing expenses we incur in order to grow our subscriber base. As such, greater than expected subscriber growth may impact our EBITDA negatively.

         See Note 12, Subsequent Events for additional information on the restructuring of the Senior Secured Credit Facility and the resetting of the related financial covenants.


         NORTEL/EDC CREDIT FACILITY

         On February 14, 2001, the outstanding balance of $54,524 was paid in full plus accrued interest in the amount of $884 with proceeds from the Senior Secured Credit Facility. As a result, $5,472 of unamortized issuance costs were written off and classified as an extraordinary item. The Company was refunded $1,377 of these costs as a result of the early extinguishment.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8.       INCOME TAXES

         The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from the Roberts, WOW and Southwest mergers.

9.       HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities" on January 1, 2001. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. During the quarter ended June 30, 2001, the Company recorded approximately $388 in "other noncurrent assets" and $128 in "other noncurrent liabilities" representing the change in the fair market value of the interest rate hedge instruments that expire in 2004. In addition, the Company recognized $166 net of tax effect, in other comprehensive income, which appears as a separate component of Stockholder's Equity as "Accumulated other comprehensive income", as illustrated below:

                                                     Six months ended June 30,
                                                   ----------------------------
                                                      2001              2000
                                                   ----------        ----------
         Net loss                                  $  (61,768)       $  (28,488)

         Change in fair value of derivatives
            (net of tax effect of $93)                    166                --
                                                   ----------        ----------

         Comprehensive loss                        $  (61,602)       $  (28,488)
                                                   ==========        ==========

10.      SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW

         Accounts payable at June 30, 2001 and 2000 include $26,269 and $27,356, respectively, of property and equipment additions. Additions to property and equipment of $72,852 in the consolidated statements of cash flows for the six months ended June 30, 2001 include payments of accounts payable outstanding at December 31, 2000.

11.      EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001, and will also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Certain provisions of SFAS No. 142 will be effective for business combinations completed after June 30, 2001. The Company is in the process of evaluating the effect of the adoption of these pronouncements.

12.      SUBSEQUENT EVENTS

         The Senior Secured Credit Facility was amended on July 19, 2001 to extend the period prior to which Alamosa Holdings, LLC can borrow $50.0 million of term loans from August 14, 2001 to December 31, 2001.

         On August 7, 2001, the Company announced that it will issue $150 million face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes will mature in ten years (August 15, 2011), will carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes will be approximately $140.5 million, after deducting the discounts and commissions to the initial purchasers and estimated offering expenses.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Approximately $39 million of the proceeds of the 13 5/8% Notes Offering will be used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. The balance will be used to pay down a portion of the Senior Secured Credit Facility and for general corporate purposes.

         The Senior Secured Credit Facility will be amended simultaneously with the closing of the offering of the 13 5/8% Senior Notes to, among other things, reduce the amount of the Senior Secured Credit Facility from $333.0 million to $225.0 million and modify the financial covenants.


13.      GUARANTOR FINANCIAL STATEMENTS

         Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Operations, Inc. ("Operations") which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the 12 7/8% Senior Discount Notes and the 12 1/2% Senior Notes. Separate financial statements of each guarantoR subsidiary have not been provided because the guarantees are full and conditional and joint and several.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2001
                            (unaudited, in thousands)

                                                               Guarantor        Non-Guarantor
                                                Issuer        Subsidiaries        Subsidiary        Eliminations      Consolidated
                                             ------------     ------------      --------------      ------------      ------------
ASSETS
Current Assets:
   Cash and cash equivalents                 $      3,825     $    103,454        $    14,813       $         --      $    122,092
   Accounts receivable, net of allowance               --           39,906                 --                 --            39,906
   Intercompany receivable                          9,127            5,562                 --            (14,689)               --
   Inventory                                           --            4,425                 --                 --             4,425
   Investment in subsidiary                     1,015,248               --                 --         (1,015,248)               --
   Deferred tax asset                                  --            1,762                 --                 --             1,762
   Prepaid expenses and other assets                1,283            4,425                 --                 --             5,708
                                             ------------      -----------        -----------       ------------      ------------
       Total current assets                     1,029,483          159,534             14,813         (1,029,937)          173,893

Property and equipment, net                            --          410,432                 --                 --           410,432
Restricted cash                                    59,069           11,658                 --                 --            70,727
Notes receivable                                       --           35,005                 --            (35,005)               --
Debt issuance costs, net                           13,975           13,403                 --                 --            27,378
Goodwill and intangible asset                          --          856,141                 --                 --           856,141
Other non-current assets                               --            4,117                 --                 --             4,117
                                             ------------      -----------        -----------       ------------      ------------
       Total assets                          $  1,102,527      $ 1,490,290        $    14,813       $ (1,064,942)     $  1,542,688
                                             ============      ===========        ===========       =============     ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable and accrued expenses     $      1,160      $    77,290        $        --       $         --      $     78,450
   Accrued interest payable                        13,108            1,893                 --                 --            15,001
   Intercompany payable                                --               --             14,689            (14,689)               --
   Current installments on capital lease
     obligations                                       --              138                 --                 --               138
                                             ------------      -----------        -----------       ------------      ------------
       Total current liabilities                   14,268           79,321             14,689            (14,689)           93,589


Notes payable                                          --           35,005                 --            (35,005)               --
12 7/8% senior discount notes                     222,807               --                 --                 --           222,807
12 1/2% senior notes                              250,000               --                 --                 --           250,000
Senior secured credit facility                         --          203,000                 --                 --           203,000
Deferred tax liability                                 --          153,294                 --                 --           153,294
Capital lease obligations                              --            1,506                 --                 --             1,506
Other noncurrent liabilities                           --            3,040                 --                 --             3,040
                                             ------------      -----------        -----------       ------------      ------------
       Total liabilities                          487,075          475,166             14,689            (49,694)          927,236
                                             ------------      -----------        -----------       ------------      ------------

Stockholder's Equity:
   Preferred stock, par value $.01 per
        share; 1,000 shares authorized, no
        shares issued and outstanding                  --               --                 --                 --                --
   Common stock, $.01 par value; 9,000
       shares authorized, 100 issued and
       outstanding                                     --              485                 --               (485)               --
   Additional paid-in capital                     791,932        1,153,324             (4,000)        (1,149,324)          791,932
   Accumulated (deficit) earnings                (175,716)        (137,921)             4,124            133,797          (175,716)
   Accumulated other comprehensive
       income, net of tax                             166              166                 --               (166)              166
   Unearned compensation                             (930)            (930)                --                930              (930)
                                             ------------      -----------        -----------       ------------      ------------
       Total equity                               615,452        1,015,124                124         (1,015,248)          615,452
                                             ------------      -----------        -----------       ------------      ------------
       Total liabilities and stockholder's
       equity                                $  1,102,527      $ 1,490,290        $    14,813       $ (1,064,942)     $  1,542,688
                                             ============      ===========        ===========       ============      ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                            (unaudited, in thousands)

                                                             Guarantor       Non-Guarantor
                                            Issuer         Subsidiaries       Subsidiary        Eliminations       Consolidated
                                          -----------      ------------      -------------      ------------       ------------
Revenues:
     Subscriber revenues                  $        --      $     83,813      $          --      $         --       $     83,813
     Travel and roaming revenues                   --            35,609                 --                --             35,609
                                          -----------      ------------      -------------      ------------       ------------
         Total services revenues                   --           119,422                 --                --            119,422
     Product sales                                 --             9,947                 --                --              9,947
                                          -----------      ------------      -------------      ------------       ------------
         Total revenue                             --           129,369                 --                --            129,369

Cost of services and operations                    --            86,202                 --                --             86,202
Cost of products sold                              --            18,559                 --                --             18,559
Selling and marketing                              --            43,276                 --                --             43,276
General and administrative
     $183 non-cash compensation)                  485             6,760                 12                --              7,257
Depreciation and amortization                      --            37,171                 --                --             37,171
                                          -----------      ------------      -------------      ------------       ------------
         Loss from operations                    (485)          (62,599)               (12)               --            (63,096)
Equity in loss of subsidiaries                (37,214)               --                 --            37,214                 --
Interest and other income                       2,162             3,795              2,231                --              8,188
Interest expense                              (26,231)           (8,432)                --                --            (34,663)
                                          -----------      ------------      -------------      ------------       ------------
Net loss before income tax benefit
     and extraordinary item                   (61,768)          (67,236)             2,219            37,214            (89,571)

Income tax benefit                                 --            31,306                 --                --             31,306
                                          -----------      ------------      -------------      ------------       ------------
Net loss before extraordinary item            (61,768)          (35,930)             2,219            37,214            (58,265)

Loss on debt extinguishment, net
     of tax benefit of $1,969                      --            (3,503)                --                --             (3,503)
                                          -----------      ------------      -------------      ------------       ------------

Net loss                                  $   (61,768)     $    (39,433)     $       2,219      $     37,214       $    (61,768)
                                          ===========      ============      =============      ============       ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                            (unaudited, in thousands)

                                                                    Guarantor        Non-Guarantor
                                                    Issuer        Subsidiaries         Subsidiary     Eliminations     Consolidated
                                                 -----------      ------------       -------------    ------------     ------------
Cash flows from operating activities:
Net income (loss)                                $   (61,768)     $    (39,433)      $     2,219      $    37,214      $    (61,768)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Equity in loss of subsidiaries                     37,214                --                --          (37,214)               --
   Income tax benefit                                     --           (33,275)               --               --           (33,275)
   Non-cash compensation expense                         183                --                --               --               183
   Depreciation and amortization                          --            17,971                --               --            17,971
   Amortization of goodwill                               --            19,200                --               --            19,200
   Bad debt expense                                       --               713                --               --               713
   Amortization of debt issuance costs                   578               585                --               --             1,163
   Deferred interest expense                          13,527                --                --               --            13,527
   Loss on debt extinguishment                            --             5,472                --               --             5,472
   Loss from disposition of assets                        --                39                --               --                39
   (Increase) decrease in asset accounts, net
       of effects from acquisitions:
       Accounts receivable                                --           (16,895)              900               --           (15,995)
       Inventory                                          --             1,652                --               --             1,652
       Prepaid expense and other assets                2,052            (3,229)            1,046               --              (131)
   Increase (decrease) in liability accounts,
       net of effects from acquisitions:
       Accounts payable and accrued expenses          13,704           (22,830)              (39)              --            (9,165)
                                                 -----------      ------------       -----------      -----------      ------------
         Net cash provided by (used in)
         operating activities                          5,490           (70,030)            4,126               --           (60,414)
                                                 -----------      ------------       -----------      -----------      ------------

Cash flows from investing activities:
   Additions to property and equipment                    --           (72,852)               --               --           (72,852)
   Intercompany receivable                             3,106            (1,222)           (1,884)              --                --
   Equity investment in subsidiary                  (302,960)               --            (4,000)         306,960                --
   Equity investment from parent                          --           306,960                --         (306,960)               --
   Repayment of notes receivable                          --                --            11,860               --            11,860
   Acquisition related costs                              --           (37,617)               --               --           (37,617)
   Purchase (sale) of short term investments           1,600                --                --               --             1,600
                                                 -----------      ------------       -----------      -----------      ------------
         Net cash provided by (used in)
         investing activities                       (298,254)          195,269             5,976               --           (97,009)
                                                 -----------      ------------       -----------      -----------      ------------

Cash flows from financing activities:

   Issuance of 12 1/2% senior notes                  242,500                --                --               --           242,500
   Issuance of senior secured credit
     facility                                             --           203,000                --               --           203,000
   Repayment of debt assumed through
     acquisitions                                         --          (169,060)               --               --          (169,060)
   Debt issuance cost                                   (845)          (12,559)               --               --           (13,404)
   Repayment of long-term debt                            --           (54,524)               --               --           (54,524)
   Change in restricted cash                         (59,069)          (11,658)               --               --           (70,727)
   Exercise of stock options                              --                 4                --               --                 4
   Payments on capital leases                             --               (42)               --               --               (42)
                                                 -----------      ------------       -----------      -----------      ------------

         Net cash provided by (used in)
         financing activities                        182,586           (44,839)               --               --           137,747
                                                 -----------      ------------       -----------      -----------      ------------

         Net increase (decrease) in cash
         and cash equivalents                       (110,178)           80,400            10,102               --           (19,676)
Cash and cash equivalents at beginning of
period                                               114,003            23,054             4,711               --           141,768
                                                 -----------      ------------       -----------      -----------      ------------
Cash and cash equivalents at end of period       $     3,825      $    103,454       $    14,813      $        --      $    122,092
                                                 ===========      ============       ===========      ===========      ============

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

         A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors. Our dependence on our affiliation with Sprint PCS; shifts in populations or network focus; changes or advances in technology; changes in Sprint's national service plans or fee structure with us; change in population; difficulties in network construction; increased competition in our markets; failure to consummate anticipated acquisitions or financings; and adverse changes in financial position, condition or results of operations. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from our forward-looking statements, please refer to our filings with the Securities and Exchange Commission, especially in the "risk factors" sections of our Prospectus filed on June 12, 2001, "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of our Form 10-K for the year ended December 31, 2000 and the "risk factors" sections of our subsequent filings with the Securities and Exchange Commission.

         Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.


         OVERVIEW

         Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing, to raise funds in the public market, to engineer our wireless system, to develop our business infrastructure and distribution channels and to build-out our portion of the Sprint PCS network. As of June 30, 2001, our accumulated deficit was $175.7 million. Through June 30, 2001, we incurred $443.8 million of capital expenditures and construction in progress including capital expenditures related to the build-out of our portion of the Sprint PCS network, including costs connected to the acquisition of Roberts, WOW and Southwest. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as the base of Sprint PCS subscribers located in our territories increases.

         On July 17, 1998, we entered into our affiliation agreements with Sprint PCS. We subsequently amended our affiliation agreements with Sprint PCS to expand our territories so that as of June 30, 2001 it included approximately 10.0 million covered residents, including the acquisitions of Roberts, WOW and Southwest.

         As a Sprint PCS affiliate, we have the exclusive right to provide wireless mobility communications network services under the Sprint and Sprint PCS brand names in our territories. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our territories. We market wireless products and services in our territories under the Sprint and Sprint PCS brand names. We offer national plans designed by Sprint PCS and specialized local plans tailored to our market demographics. Our portion of the Sprint PCS network is designed to offer a seamless connection with Sprint PCS's 100% digital wireless network. We market wireless products and services through a number of distribution outlets located in our territories, including our own Sprint PCS stores, major national distributors and third party local representatives.

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

         On February 14, 2001, as part of the reorganization transaction in which we acquired Roberts and WOW, Alamosa PCS Holdings merged with a wholly owned subsidiary of Alamosa Holdings and became a wholly owned subsidiary of Alamosa Holdings, with Alamosa Holdings becoming the new public holding company, Alamosa PCS Holdings. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of our common stock.

         We launched Sprint PCS service in our first market, Laredo, Texas, in June 1999, and have since commenced service in 62 additional markets including acquisitions, through June 30, 2001. At June 30, 2001 our systems, including acquisitions, covered approximately 10.0 million residents out of approximately 15.6 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territories. As of June 30, 2001, approximately 316,000 Sprint PCS subscribers were based in our territories.


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

         o    competitive pricing pressures; and

         o    aggressive marketing and promotions.

                              RESULTS OF OPERATIONS

FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

         NET LOSS. Our net loss for the quarter ended June 30, 2001 was $34.3 million as compared to a net loss of $12.9 million for the quarter ended June 30, 2000. Net loss for the six months ended June 30, 2001 was $61.8 million compared to a net loss of $28.5 million for the six months ended June 30, 2000. These losses were the result of the continued incurrence of start-up expenses relative to the preparation of markets for commercial launch and the operation of markets in service.

         SERVICE REVENUES. Service revenues are comprised of subscriber revenue, Sprint PCS roaming revenue, non-Sprint PCS roaming revenue and long distance revenue, all of which initially began accruing to us at or near our first initial commercial launch in June 1999. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territories for monthly Sprint PCS service under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS. We receive Sprint PCS roaming revenue at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territories use our portion of the Sprint PCS network. This reciprocal rate was 20 cents per minute for travel from inception through May 31, 2001. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. Sprint and the Company recently agreed to change the reciprocal roaming rate to 15 cents effective June 1, 2001, 12 cents effective October 1, 2001, and 10 cents effective January 1, 2002 and thereafter. The long distance rate of 6 cents per minute remains unchanged. Service revenues were $77.5 million for the quarter ended June 30, 2001 compared to $15.4 million for the quarter ended June 30, 2000. Service revenues were $119.4 million for the six months ended June 30, 2001, and $25.7 million for the six months ended June 30, 2000. These increases are due to the growth in our subscribers and the approximately 90,000 subscribers acquired in the first quarter of 2001, resulting from the closing of the merger with WOW, Roberts and Southwest.

         Non-Sprint PCS roaming revenue primarily consists of fees collected from Sprint PCS customers based in our territories when they roam on non-Sprint PCS networks. These fees are based on rates specified in the customers' contracts. However, it is possible that in some cases these fees may be less than the amount we must pay to other wireless service providers that provide service to Sprint PCS customers based in our territories. Non-Sprint PCS roaming revenue also includes payments from wireless service providers, other than Sprint PCS, when those providers' customers roam on our portion of the Sprint PCS network. For the quarter ended June 30, 2001 our average monthly revenue per user ("ARPU") including roaming and long distance revenue was approximately $91 compared to approximately $85 for the same quarter of 2000. For the six months ended June 30, 2001, ARPU for Sprint PCS customers in our territories, including long distance and roaming revenue, was approximately $88 and was approximately $85 for the six months ended June 30, 2000. For the quarter ended June 30, 2001, ARPU without roaming was approximately $62 compared to $65 for the quarter ended June 30, 2000. Without roaming, our ARPU was approximately $61 and $64 for the six months ended June 30, 2001 and 2000, respectively.

         PRODUCT SALES. 100% of the revenue from the sale of handsets and accessories through our retail stores and to our local indirect distributors are recorded, net of an allowance for returns, as product sales. Product sales for the quarter ended June 30, 2001 totaled $6.0 million compared to $2.2 million for the same quarter of 2000. The amount recorded for the six months ended June 30, 2001 totaled $9.9 million as compared to $3.8 million for the six months ended June 30, 2000. The increase in product sales, for both the quarter and the year can be attributed to the opening of retail stores and the addition of local indirect distributors in markets launched in the last half of 2000 and the acquisitions of WOW, Roberts and Southwest in the first quarter of 2001. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

         COST OF SERVICE AND OPERATIONS. These expenses include the cost of operations for our network, (such as fees related to data transfer via T-1 and other transport lines and inter-connection fees), Sprint PCS and, non-Sprint PCS roaming fees, long distance, the affiliation fee paid to Sprint PCS of 8% of collected service revenues and customer care, billing and service fees paid to Sprint PCS. Cost of service and operations totaled $53.9 million and $11.2 million for the quarters ended June 30, 2001 and 2000, respectively. Cost of service and operations totaled $86.2 million for the six months ended June 30, 2001 and $19.1 million for the six months ended June 30, 2000, related to providing wireless services to customers and are included in cost of services and operations. The increase is primarily attributable to the increase in subscribers in 2001 as compared to 2000. Also included is non-cash compensation expense related to the Company's stock option plans of $159 for the quarter ended June 30, 2000. No non-cash compensation expense was recognized in the 2001 for service and operations. We pay Sprint PCS roaming fees when Sprint PCS subscribers based in our territories use the Sprint PCS network outside of our territories. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. Sprint and the Company recently agreed to change the reciprocal roaming rate which has been 20 cents to 15 cents effective June 1, 2001, 12 cents effective October 1, 2001, and 10 cents effective January 1, 2002 and thereafter. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territories use their network.

         COST OF PRODUCTS SOLD. The cost of products sold through our retail stores and to our local indirect retailers totaled $10.5 million for the quarter ended June 30, 2001 as compared to $3.7 million for the quarter ended June 30, 2000. Cost of products sold was $18.6 million and $7.0 million for the six months ended June 30, 2001 and 2000, respectively. The increase was due to growth in our subscribers between June 30, 2000 and June 30, 2001. These amounts include the cost of accessories and the cost of handsets sold through our retail stores including sales to local indirects. We expect the cost of handsets to exceed the retail sales price because we subsidize the price of handsets for competitive reasons. The handset subsidy included in cost of products sold through our retail stores totaled $4.8 million for the quarter ended June 30, 2001 and $1.6 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, handset subsidy through our retail stores was $9.1 million compared to $3.3 million for the same period of 2000.

         SELLING AND MARKETING. Selling and marketing expenses totaled $24.8 million for the quarter ended June 30, 2001 and $8.1 million for the quarter ended June 30, 2000. Selling and marketing expenses were $43.3 million and $14.7 million for the six months ended June 30, 2001 and 2000, respectively. Selling and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels and handset subsidy paid to Sprint PCS for customers based in our territories that purchase handsets through Sprint PCS or its national retailers. The amount of handset subsidy from channels other than our retails stores and sales to local indirects included in selling and marketing totaled $2.7 million and $1.1 million for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 the amount of handset subsidy from channels other than our retail stores and sales to local indirects included in selling and marketing totaled $4.4 million as compared to $2.3 million for the six months ended June 30, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the quarters ended June 30, 2001 and 2000, general and administrative expenses totaled $3.4 million and $2.8 million, respectively. For the six months ended June 30, 2001, these expenses totaled $7.3 million compared to $7.7 million for the six months ended June 30, 2000. General and administrative expenses include corporate costs and expenses such as administration, human resources and accounting and finance. Also included in general and administrative expenses is non-cash compensation expense related to the Company's stock option plans of $762 for the quarter ended June 30, 2000. No non-cash compensation expense was recorded for the quarter ended June 30, 2001. For the six months ended June 30, 2001, $183 of non-cash compensation expense was recorded as compared to $4.3 million for the six months ended June 30, 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended June 30, 2001 totaled $25.2 million as compared to $2.5 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and June 30, 2000, depreciation and amortization totaled $37.2 million and $4.7 million, respectively. Included in depreciation and amortization for the quarter ended June 30, 2001 and the six months June 30, 2001, was $14.6 million and $19.2 million, respectively, of amortization of goodwill and identified intangibles that resulted from the mergers with Roberts, WOW and Southwest. Depreciation is calculated using the straight-line method over the useful life of the asset. We begin to depreciate the assets for each market only after we launch that market. The increase in depreciation expense is due to the significant increase in network infrastructure we built and launched since June 2000.

         INTEREST AND OTHER INCOME. Interest and other income totaled $2.5 million for the quarter ended June 30, 2001 and $4.4 million for the quarter ended June 30, 2000. Interest and other income totaled $8.2 million and $6.7 million for the six months ended June 30, 2001 and 2000, respectively. This income generally has been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

         INTEREST EXPENSE. Interest expense totaled $19.9 million for the quarter ended June 30, 2001 and $6.6 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, interest expense was $34.7 million compared to $11.4 million for the six months ended June 30, 2000. During the first quarter of 2001, we issued new Senior Notes and a new credit facility for a combined total of approximately $453 million. The increase from 2000 to 2001 is due to higher average outstanding debt balances due to business acquisitions and network construction.

         INCOME TAX BENEFIT. For the quarter and six months ended June 30, 2001, income tax benefit totaled $17.4 million and $31.3 million, respectively. The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forward. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from the Roberts, WOW and Southwest mergers.

         LOSS ON DEBT EXTINGUISHMENT. For the six months ended June 30, 2001, a loss on extinguishment of debt of $5.4 million, net of tax benefit of $1.9 million was recorded to write off debt issuance costs associated with the Nortel/EDC Credit Facility. This credit facility was replaced with the Senior Secured Credit Facility, which was entered into on February 14, 2001. No such loss was incurred for the period ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through capital contributions from our owners, through debt financing and through proceeds generated from our initial public offering. We entered into a credit agreement with Nortel effective June 10, 1999, which was amended and restated on February 8, 2000. On June 23, 2000, Nortel assigned the entirety of its loans and commitments to EDC, and Alamosa and EDC entered into the credit facility with EDC (the "EDC Credit Facility").

         The EDC Credit Facility was reduced by $75.0 million from the issuance of the 12 7/8% Senior Discount Notes, such that the EDC Credit Facility provided for advancing term loan facilities in the aggregate principal amount of $175.0 million. The terms and conditions of the EDC Credit Facility were substantially the same as the terms and conditions of the Nortel credit agreement before the assignment and the amendments. As of December 31, 2000, approximately $54.5 million of the $175.0 million EDC Credit Facility had been drawn. On February 14, 2001, we repaid the total amount outstanding on the facility in the amount of $54.5 million plus accrued interest of $884 with the proceeds from our Senior Secured Credit Facility of $333 million.

         Pursuant to the equipment agreement with Nortel, we are required to purchase a total of $167 million of equipment and services from Nortel. As of June 30, 2001, this commitment has been fully satisfied. These purchases from Nortel were financed pursuant to the EDC Credit Facility prior to the closing of the Senior Secured Credit Facility, and, after the closing of the Senior Secured Credit Facility, have been pursuant to such facility.

         On February 4, 2000, we issued $350 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes"). The 12 7/8% Senior Discount Notes mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350.0 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

         On January 31, 2001, we issued $250 million face amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001.

         On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. At that time, all covenants were amended to reflect this increase and the inclusion of Southwest. The Senior Secured Credit Facility was amended on July 19, 2001 to extend the period prior to which Alamosa Holdings, LLC must borrow $50.0 million of term loans from August 14, 2001 to December 31, 2001.

         Net cash used in operating activities was $60.4 million for the six months ended June 30, 2001. Net cash used in operating activities was $2.8 million for the six months ended June 30, 2000. Cash used in operating activities was attributable to operating losses and working capital needs.

         Net cash used in investing activities was $97.0 million for the six months ended June 30, 2001, and $65.8 million for the six months ended June 30, 2000. In 2001, we invested $72.9 million in our network infrastructure and $37.6 million in the acquisitions of Roberts, WOW and Southwest. The expenditures in 2000 were related primarily to the purchase of network infrastructure needed to construct our portion of the Sprint PCS network and investment in short-term liquid investments of $21.8 million.

         Net cash provided by financing activities was $137.7 million for the six months ended June 30, 2001 and consisted primarily of the net proceeds from our issuance of the 12 1/2% Senior Notes and borrowings under the Senior Secured Credit Facility, less repayment of long-term debt of $223.6 million, $169.1 million of which was assumed through acquisitions. We also set aside $70.7 million in restricted cash primarily for escrow of two years of interest on the 12 1/2% Senior Notes. Net cash provided by financing activities was $303.9 million for the six months ended June 30, 2000 consisting primarily of net proceeds from our initial public offering of approximately $194.3 million and net proceeds from our issuance of 12 7/8% Senior Discount Notes of approximately $181 million less repayments of long-term debt of $76.2 million.

         As of June 30, 2001, our primary sources of liquidity were approximately $122 million in cash and cash equivalents and $130 million of unused capacity under the Senior Secured Credit Facility.

         We estimate that we will require approximately $87.0 million to complete the current build-out plan and fund working capital losses through the remainder of the year 2001. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from this estimate and additional funds could be required.

         We include capital leases related to network equipment and build-out in construction in progress until service has commenced in their respective markets. Once that service has commenced, those capital leases are reclassified to property and equipment. At June 30, 2001, capital leases totaled $1.6 million and included long-term capital lease obligations of $1.5 million. At December 31, 2000 the capital leases totaled $1.1 million.


DEBT COVENANT WAIVER

         As of March 31, 2001, we did not meet the maximum negative EBITDA covenant under the Senior Secured Credit Facility. During the quarter ended March 31, 2001, we reported an EBITDA loss of $16.7 million which exceeded the maximum negative EBITDA covenant by $7.0 million.

         On May 8, 2001, we obtained a waiver of any default or event of default arising from the failure to comply with the maximum negative EBITDA covenant for the quarter ended March 31, 2001 from the lending institutions under the Senior Secured Credit Facility. See the following comment regarding the change in the Senior Secured Credit Facility and the resetting of the covenants behind the credit.

         The Company met its negative EBITDA covenant for the quarter ended June 30, 2001, and we believe that the EBITDA covenants will be met for the next twelve months. Our EBITDA is directly impacted by the up front selling and marketing expenses we incur in order to grow our subscriber base. As such, greater than expected subscriber growth may impact our EBITDA negatively.


NEW NOTES OFFERING

         On August 7, 2001, we announced that we will issue $150 million face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes will mature in ten years (August 15, 2011), will carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes will be approximately $140.5 million, after deducting the discounts and commissions to the initial purchasers and estimated offering expenses.

         Approximately $39 million of the proceeds of the 13 5/8% Notes Offering will be used by us to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. The balance will be used to pay down a portion of the Senior Secured Credit Facility and for general corporate purposes.

         The Senior Secured Credit Facility will be amended simultaneously with the closing of the offering of the 13 5/8% Senior Notes to, among other things, reduce the amount of the Senior Secured Credit Facility from $333.0 million to $225.0 million and modify the financial covenants.

         For a complete description of our indebtedness, please refer to Note 6 included in Item 1. FINANCIAL STATEMENTS.


INFLATION

         Management believes that inflation has not had, and is not likely to have, a material adverse effect on our results of operations.


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 141 will apply to all business combinations initiated after June 30, 2001, and will also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Certain provisions of SFAS No. 142 will be effective for business combinations completed after June 20, 2001. The Company is in the process of evaluating the effect of the adoption of these pronouncements.


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


ITEM 5. OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are included herein:


   EXHIBIT
   NUMBER          EXHIBIT TITLE
   ------          -------------
     3.1           Amended and Restated Certificate of Incorporation of Alamosa
                   (Delaware), Inc.

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

     10.1 Second Amendment, dated as of June 7, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent, filed as Exhibit 10.55 to the Registration Statement on Form S-1, dated July 31, 2001 (SEC File No. 333-66358) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

     10.2 Third Amendment and Waiver, dated as of July 19, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent, filed as Exhibit 10.56 to the Registration Statement on Form S-1, dated July 31, 2001 (SEC File No. 333-66358) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.


(b) Current Reports on Form 8-K filed during the second quarter of 2001 are as follows:

         On April 11, 2001, Alamosa (Delaware), Inc. filed a Current Report stating that on March 30, 2001 Alamosa Holdings, Inc. had completed the acquisition of Southwest PCS Holdings, Inc.

         On May 2, 2001, Alamosa (Delaware), Inc. filed a Current Report amending the initial Current Report on Form 8-K filed on February 28, 2001.

         On May 15, 2001, Alamosa (Delaware), Inc. filed a Current Report amending the initial Current Report on Form 8-K filed on April 11, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALAMOSA (DELAWARE), INC.
                                         Registrant

                                         /s/ David E. Sharbutt
                                         ---------------------------------------
                                         David E. Sharbutt
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         /s/ Kendall W. Cowan
                                         ---------------------------------------
                                         Kendall W. Cowan
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER          EXHIBIT TITLE

     3.1 Amended and Restated Certificate of Incorporation of Alamosa (Delaware), Inc.


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

     10.1 Second Amendment, dated as of June 7, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent, filed as Exhibit 10.55 to the Registration Statement on Form S-1, dated July 31, 2001 (SEC File No. 333-66358) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

     10.2 Third Amendment and Waiver, dated as of July 19, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent, filed as Exhibit 10.56 to the Registration Statement on Form S-1, dated July 31, 2001 (SEC File No. 333-66358) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.