Form 10-Q
period 2001-09-30
ALAMOSA DELAWARE INC
filed 2001-11-14
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001.

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

YES X  NO
---------

As of November 13, 2001, approximately 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000..................3

           Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000, (unaudited)................................................................................4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000,
           (unaudited)..........................................................................................5

           Notes to the Consolidated Financial Statements.......................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................................20

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................................21

Item 2.    Changes in Securities and Use of Proceeds............................................................22

Item 3.    Defaults Upon Senior Securities......................................................................22

Item 4.    Submission of Matters to a Vote of Security Holders..................................................22

Item 5.    Other Information....................................................................................22

Item 6.    Exhibits and Reports on Form 8-K.....................................................................22

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                         September 30, 2001      December 31, 2000
                                                                         ------------------      -----------------
ASSETS                                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                             $       103,079        $     141,768
    Short-term investments                                                             --                1,600
    Accounts  receivable,  net of allowance for doubtful accounts of
      $5,841 and $1,503, respectively                                              53,428               14,747
    Inventory                                                                       6,918                2,753
    Prepaid expenses and other assets                                               6,419                3,027
    Restricted cash                                                                51,688                   --
    Deferred tax asset                                                              1,762                   --
    Interest receivable                                                               435                1,046
                                                                          ---------------        -------------

        Total current assets                                                      223,729              164,941

Property and equipment, net                                                       427,790              228,983
Notes receivable                                                                       --               46,865
Debt issuance costs, net                                                           37,608               13,108
Restricted cash                                                                    44,648                   --
Goodwill and intangible assets, net                                               849,088                   --
Other noncurrent assets                                                             5,738                4,501
                                                                          ---------------        -------------

        Total assets                                                      $     1,588,601        $     458,398
                                                                          ===============        =============
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                 $        94,485        $      61,167
    Accrued interest payable                                                        9,275                  219
    Current installments of capital leases                                            433                   36
                                                                          ---------------        -------------

        Total current liabilities                                                 104,193               61,422

12 7/8% senior discount notes                                                     229,894              209,280
12 1/2% senior notes                                                              250,000                   --
13 5/8% senior notes                                                              150,000                   --
Senior secured credit facility                                                    137,162                   --
EDC credit facility                                                                    --               54,524
Deferred tax liability                                                            129,950                   --
Capital lease obligations, noncurrent                                               2,237                1,039
Other noncurrent liabilities                                                        7,539                  735
                                                                          ---------------        -------------

        Total liabilities                                                       1,010,975              327,000
                                                                          ---------------        -------------
Commitments and contingencies                                                          --                   --

Stockholder's equity:
    Preferred stock, $.01 par value; 1,000 shares authorized; no
      shares issued                                                                    --                   --
    Common stock, $.01 par value; 9,000 shares authorized,
      100 issued and outstanding                                                       --                   --
    Additional paid-in capital                                                    793,211              246,459
    Accumulated deficit                                                          (213,427)            (113,948)
    Accumulated other comprehensive loss, net of tax benefit                       (1,228)                  --
    Unearned compensation                                                            (930)              (1,113)
                                                                          ---------------        -------------
        Total stockholder's equity                                                577,626              131,398
                                                                          ---------------        -------------

        Total liabilities and stockholder's equity                        $     1,588,601        $     458,398
                                                                          ===============        =============

         The accompanying notes are an integral part of the consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                  For the three months ended        For the nine months ended
                                                                         September 30,                     September 30,
                                                                  --------------------------        --------------------------
                                                                     2001            2000              2001             2000
                                                                  ---------       ----------        ----------       ---------
Revenues:
   Subscriber revenues                                             $ 67,559       $   16,146        $  151,372       $  35,662
   Roaming and travel revenues                                       31,594            4,828            67,204          10,973
                                                                   --------       ----------        ----------       ---------
     Total service revenues                                          99,153           20,974           218,576          46,635
   Product sales                                                      8,721            2,229            18,668           6,001
                                                                   --------       ----------        ----------       ---------

     Total revenue                                                  107,874           23,203           237,244          52,636
                                                                   --------       ----------        ----------       ---------
Costs and expenses:
   Cost of service and operations
     (including  non-cash  compensation  of $0 and $159 for the three months ended September 30, 2001 and 2000, respectively, and $0 and $774 for the nine months ended September 30, 2001
     and 2000, respectively)                                         67,698           15,139           154,620          34,104
   Cost of product sold                                              16,591            4,605            35,150          11,637
   Selling and marketing                                             31,367           11,569            73,929          25,762
   General and administrative expenses
     (including  non-cash  compensation  of $0 and $352 for the three months ended September 30, 2001 and 2000, respectively, and $183 and $4,631 for the nine months ended September 30,
     2001 and 2000, respectively)                                     3,535            3,495            10,785          11,848
   Depreciation and amortization                                     27,305            3,015            64,476           7,763
                                                                   --------       ----------        ----------       ---------

     Total costs and expenses                                       146,496           37,823           338,960          91,114
                                                                   --------       ----------        ----------       ---------

     Loss from operations                                           (38,622)         (14,620)         (101,716)        (38,478)
   Interest and other income                                          2,531            4,111            10,718          10,834
   Interest expense                                                 (23,626)          (6,961)          (58,289)        (18,314)
                                                                   --------       ----------        ----------       ---------

     Net loss before income tax benefit and
     extraordinary item                                             (59,717)         (17,470)         (149,287)        (45,958)

   Income tax benefit                                                22,005               --            53,311              --
                                                                   --------       ----------        ----------       ---------

     Net loss before extraordinary item                             (37,712)         (17,470)          (95,976)        (45,958)

   Loss on debt extinguishment, net of tax
   benefit of $1,969                                                     --               --            (3,503)             --
                                                                   --------       ----------        ----------       ---------

     Net loss                                                      $(37,712)      $  (17,470)       $  (99,479)      $ (45,958)
                                                                   ========       ==========        ==========       =========

         The accompanying notes are an integral part of the consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                            Nine months ended September 30
                                                                          -----------------------------------
                                                                              2001                  2000
                                                                          -------------         -------------
Cash flows from operating activities:
Net loss                                                                  $     (99,479)        $     (45,958)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Income tax benefit                                                           (55,280)                   --
   Non-cash compensation expense                                                    183                 5,405
   Depreciation and amortization                                                 30,745                 7,763
   Amortization of goodwill                                                      33,731                    --
   Amortization of debt issuance costs                                            2,231                 1,024
   Deferred interest expense                                                     20,679                16,599
   Loss on debt extinguishment                                                    5,472                    --
   Loss from disposition of interest rate cap agreements                             --                   266
   Loss from disposition of assets                                                   39                    54
   (Increase) decrease in asset accounts, net of effects from acquisitions
     Accounts receivable                                                        (28,078)               (7,987)
     Inventory                                                                     (842)                3,199
     Prepaid expenses and other assets                                           (3,283)                  (51)
   Increase (decrease) in liability accounts, net of effects from acquisitions:
     Accounts payable and accrued expenses                                       (4,533)                5,020
                                                                          -------------         -------------

     Net cash used in operating activities                                      (98,415)              (14,666)
                                                                          -------------         -------------
Cash flows from investing activities:
   Additions to property and equipment                                         (101,462)              (98,209)
   Repayment  (issuance) of notes receivable                                     11,860               (22,096)
   Payments for acquisitions, net of cash acquired                              (37,617)                   --
   Sale of short term investments                                                 1,600                    --
   Acquisition related costs                                                         --                (1,737)
   Purchase of minority interest in subsidiary                                       --                  (255)
                                                                          -------------         -------------

     Net cash used in investing activities                                     (125,619)             (122,297)

Cash flows from financing activities:
   Equity offering proceeds                                                          --               208,589
   Equity offering costs                                                             --               (13,599)
   Issuance of 12 7/8% senior discount notes                                         --               187,096
   Issuance of 12 1/2% senior notes                                             242,500                    --
   Issuance of senior secured credit facility                                   203,000                    --
   Issuance of 13 5/8% senior notes                                             141,546                    --
   Repayment of debt assumed through acquisitions                              (169,060)                   --
   Debt issuance costs                                                          (16,315)              (10,763)
   Stock options exercised                                                          211                   624
   Proceeds from issuance of long-term debt                                          --                 7,758
   Repayments of long-term debt                                                 (54,524)              (76,239)
   Repayment of senior secured credit facility                                  (65,838)                   --
   Change in restricted cash                                                    (96,336)                  518
   Proceeds from employee stock purchase plan                                       366                    --
   Payments on capital leases                                                      (205)                  (16)
   Interest rate cap premiums                                                        --                   (27)
                                                                          -------------         -------------

     Net cash provided by financing activities                                  185,345               303,941
                                                                          -------------         -------------

Net increase (decrease) in cash and cash equivalents                            (38,689)              166,978
Cash and cash equivalents at beginning of period                                141,768                 5,656
                                                                          -------------         -------------

Cash and cash equivalents at end of period                                $     103,079         $     172,634
                                                                          =============         =============


         The accompanying notes are an integral part of the consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet as of September 30, 2001, the unaudited consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, and related footnotes, have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. The financial information presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001.

         Certain reclassifications have been made to prior period balances to conform to current period presentation.

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

         On December 14, 2000, Alamosa (Delaware) formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of Alamosa (Delaware) was converted into one share of the new holding company, and the former public company, which was renamed "Alamosa (Delaware), Inc." became a wholly owned subsidiary of the new holding company, which was renamed "Alamosa PCS Holdings, Inc."

         On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") and its subsidiaries pursuant to a reorganization transaction in which a wholly owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock. Alamosa Holdings' common stock is quoted on The Nasdaq National Market under the same symbol previously used by Alamosa PCS Holdings, "APCS." On that day the Company also completed its acquisitions of two Sprint PCS affiliates, Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). On March 30, 2001, the Company acquired Southwest PCS Holdings, Inc. ("Southwest").

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


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

         The Company has obtained independent valuations of Roberts, WOW and Southwest to allocate the purchase price. The results of the valuations are as follows (in thousands):

            Current assets                                             $  15,357
            Property, plant and equipment                                125,149
            Goodwill                                                     136,970
            Sprint affiliation and other agreements                      532,200
            Subscriber base acquired                                      29,500
                                                                       ---------
            Net book value of assets acquired, including intangibles   $ 839,176
                                                                       =========

         As a result of the acquisitions, the Company recorded goodwill and intangibles of $882.8 million. This amount includes a deferred tax liability of $184.1 million which was recorded for the differences between the estimated fair value and tax bases of the assets acquired and liabilities assumed. Additionally, this amount includes $29.5 million which is attributable to the subscribers acquired with the mergers. The subscriber base will be amortized over 3 years, which approximates the average life of the Company's customer and the remaining goodwill and other intangibles will be amortized over 18 years, which approximates the remaining life of the initial term of the assumed Sprint PCS contracts.

         The unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 2001 and 2000 set forth below, present the results of operations as if the acquisitions had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                          For the nine months ended
                                                                 September 30,
                                                         ---------------------------
                                                            2001            2000
                                                         -----------      ----------
                                                                (in thousands)
          Total revenues                                 $   256,166     $    79,818
                                                         ===========     ===========
          Net loss before income tax benefit
             and extraordinary item                      $  (173,023)    $  (129,766)
          Income tax benefit                                  61,128          30,965
                                                         -----------     -----------
          Net loss before extraordinary item                (111,895)        (98,801)
          Loss on debt extinguishment, net of tax
             benefit of $1,969                                (3,503)             --
                                                         -----------     -----------
          Net loss                                       $  (115,398)    $   (98,801)
                                                         ===========     ===========


4.       ACCUMULATED DEPRECIATION AND AMORTIZATION

         Property and equipment are stated net of accumulated depreciation of $45.9 million and $15.6 million at September 30, 2001 and December 31, 2000, respectively. Additionally, goodwill and other intangibles are stated net of accumulated amortization of $33.7 million and $0 at September 30, 2001 and December 31, 2000, respectively.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


5.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                           September 30, 2001         December 31, 2000
                                                           ------------------         -----------------
         12 7/8% senior discount notes                         $  229,894                $  209,280
         12 1/2% senior notes                                     250,000                        --
         Senior secured credit facility                           137,162                        --
         13 5/8% senior notes                                     150,000                        --
         EDC credit facility                                           --                    54,524
                                                               ----------                ----------

            Total debt                                            767,056                   263,804
         Less current maturities                                       --                        --
                                                               ----------                ----------

         Long-term debt, excluding current maturities          $  767,056                $  263,804
                                                               ==========                ==========

         12 7/8% SENIOR DISCOUNT NOTES

         On December 23, 1999, Alamosa (Delaware) filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes Offering"). The 12 7/8% Senior Discount Notes Offering was completed on February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximately $6.1 million. The 12 7/8% Senior Discount Notes mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8%, and provides for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the 12 7/8% Senior Discount Notes Offering were used to prepay $75 million of the Nortel credit facility, to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes.

         12 1/2% SENIOR NOTES

         On January 31, 2001, Alamosa (Delaware) consummated the offering (the "12 1/2% Senior Notes Offering") of $250 million aggregate principal amount of Senior Notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001. The net proceeds from the sale of the 12 1/2% Senior Notes were approximately $241 million, after deducting the discounts and commissions to the initial purchasers and estimated offering expenses.

         Approximately $59 million of the proceeds of the 12 1/2% Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes, and the balance will be used for general corporate purposes of Alamosa (Delaware), including, accelerating coverage within the existing territories of the Company; the build-out of additional areas within its existing territories; expanding its existing territories; and pursuing additional telecommunications business opportunities or acquiring other telecommunications businesses or assets.

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         As of September 30, 2001, Alamosa Holdings, LLC borrowed $137 million under the new term loan facility while an additional $88 million in term debt will be available for multiple drawings in amounts to be agreed for a period of 12 months thereafter.

         The Senior Secured Credit Facility was amended on July 19, 2001 to extend the period prior to which Alamosa Holdings, LLC can borrow $50.0 million of term loans from August 14, 2001 to December 31, 2001.

         In conjunction with the closing of the 13 5/8% Senior Notes (as discussed below) the Senior Secured Credit Facility was amended to reduce the amount of the facility from $333.0 million to $225.0 million and modify the financial covenants.

         13 5/8% SENIOR NOTES

         On August 15, 2001, Alamosa (Delaware) issued $150 million face amount of Senior Notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011), will carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes were approximately $141.5 million, after deducting the discounts and commissions to the initial purchasers and estimated offering expenses.

         Approximately $39.1 million of the proceeds of the 13 5/8% Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. Approximately $66 million of the proceeds were used to pay down a portion of the Senior Secured Credit Facility. The balance will be used for general corporate purposes.

         NORTEL/EDC CREDIT FACILITY

         On February 14, 2001, the outstanding balance of $54,524 was paid in full plus accrued interest in the amount of $884 with proceeds from the Senior Secured Credit Facility. The Company was refunded $1,377 of the original issuance cost as a result of the early extinguishment. The balance of unamortized cost totaling $5,472 was written off and classified as an extraordinary item.

6.       INCOME TAXES

         The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from the Roberts, WOW and Southwest mergers.

7.       HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities" on January 1, 2001. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. During the quarter ended September 30, 2001, the Company recorded approximately $2,636 in "other noncurrent liabilities" representing the change in the fair market value of the interest rate hedge instruments that expire in 2004. In addition, the Company recognized a loss of $1,228 net of tax effect, in other comprehensive income, which appears as a separate component of Stockholders' Equity as "Accumulated other comprehensive loss," as illustrated below:

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                      Nine months ended September 30,
                                                     --------------------------------
                                                        2001                  2000
                                                     ----------            ----------
         Net loss                                    $  (99,479)           $  (45,958)
         Change in fair value of derivatives
            (net of tax benefit of $680)                 (1,228)                   --
                                                     ----------            ----------

         Comprehensive loss                          $ (100,707)           $  (45,958)
                                                     ==========            ==========


8.       SUPPLEMENTAL DISCLOSURE TO STATEMENTS OF CASH FLOW

         Accounts payable at September 30, 2001 and 2000 include $29.8 million and $23.5 million, respectively, of property and equipment additions. Additions to property and equipment of $101.5 million in the consolidated statements of cash flows for the nine months ended September 30, 2001 include payments of accounts payable outstanding at December 31, 2000.

         During the quarter ended September 30, 2001, the Company entered into capital leases totaling $1.8 million.

9.       LONG-TERM INCENTIVE PLAN

         A vote of shareholders on February 14, 2001 increased the number of shares of the Company's common stock reserved for issuance under the long-term incentive plan by 6,000,000 shares, from 7,000,000 shares to 13,000,000 shares.

10.      EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the effect of the adoption of this pronouncement.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of the adoption of this pronouncement.

11.      SUBSEQUENT EVENTS

         On September 28, 2001, the Securities and Exchange Commission declared effective Alamosa Holdings' registration statement in connection with the resale of 30,649,990 shares of our common stock by certain stockholders. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

         On November 7, 2001, certain stockholders of Alamosa Holdings offered to sell 4,800,000 shares of Alamosa Holding's common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders

12.      GUARANTOR FINANCIAL STATEMENTS

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2001
                            (unaudited, in thousands)

                                                                 Guarantor        Non-Guarantor
                                                Issuer         Subsidiaries        Subsidiary       Eliminations      Consolidated
                                             --------------    --------------     --------------    -------------     --------------
ASSETS
Current Assets:
   Cash and cash equivalents                 $      3,825      $    84,332        $    14,922       $         --      $   103,079
   Accounts receivable, net of allowance               --           53,428                 --                 --           53,428
   Intercompany receivable                        109,530               --                 --           (109,530)              --
   Inventory                                           --            6,918                 --                 --            6,918
   Investment in subsidiary                       994,463               --                 --           (994,463)              --
   Deferred tax asset                                  --            1,762                 --                 --            1,762
   Prepaid expenses and other assets                   65            6,354                 --                 --            6,419
   Restricted cash                                 51,688               --                 --                 --           51,688
   Interest receivable                                435               --                 --                 --              435
                                             ------------      -----------        -----------       ------------      -----------
       Total current assets                     1,160,006          152,794             14,922         (1,103,993)         223,729

Property and equipment, net                            --          427,790                 --                 --          427,790
Notes receivable                                       --           35,005                 --            (35,005)              --
Debt issuance costs, net                           23,250           14,358                 --                 --           37,608
Restricted cash                                    32,877           11,771                 --                 --           44,648
Goodwill and intangible assets, net                    --          849,088                 --                 --          849,088
Other non-current assets                               --            5,738                 --                 --            5,738
                                             ------------      -----------        -----------       ------------      -----------
       Total assets                          $  1,216,133      $ 1,496,544        $    14,922       $ (1,138,998)     $ 1,588,601
                                             ============      ===========        ===========       ============      ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable and accrued expenses     $        850      $    93,635        $        --       $         --      $    94,485
   Accrued interest payable                         7,763            1,512                 --                 --            9,275
   Intercompany payable                                --           94,841             14,689           (109,530)              --
   Current installments on capital leases              --              433                 --                 --              433
                                             ------------      -----------        -----------       ------------      -----------
       Total current liabilities                    8,613          190,421             14,689           (109,530)         104,193

Notes payable                                          --           35,005                 --            (35,005)              --
12 7/8% senior discount notes                     229,894               --                 --                 --          229,894
12 1/2% senior notes                              250,000               --                 --                 --          250,000
13 5/8% senior notes                              150,000               --                 --                 --          150,000
Senior secured credit facility                         --          137,162                 --                 --          137,162
Deferred tax liability                                 --          129,950                 --                 --          129,950
Capital lease obligations, noncurrent                  --            2,237                 --                 --            2,237
Other noncurrent liabilities                           --            7,539                 --                 --            7,539
                                             ------------      -----------        -----------       ------------      -----------
       Total liabilities                          638,507          502,314             14,689           (144,535)       1,010,975
                                             ------------      -----------        -----------       -------------     -----------
Stockholder's Equity:
   Preferred stock, par value $.01 per share;
       1,000 shares  authorized, no shares
       issued and outstanding                          --               --                 --                 --               --
   Common stock, $.01 par value; 9,000
       shares authorized, 100 issued and
       outstanding                                     --              485                 --               (485)              --
   Additional paid-in capital                     793,211        1,154,602              (4,000)       (1,150,602)         793,211
   Accumulated deficit                           (213,427)        (158,699)             4,233            154,466          (213,427)
   Accumulated other comprehensive loss,
       net of tax benefit                          (1,228)          (1,228)                --              1,228            (1,228)
   Unearned compensation                             (930)            (930)                --                930              (930)
                                             ------------      -----------        -----------       ------------      ------------
       Total stockerholder's equity               577,626          994,230                233           (994,463)          577,626
                                             ------------      -----------        -----------       -------------     ------------
       Total liabilities and stockholder's
       equity                                $  1,216,133      $ 1,496,544        $    14,922         (1,138,998)     $  1,588,601
                                             ============      ===========        ===========       =============     ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                            (unaudited, in thousands)

                                                               Guarantor        Non-Guarantor
                                             Issuer          Subsidiaries        Subsidiary       Eliminations         Consolidated
                                          ------------       ------------       -------------     ------------         ------------
Revenues:
     Subscriber revenues                  $         --       $   151,372        $         --       $        --         $    151,372
     Roaming and travel revenues                    --            67,204                  --                --               67,204
                                          ------------       -----------        ------------       -----------         ------------
         Total services revenues                    --           218,576                  --                --              218,576
     Product sales                                  --            18,668                  --                --               18,668
                                          ------------       -----------        ------------       -----------         ------------
         Total revenue                              --           237,244                  --                --              237,244

Cost of services and operations                     --           154,620                  --                --              154,620
Cost of products sold                               --            35,150                  --                --               35,150
Selling and marketing                               --            73,929                  --                --               73,929
General and administrative (including
     $183 non-cash compensation)                   671            10,101                  13                --               10,785
Depreciation and amortization                       --            64,476                  --                --               64,476
                                          ------------       -----------        ------------       -----------         ------------
         Loss from operations                     (671)         (101,032)                (13)               --             (101,716)
Equity in loss of subsidiaries                 (57,883)               --                  --            57,883                   --
Interest and other income                        3,548             4,830               2,340                --               10,718
Interest expense                               (44,473)          (13,816)                 --                --              (58,289)
                                          ------------       -----------        ------------       -----------         ------------
     Net loss before income tax
     benefit and extraordinary item            (99,479)         (110,018)              2,327            57,883             (149,287)

Income tax benefit                                  --            53,311                  --                --               53,311
                                          ------------       -----------        ------------       -----------         ------------

     Net loss before extraordinary item        (99,479)          (56,707)              2,327            57,883              (95,976)

Loss on debt extinguishment, net of tax
     benefit of $1,969                              --            (3,503)                 --                --               (3,503)
                                          ------------       -----------        ------------       -----------         ------------
Net loss                                  $    (99,479)      $   (60,210)       $      2,327       $    57,883         $    (99,479)
                                          ============       ===========        ============       ===========         ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                            (unaudited, in thousands)

                                                                     Guarantor      Non-Guarantor
                                                    Issuer          Subsidiaries      Subsidiary       Eliminations    Consolidated
                                                 -------------    ---------------   -------------    ---------------  --------------
Cash flows from operating activities:
Net income (loss)                                $   (99,479)      $    (60,210)     $     2,327      $    57,883      $   (99,479)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Equity in loss of subsidiaries                     57,883                 --               --          (57,883)              --
   Income tax benefit                                     --            (55,280)              --               --          (55,280)
   Non-cash compensation expense                         183                 --               --               --              183
   Depreciation and amortization                          --             30,745               --               --           30,745
   Amortization of goodwill                               --             33,731               --               --           33,731
   Amortization of debt issuance costs                 1,039              1,192               --               --            2,231
   Deferred interest expense                          20,679                 --               --               --           20,679
   Loss on debt extinguishment                            --              5,472               --               --            5,472
   Loss from disposition of assets                        --                 39               --               --               39
   (Increase) decrease in asset accounts,
       net of effects from acquisitions:
       Accounts receivable                                --            (28,978)             900               --          (28,078)
       Inventory                                          --               (842)              --               --             (842)
       Prepaid expense and other assets                2,835             (7,164)           1,046               --           (3,283)
   Increase (decrease) in liability accounts,
       net of effects from acquisitions:
       Accounts payable and accrued expenses           8,050            (12,544)             (39)              --           (4,533)
                                                 -----------       ------------      -----------      -----------      -----------
         Net cash provided by (used in)
         operating activities                         (8,810)           (93,839)           4,234               --          (98,415)

Cash flows from investing activities:
   Intercompany receivable                           (97,297)            99,180           (1,883)              --               --
   Equity investment in subsidiary                  (302,960)                --           (4,000)         306,960               --
   Equity investment from parent                          --            306,960               --         (306,960)              --
   Additions to property and equipment                    --           (101,462)              --               --         (101,462)
   Repayment of notes receivable                          --                 --           11,860               --           11,860
   Payments for acquisitions, net of cash acquired        --            (37,617)              --               --          (37,617)
   Sale of short term investments                      1,600                 --               --               --            1,600
         Net cash provided by (used in)
         investing activities                       (398,657)           267,061            5,977               --         (125,619)
                                                 -----------       ------------      -----------      -----------      -----------

Cash flows from financing activities:
   Issuance of 12 1/2% senior notes                  242,500                 --               --               --          242,500
   Issuance of senior secured credit facility             --            203,000               --               --          203,000
   Issuance of 13 5/8% senior notes                  141,546                 --               --               --          141,546
   Repayment of debt assumed through acquisition          --           (169,060)              --               --         (169,060)
   Debt issuance cost                                 (2,192)           (14,123)              --               --          (16,315)
   Stock options exercised                                --                211               --               --              211
   Repayment on long term debt                            --            (54,524)              --               --          (54,524)
   Repayment of senior secured credit facility            --            (65,838)              --               --          (65,838)
   Increase in restricted cash                       (84,565)           (11,771)              --               --          (96,336)
   Proceeds from employee stock purchase plan             --                366               --               --              366
   Payments on capital leases                             --               (205)              --               --             (205)
                                                 -----------       ------------      -----------      -----------      -----------
         Net cash provided by (used in)
         financing activities                        297,289           (111,944)              --               --          185,345
         Net increase (decrease) in cash and
         cash equivalents                           (110,178)            61,278           10,211               --          (38,689)
Cash and cash equivalents at beginning of
period                                               114,003             23,054            4,711               --          141,768
                                                 -----------       ------------      -----------      -----------      -----------
Cash and cash equivalents at end of period       $     3,825       $     84,332      $    14,922      $        --      $   103,079
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

         A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: our dependence on our affiliation with Sprint PCS; shifts in populations or network focus; changes or advances in technology; changes in Sprint's national service plans or fee structure with us; change in population; difficulties in network construction; increased competition in our markets; failure to consummate anticipated acquisitions or financings; and adverse changes in financial position, condition or results of operations. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from our forward-looking statements, please refer to our filings with the Securities and Exchange Commission, "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of our Form 10-K for the year ended December 31, 2000 and the "risk factors" sections of our subsequent filings with the Securities and Exchange Commission.

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

         OVERVIEW

         Since our inception, we have incurred substantial costs to negotiate our contracts with Sprint PCS and our debt financing, to raise funds in the public market, to engineer our wireless system, to develop our business infrastructure and distribution channels and to build-out our portion of the Sprint PCS network. As of September 30, 2001, our accumulated deficit was $213.4 million. Through September 30, 2001, we incurred $473.8 million of capital expenditures and construction in progress including capital expenditures related to the build-out of our portion of the Sprint PCS network, including costs connected to the acquisition of Roberts, WOW and Southwest. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as the base of Sprint PCS subscribers located in our territories increases.

         On July 17, 1998, we entered into our affiliation agreements with Sprint PCS. We subsequently amended our affiliation agreements with Sprint PCS to expand our territories so that as of September 30, 2001 our territories included approximately 10.8 million covered residents, including Roberts, WOW and Southwest.

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

         As of the end of the first quarter of 2001, we completed the acquisitions of three Sprint PCS network partners. On February 14, 2001, we completed our acquisition of Roberts and WOW. In connection with the Roberts and WOW acquisitions, we entered into a new Senior Secured Credit Facility for up to $280 million. On March 30, 2001, we completed our acquisition of Southwest. Each of these transactions was accounted for under the purchase method of accounting. In connection with the Southwest acquisition, we increased the Senior Secured Credit Facility from $280 million to $333 million. On August 15, 2001, Alamosa (Delaware) issued $150 million in 13 5/8% Senior Notes. In conjunction with this notes issuance, the Senior Secured Credit Facility was reduced to $225 million.

         On February 14, 2001, as part of the reorganization transaction in which we acquired Roberts and WOW, Alamosa Sub I, Inc., our wholly owned subsidiary, merged with Alamosa PCS Holdings, with Alamosa PCS Holdings surviving the merger and Alamosa PCS Holdings became our wholly owned subsidiary. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of our common stock.

         We launched Sprint PCS service in our first market, Laredo, Texas, in June 1999, and have since commenced service in 87 additional markets including acquisitions, through September 30, 2001. At September 30, 2001 our systems, including acquisitions, covered approximately 10.8 million residents out of approximately 15.6 million total residents in those markets. The number of residents covered by our systems does not represent the number of Sprint PCS subscribers that we expect to be based in our territories. As of September 30, 2001, approximately 404,000 Sprint PCS subscribers were based in our territories.

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

         o competitive pricing pressures; and

         o aggressive marketing and promotions.

RESULTS OF OPERATIONS

FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         NET LOSS. Our net loss for the quarter ended September 30, 2001 was $37.7 million as compared to a net loss of $17.5 million for the quarter ended September 30, 2000. Net loss for the nine months ended September 30, 2001 was $99.5 million compared to a net loss of $46.0 million for the nine months ended September 30, 2000. These losses were the result of the continued incurrence of start-up expenses relative to the preparation of markets for commercial launch, significant subscriber growth and the operation of markets in service.

         SERVICE REVENUES. Service revenues are comprised of subscriber revenue, Sprint PCS roaming revenue, non-Sprint PCS roaming revenue and long distance revenue, all of which initially began accruing to us at or near our first initial commercial launch in June 1999. Subscriber revenue consists of payments received from Sprint PCS subscribers based in our territories for monthly Sprint PCS service under a variety of service plans. These plans generally reflect the terms of national plans offered by Sprint PCS. We receive Sprint PCS travel revenue at a per minute rate from Sprint PCS or another Sprint PCS affiliate when Sprint PCS subscribers based outside of our territories use our portion of the Sprint PCS network. This reciprocal rate was 20 cents per minute for travel from inception through May 31, 2001. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. Sprint and the Company agreed to change the reciprocal travel rate to 15 cents effective June 1, 2001 and to 12 cents effective October 1, 2001. Beginning January 1, 2002 and continuing throughout the remaining term of the affiliate agreements with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network, which we expect to be approximately 10 cents per minute. The long distance rate of 6 cents per minute remains unchanged. Service revenues were $99.2 million for the quarter ended September 30, 2001 compared to $21 million for the quarter ended September 30, 2000. Service revenues were $218.6 million for the nine months ended September 30, 2001, and $46.6 million for the nine months ended September 30, 2000. These increases are due to the continued growth in our subscribers and the approximately 90,000 subscribers acquired in the first quarter of 2001, resulting from the closing of the mergers with WOW, Roberts and Southwest.

         Non-Sprint PCS roaming revenue primarily consists of fees collected from Sprint PCS customers based in our territories when they roam on non-Sprint PCS networks. These fees are based on rates specified in the customers' contracts. However, it is possible that in some cases these fees may be less than the amount we must pay to other wireless service providers that provide service to Sprint PCS customers based in our territories. Non-Sprint PCS roaming revenue also includes payments from wireless service providers, other than Sprint PCS, when those providers' customers roam on our portion of the Sprint PCS network. For the quarter ended September 30, 2001 our average monthly revenue per user ("ARPU") including roaming revenue was approximately $92 compared to approximately $88 for the same quarter of 2000. For the nine months ended September 30, 2001, ARPU for Sprint PCS customers in our territories, including roaming revenue, was approximately $90 and was approximately $85 for the nine months ended September 30, 2000. For the quarter ended September 30, 2001, ARPU without roaming was approximately $63 compared to approximately $68 for the quarter ended September 30, 2000. Without roaming, our ARPU was approximately $62 and $65 for the nine months ended September 30, 2001 and 2000, respectively.

         PRODUCT SALES. 100% of the revenue from the sale of handsets and accessories through our retail stores and to our local indirect distributors are recorded, net of an allowance for returns, as product sales. Product sales for the quarter ended September 30, 2001 totaled $ 8.7 million compared to $2.2 million for the same quarter of 2000. The amount recorded for the nine months ended September 30, 2001 totaled $18.7 million as compared to $6.0 million for the nine months ended September 30, 2000. The increase in product sales, for both the quarter and the nine months can be attributed to the opening of retail stores and the addition of local indirect distributors in markets launched in the last half of 2000 and the acquisitions of WOW, Roberts and Southwest in the first quarter of 2001. Our handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint PCS for refurbishing, we receive a credit from Sprint PCS, which is less than the amount we originally paid for the handset.

         COST OF SERVICE AND OPERATIONS. These expenses include the cost of operations for our network (such as fees related to data transfer via T-1 and other transport lines and inter-connection fees), Sprint PCS and non-Sprint PCS roaming fees, long distance, the affiliation fee paid to Sprint PCS of 8% of collected service revenues, and customer care, billing and service fees paid to Sprint PCS. Cost of service and operations totaled $67.7 million and $15.1 million for the quarters ended September 30, 2001 and 2000, respectively. Cost of service and operations totaled $154.6 million for the nine months ended September 30, 2001 and $34.1 million for the nine months ended September 30, 2000. The increase is primarily attributable to the increase in subscribers in 2001 as compared to 2000. We pay Sprint PCS travel fees when Sprint PCS subscribers based in our territories use the Sprint PCS network outside of our territories. Pursuant to our affiliation agreements with Sprint PCS, Sprint PCS can change this per minute rate. Sprint and the Company agreed to change the reciprocal travel rate to 15 cents effective June 1, 2001 and to 12 cents effective October 1, 2001. Beginning January 1, 2002 and continuing throughout the remaining term of the affiliate agreements with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network, which we expect to be approximately 10 cents per minute. We pay non-Sprint PCS roaming fees to other wireless service providers when Sprint PCS customers based in our territories use their network.

         COST OF PRODUCTS SOLD. The cost of products sold through our retail stores and to our local indirect retailers totaled $16.6 million for the quarter ended September 30, 2001 as compared to $4.6 million for the quarter ended September 30, 2000. Cost of products sold was $35.2 million and $11.6 million for the nine months ended September 30, 2001 and 2000, respectively. The increase was due to growth in our subscribers activated through our retail and local indirect channels between September 30, 2000 and September 30, 2001. These amounts include the cost of accessories and the cost of handsets sold through our retail stores including sales to local indirects. We expect the cost of handsets to exceed the retail sales price because we subsidize the price of handsets for competitive reasons. The handset subsidy included in cost of products sold through our retail stores totaled $8.1 million for the quarter ended September 30, 2001 and $2.4 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, handset subsidy through our retail stores was $17.3 million compared to $5.7 million for the same period of 2000.

         SELLING AND MARKETING. Selling and marketing expenses totaled $31.4 million for the quarter ended September 30, 2001 and $11.6 million for the quarter ended September 30, 2000. Selling and marketing expenses were $73.9 million and $25.8 million for the nine months ended September 30, 2001 and 2000, respectively. Selling and marketing expenses include advertising expenses, promotion costs, sales commissions and expenses related to our distribution channels and handset subsidy paid to Sprint PCS for customers based in our territories that purchase handsets through Sprint PCS or its national retailers. The amount of handset subsidy from channels other than our retails stores, such as E-commerce, telemarketing, and Sprint PCS national retailers, and sales to local indirects included in selling and marketing totaled $5.3 million and $1.1 million for the quarters ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 the amount of handset subsidy from channels other than our retail stores and sales to local indirects included in selling and marketing totaled $9.7 million as compared to $3.4 million for the nine months ended September 30, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. For the quarters ended September 30, 2001 and 2000, general and administrative expenses totaled $3.5 million and $3.5 million, respectively. For the nine months ended September 30, 2001, these expenses totaled $10.8 million compared to $11.8 million for the nine months ended September 30, 2000. General and administrative expenses include corporate costs and expenses such as administration, human resources and accounting and finance. Also included in general and administrative expenses is non-cash compensation expense related to the Company's stock option plans of $0.4 million for the quarter ended September 30, 2000. No non-cash compensation expense was recorded for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, $0.2 million of non-cash compensation expense was recorded as compared to $4.6 million for the nine months ended September 30, 2000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the quarter ended September 30, 2001 totaled $27.3 million as compared to $3.0 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and September 30, 2000, depreciation and amortization totaled $64.5 million and $7.8 million, respectively. Included in depreciation and amortization for the quarter ended September 30, 2001 and the nine months September 30, 2001, was $14.5 million and $33.7 million, respectively, of amortization of goodwill and identified intangibles that resulted from the mergers with Roberts, WOW and Southwest. Depreciation is calculated using the straight-line method over the useful life of the asset. We begin to depreciate the assets for each market only after we launch that market. The increase in depreciation expense is due to the significant increase in network infrastructure we built and launched since September 2000.

         INTEREST AND OTHER INCOME. Interest and other income totaled $2.5 million for the quarter ended September 30, 2001 and $4.1 million for the quarter ended September 30, 2000. Interest and other income totaled $10.7 million and $10.8 million for the nine months ended September 30, 2001 and 2000, respectively. This income generally has been generated from the investment of equity and loan proceeds held in liquid accounts waiting to be deployed.

         INTEREST EXPENSE. Interest expense totaled $23.6 million for the quarter ended September 30, 2001 and $7.0 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, interest expense was $58.3 million compared to $18.3 million for the nine months ended September 30, 2000. During the first quarter of 2001, we issued new senior notes and a new credit facility for a combined total of approximately $453 million. The increase from 2000 to 2001 is due to higher average outstanding debt balances due to business acquisitions and network construction.

         INCOME TAX BENEFIT. For the quarter and nine months ended September 30, 2001, income tax benefit totaled $22.0 million and $55.3 million, respectively. The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forward. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from the Roberts, WOW and Southwest mergers.

         LOSS ON DEBT EXTINGUISHMENT. For the nine months ended September 30, 2001, a loss on extinguishment of debt of $5.5 million, net of tax benefit of $2.0 million was recorded to write off debt issuance costs associated with the Nortel/EDC Credit Facility. This credit facility was replaced with the Senior Secured Credit Facility, which was entered into on February 14, 2001. No such loss was incurred for the period ended September 30, 2000.

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

         The EDC Credit Facility was reduced by $75.0 million from the issuance of the 12 7/8% Senior Discount Notes. Following the completion of that offering, the EDC Credit Facility provided for advancing term loan facilities in the aggregate principal amount of $175.0 million. The terms and conditions of the EDC Credit Facility were substantially the same as the terms and conditions of the Nortel credit agreement before the assignment and the amendments. On February 14, 2001, we repaid the total amount outstanding on the facility in the amount of $54.5 million plus accrued interest of $884 with the proceeds from our Senior Secured Credit Facility.

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

         On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280.0 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333.0 million in relation to the acquisition of Southwest. At that time, all covenants were amended to reflect this increase and the inclusion of Southwest. The Senior Secured Credit Facility was amended on July 19, 2001 to extend the period prior to which Alamosa Holdings, LLC must borrow $50.0 million of term loans from August 14, 2001 to December 31, 2001.

         On August 15, 2001, we issued $150 million of face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011) and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes were approximately $141.5 million, after deducting the discounts and commissions to the initial purchasers and offering expenses.

         Approximately $39 million of the proceeds of the offering of the 13 5/8% Senior Notes was used by Alamosa (Delaware) to establish a security account (with cash or U.S. Government Securities) to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. Approximately $66 million of the proceeds were used to pay down a portion of the Senior Secured Credit Facility. The balance will be used for general corporate purposes.

         The Senior Secured Credit Facility was amended simultaneously with the closing of the offering of the 13 5/8% Senior Notes to, among other things, reduce the amount of the Senior Secured Credit Facility from $333.0 million to $225.0 million and modify the financial covenants. As of September 30, 2001, our total outstanding debt, excluding unused commitments made by lenders, was approximately $769.3 million.

         Net cash used in operating activities was $98.4 million for the nine months ended September 30, 2001. Net cash used in operating activities was $14.7 million for the nine months ended September 30, 2000. Cash used in operating activities was attributable to operating losses and working capital needs.

         Net cash used in investing activities was $125.6 million for the nine months ended September 30, 2001, and $122.3 million for the nine months ended September 30, 2000. In 2001, we invested $101.5 million in our network infrastructure and $37.6 million in the acquisitions of Roberts, WOW and Southwest. The expenditures in 2000 were related primarily to the purchase of network infrastructure needed to construct our portion of the Sprint PCS network.

         Net cash provided by financing activities was $185.3 million for the nine months ended September 30, 2001 and consisted primarily of the net proceeds from our issuance of the 12 1/2% Senior Notes, borrowings under the Senior Secured Credit Facility, less repayment of long-term debt of $223.6 million, $169.1 million of which was assumed through acquisitions. Additionally, we had net proceeds of $141.5 million from our issuance of the 13 5/8% Senior Notes, less repayment of long term debt of $66.0 million. As of September 30, 2001, we have set aside restricted cash of $84.5 million to secure on a pro rata basis the payment obligations under the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes, and $11.8 million as interest collateral for the Senior Secured Credit Facility. Net cash provided by financing activities was $303.9 million for the nine months ended September 30, 2000 consisting primarily of net proceeds from our initial public offering of approximately $194.3 million and net proceeds from our issuance of 12 7/8% Senior Discount Notes of approximately $187.1 million less repayments of long-term debt of $76.2 million.

         As of September 30, 2001, our primary sources of liquidity were approximately $103.0 million in cash and cash equivalents and $87.8 million of unused capacity under the Senior Secured Credit Facility.

         We estimate that we will require approximately $46.8 million to complete the current build-out plan and fund working capital losses through the remainder of the year 2001. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from this estimate and additional funds could be required.

         We include capital leases related to network equipment and build-out in construction in progress until service has commenced in their respective markets. Once that service has commenced, those capital leases are reclassified to property and equipment. At September 30, 2001, capital leases totaled $2.7 million and included long-term capital lease obligations of $2.2 million. At December 31, 2000 the capital leases totaled $1.1 million.

         For a complete description of our indebtedness, please refer to Note 5 included in Item 1. FINANCIAL STATEMENTS.

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

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The provisions of SFAS No. 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the effect of the adoption of this pronouncement.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of the adoption of this pronouncement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

         We are subject to some interest rate risk on our financing from the senior secured credit facility and any future floating rate financing.

         The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes, the 13 5/8% Senior Notes, capital leases and the senior secured credit facility financing based on our projected level of long-term indebtedness:

                                                                     YEAR ENDING DECEMBER 31,
                                           -------------------------------------------------------------------------
                                             2001        2002        2003         2004        2005        THEREAFTER
                                           ----------  ---------  ----------   ----------   ----------    ----------
Fixed rate instruments:
  12 7/8 senior discount notes............ $    237    $    269    $    305     $    345     $   350       $    350
     Fixed interest rate..................   12.875%     12.875%     12.875%      12.875%     12.875%        12.875%
     Principal payments...................       --          --          --           --          --       $    350
  12 1/2% senior notes.................... $    250    $    250    $    250     $    250     $   250       $    250
     Fixed interest rate..................     12.5%       12.5%       12.5%        12.5%       12.5%         12.5%
     Principal payment....................       --          --          --           --          --       $    250
  13 5/8% senior notes.................... $    150    $    150    $    150     $    150     $   150       $    150
     Fixed interest rate..................   13.625%     13.625%     13.625%      13.625%     13.625%        13.625%
     Principal payment....................       --          --          --           --          --       $    150
  Capital leases--annual minimum:
     Lease payments (1)................... $  0.336    $  0.922    $  0.479     $  0.247     $  0.70       $  0.820
     Average interest rate ...............    11.35%      11.35%      11.35%       11.35%      11.35%         11.35%
  Variable rate instruments:
     Senior secured credit facility (2)... $    187    $    225    $    225     $    200     $   149       $     --
     Average interest rate (3)............     9.00%       9.00%       9.00%        9.00%       9.00%          9.00%
       Principal payments.................       --          --          --     $     25     $    51       $    149

(1) These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2) The amounts represent estimated year-end balances under the Senior Secured Credit Facility based on a projection of the funds borrowed under that facility pursuant to our current plan of network build-out.

(3) Interest rate under the Senior Secured Credit Facility equals, at our option, either the London Interbank Offered Rate ("LIBOR") + 4.0%, or the prime or base rate of Citibank, N.A. plus 3.0%. LIBOR is assumed to equal 5.0% for all periods presented.

Our primary market risk exposure relates to:

  o   the interest rate risk on long-term and short-term borrowings;

  o our ability to refinance the 12 7/8% Senior Discount Notes at maturity at market rates; and

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

         On October 29, 2001, we learned through press reports that a law firm had announced that it had initiated securities actions against one of more of several companies, including us, requesting class action status and alleging violations of federal securities laws and/or that possible claims exist against one or more of such companies for conduct occuring during specified periods. We have not been served with, nor have we otherwise been able to obtain, a copy of any complaint against us relating to these matters. We believe our prior actions have been in accordance with applicable securities laws, and we expect to defend any claims that ultimately may be brought against us vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..

(a)      The following exhibits are included herein:

   EXHIBIT
   NUMBER         EXHIBIT TITLE
   4.13           Indenture for 13 5/8% Senior Notes due 2011, dated August 15, 2001, among
                  Alamosa (Delaware), the Subsidiary Guarantors party thereto, and Wells Fargo
                  Bank Minnesota, N.A., as trustee, filed as Exhibit 4.12 to the Registration
                  Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of
                  Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

   4.14           Form of Global Note relating to the 13 5/8% Senior Notes due 2011, filed as
                  Exhibit 4.13 to the Registration Statement on Form S-4, dated August 28, 2001
                  (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

   4.15           Registration Rights Agreement, dated August 7, 2001, by and among Alamosa
                  (Delaware), Salomon Smith Barney Inc., TD Securities (USA) Inc., First Union
                  Securities, Inc., and Scotia Capital (USA) Inc., relating to the 13 5/8% Senior
                  Notes due 2011, filed as Exhibit 4.14 to the Registration Statement on Form S-4,
                  dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc.,
                  which exhibit is incorporated herein by reference.

   10.56          Third Amendment and Waiver, dated as of July 19, 2001, to the Amended and
                  Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware),
                  Inc., Alamosa Holdings, LLC, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion
                  (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent as an amendment to Exhibit 10.23 above, filed as Exhibit 10.56 to the Registration Statement on Form S-1, dated July 31, 2001 (Registration No.
                  333-66358) of Alamosa Holdings, Inc. and incorporated herein by reference.

   10.57          Fourth Amendment and Waiver, dated as of August 6, 2001, to the Amended and
                  Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa

   EXHIBIT
   NUMBER         EXHIBIT TITLE
                  (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto (the
                  "Lenders"), Export co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc., as syndication agent, and
                  Citicorp USA, Inc., as administrative Agent and collateral Agent, as an amendment to Exhibit 10.23 above, filed as Exhibit 10.55 to the Registration
                  Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of
                  Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

   10.58          Fifth Amendment and Consent, dated as of August 7, 2001, to the Amended and
                  Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware),
                  Inc., Alamosa Holdings, LLC, the Lenders party thereto (the "Lenders"), Export
                  Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc., as syndication agent, and Citicorp USA, Inc., as administrative Agent and collateral Agent, as an amendment to Exhibit 10.23 above, filed as Exhibit 10.56 to the Registration
                  Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of
                  Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
                  Security agreement, dated as of August 15, 2001, among Alamosa (Delaware),

   10.59          Inc., a Delaware corporation, Wells Fargo Bank Minnesota, N.A., as security agent, Wells Fargo Bank Minnesota, N.A., as collateral agent for Wells Fargo
                  Bank Minnesota, N.A., as trustee under the August 2001 Indenture (as to paragraph 6(b)), for Wells Fargo Bank Minnesota, N.A., as trustee under the
                  January 2001 Indenture (as to paragraph 6(b)), and for Wells Fargo Bank
                  Minnesota, N.A., as trustee under the 2000 Indenture (as to paragraph 6(b)), filed as Exhibit 10.57 to the Registration Statement on Form S-4, dated August
                  28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.


(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALAMOSA HOLDINGS, INC.
                                    Registrant

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