Form 10-K405
period 2001-12-31
ALAMOSA DELAWARE INC
filed 2002-03-29
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                    --------------------------------------------

                        COMMISSION FILE NUMBER: 005-58523

                            ALAMOSA (DELAWARE), INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        75-2843707
  (State or other jurisdiction                          (I.R.S.  Employer
of incorporation or organization                       Identification No.)

  5225 SOUTH LOOP 289, LUBBOCK, TEXAS                         79424
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (806) 722-1100
           Securities registered pursuant to Section 12(b) of the Act.

                                                                         NAME OF EACH EXCHANGE ON WHICH
                  TITLE OF EACH CLASS                                              REGISTERED
-----------------------------------------------------------------      ----------------------------------
ALAMOSA (DELAWARE), INC. 12 7/8% SENIOR DISCOUNT NOTES DUE 2010              AMERICAN STOCK EXCHANGE
ALAMOSA (DELAWARE), INC. 12 1/2% SENIOR NOTES DUE 2011                       AMERICAN STOCK EXCHANGE
ALAMOSA (DELAWARE), INC. 13 5/8% SENIOR NOTES DUE 2011                       AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 2002, approximately 100 shares of common stock of the registrant were issued and outstanding.

The registrant meets the conditions set forth in General Instructions I (1) (a) and I (1) (b) of Form 10-K and is filing this Form with the reduced disclosure format pursuant to General Instructions I (2) (b) and I (2) (c).

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I
     ITEM 1.      BUSINESS............................................................................................3
     ITEM 2.      PROPERTIES.........................................................................................25
     ITEM 3.      LEGAL PROCEEDINGS..................................................................................25
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................25

PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................................................................25
     ITEM 6.      SELECTED FINANCIAL DATA............................................................................26
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION...............................................................................26
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................43
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................45
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...............................................................................45

PART III
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................45
     ITEM 11.     EXECUTIVE COMPENSATION.............................................................................45
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................45
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................45

PART IV
     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K...........................................................................................45

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

         o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and operating losses; and

         o statements regarding expectations or projections about markets in our territories.

         Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

         o    our dependence on our affiliation with Sprint;

         o the ability of Sprint to alter fees paid or charged to us under our affiliation agreements;

         o    our limited operating history and anticipation of future losses;

         o    our dependence on Sprint's back office services;

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

ITEM 1.  BUSINESS.

         References in this annual report on Form 10-K to us as a provider of wireless personal communications services or similar phrases generally refer to our building, owning and managing our portion of Sprint's PCS network pursuant to our affiliation agreements with Sprint. Sprint holds the spectrum licenses and controls the network through its agreements with us.

         All references contained in this annual report on Form 10-K to resident population and residents ("POPs") are based on year-end 2000 population counts compiled by the U.S. Census Bureau.

OVERVIEW

         We are the largest Sprint PCS Network Partner in terms of subscribers and revenues. Sprint PCS is the personal communications services group of Sprint Corporation. We have the exclusive right to provide wireless mobility communications network services under the Sprint brand name in a territory encompassing over 15.6 million residents primarily located in Texas, New Mexico, Arizona, Colorado, Wisconsin, Illinois, Oklahoma, Kansas, Missouri, Washington and Oregon. For the year ended December 31, 2001, we generated approximately $357.1 million in revenue and ended the period with approximately 503,000 subscribers.

         We launched Sprint PCS services in Laredo, Texas, in June 1999, and through December 31, 2001, have commenced service in 86 additional basic trading areas ("BTAs"), including markets in territories serviced by companies that we acquired in 2001. At December 31, 2001, our systems covered approximately 11.2 million residents out of approximately 15.6 million total residents in those markets. We have substantially completed the network build-out requirements required by Sprint by the end of 2001. The number of residents covered by our system does not represent the number of Sprint PCS subscribers that we expect to be based in our territories.

         Over the past year we have grown our business significantly. During the first quarter of 2001, we completed our acquisitions of three Sprint PCS Network Partners. We acquired Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW") on February 14, 2001. We acquired Southwest PCS Holdings, Inc. ("Southwest") on March 30, 2001. The acquisitions added territories with a total of approximately 6.8 million residents and added approximately 90,000 subscribers.

OUR BACKGROUND

         We were formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company and closed our initial public offering in February 2000. Immediately prior to our initial public offering, the members of Alamosa PCS LLC received shares of Alamosa (Delaware) common stock in the same proportion to their membership interest in Alamosa PCS LLC.

         On December 14, 2000, we formed a new holding company pursuant to
Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of our common stock was converted into one share of the new holding company, and the former public company, which was renamed Alamosa (Delaware), Inc. became a wholly owned subsidiary of the new holding company, which was renamed Alamosa PCS Holdings, Inc.

         Alamosa Holdings, Inc. was formed in July 2000 to operate as a holding company. On February 14, 2001, Alamosa Sub I, Inc. merged with and into Alamosa PCS Holdings, with Alamosa PCS Holdings surviving the merger and becoming Alamosa Holdings, Inc.'s wholly owned subsidiary. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of Alamosa Holdings, Inc. common stock. We are a direct wholly owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly owned subsidiary of Alamosa Holdings, Inc.

         On February 14, 2001, Alamosa Holdings, Inc. also completed its acquisition of Roberts and WOW. Roberts' service area, which included 2.5 million people, including the market areas surrounding Kansas City, the world headquarters of Sprint, and St. Louis and the Interstate 70 corridor connecting the two cities. At December 31, 2000, Roberts' network covered approximately 1.1 million people. WOW's service area, which included 1.5 million people, including the market areas of Ellenburg, Yakima and Kennewick, Washington and key travel corridors within Washington and Oregon. At December 31, 2000, WOW's network covered approximately 800,000 residents.

         On March 30, 2001, Alamosa Holdings completed its acquisition of Southwest. Southwest's service area, which included 2.8 million people, including market areas in Texas, Oklahoma, Kansas and Arkansas, encompassing over 2,100 highway miles. At December 31, 2000, Southwest had launched service in 18 markets covering approximately 1.5 million residents and had approximately 40,000 subscribers.

         In connection with the Roberts and WOW acquisitions, we entered into a new Senior Secured Credit Facility (the "Senior Secured Credit Facility") for up to $280.0 million. In connection with the acquisition of Southwest, we increased the amount of the Senior Secured Credit Facility from $280.0 million to $333.0 million. The Senior Secured Credit Facility was reduced to $225.0 million concurrently with the issuance of the $150.0 million face amount of senior notes (the "13 5/8 Senior Notes") on August 15, 2001.

OUR RELATIONSHIP WITH SPRINT PCS

         Sprint PCS is a wholly owned tracking group of Sprint Corporation and operates the largest 100% digital, 100% PCS nationwide network in the United States with licenses to provide services to an area of more than 280 million residents in the United States, Puerto Rico and the U.S. Virgin Islands. Sprint's PCS network uses code division multiple access ("CDMA") technology nationwide. Sprint PCS directly operates its PCS network in major markets throughout the United States and has entered into independent agreements with various affiliates such as us, under which the affiliate has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways.

         We are the largest Sprint PCS Network Partner based on subscribers and revenues, and our territories adjoin several major Sprint PCS markets. The build-out of our territories has significantly extended Sprint's PCS coverage in the Southwestern, Northwestern and Midwestern United States. Due to our relationship with Sprint, we benefit from:

         BRAND RECOGNITION - We market products and services directly under the Sprint brand name. We benefit from the recognizable Sprint brand name and national advertising as we open markets. We offer pricing plans, promotional campaigns and handset and accessory promotions of Sprint PCS.

         EXISTING DISTRIBUTION CHANNELS - We benefit from relationships with major national retailers who distribute Sprint PCS products and services under existing Sprint contracts. These national retailers have approximately 790 retail outlets in our territories. Furthermore, we benefit from sales made by Sprint PCS to customers in our territories through its national telemarketing sales force, national account sales team and Internet sales capability. These existing distribution channels provide immediate access to customers as our services become available in their area. For more information on our distribution plan, see "--Sales and Distribution."

         SPRINT'S PCS NATIONWIDE NETWORK - We offer access to Sprint's nationwide PCS network. Sprint's PCS network offers service in metropolitan markets across the country representing over 247 million people. We derive additional revenue from Sprint when its customers based outside of our territories roam on our portion of Sprint's PCS network.

         HIGH CAPACITY NETWORK - Sprint built its PCS network around CDMA digital technology, which we believe provides advantages in capacity, voice-quality, security and handset battery life. For more information on the benefits of this technology, see "--Technology--Code Division Multiple Access."

         SPRINT'S LICENSED SPECTRUM - Sprint has invested in the wireless mobility communications network service licenses in our territories and to pay costs to remove sources of microwave signals that interfere with the licensed spectrum, a process generally referred to as microwave clearing.

         BETTER EQUIPMENT AVAILABILITY AND PRICING - We are able to acquire handsets and network equipment more quickly and at a lower cost than we would without our affiliation with Sprint. For example, Sprint will use commercially reasonable efforts to obtain for us the same discounted volume-based pricing on wireless-related products and warranties as Sprint receives from its vendors.

         ESTABLISHED BACK OFFICE SUPPORT SERVICES - We have contracted with Sprint to provide critical back office services, including customer activation, handset logistics, billing, customer care and network monitoring services.

Because we do not have to establish and operate these systems, we are able to capitalize upon Sprint's economies of scale.

         ACCESS TO THE SPRINT PCS WIRELESS WEB - We support the Sprint PCS Wireless Web service in our portion of Sprint's PCS network. For more information on the Sprint PCS Wireless Web, see "-Products and Services - Access to the Sprint PCS Wireless Web."

         THIRD GENERATION (3G) TECHNOLOGY - We along with Sprint will make the next step towards 3G data services in the first half of 2002. We benefit from Sprint's research and development in connection with this nationwide rollout. For more information, see "-Products and Services - Third Generation (3G) Services.

         Statements in this Form 10-K regarding Sprint are derived from information contained in our affiliation agreements with Sprint and periodic reports and other documents filed with the Securities and Exchange Commission by, or press releases issued by, Sprint.

MARKETS

         We believe part of our success is attributable to the strategic attractiveness of our markets. We believe our markets are attractive for several reasons:

         o PROXIMITY TO MAJOR SPRINT PCS MARKETS - Our markets are located near or around several major Sprint PCS markets, including Dallas, San Antonio, Kansas City, St. Louis, Phoenix, Seattle, Portland, Milwaukee, Minneapolis, Tulsa and Wichita.

         o FEWER COMPETITORS - We believe we face a smaller number of competitors in our markets than the typical Sprint PCS market and fewer competitors than is generally the case for service providers operating in more urban areas.

         o MEXICO / U.S. BORDER - Our territories include more than 75% of the Mexico / U.S. border area.

         o HIGH POPULATION GROWTH MARKETS - The overall population growth rate in our territories has been approximately 37% above the national average for the past ten years.

         The following table lists the location, BTA number, megahertz of spectrum, estimated total residents and estimated covered residents for each of the BTAs that comprise our territories under our affiliation agreements with Sprint PCS at December 31, 2001. The number of estimated covered residents does not represent the number of Sprint PCS subscribers that we expect to be based in our territories.

                                                                     ESTIMATED TOTAL   ESTIMATED COVERED
LOCATION                             BTA NO.(1)   MHZ OF SPECTRUM      RESIDENTS (2)      RESIDENTS (3)
--------                             ----------   ---------------      -------------      -------------
ARKANSAS
Fayetteville-Springdale-Rogers ....   140           30                     325,600            261,900
Fort Smith ........................   153           30                     326,700            175,400
Little Rock (4) ...................   257           30                       9,000             12,500
Russellville ......................   387           30                      95,700             60,600

ARIZONA
Flagstaff .........................   144           30                     116,300             69,300
Las Vegas, NV (Arizona side) (4) ..   245           30                     143,100             88,700
Prescott ..........................   362           30                     167,500            130,200
Phoenix (4) .......................   347           30                      15,900                200
Sierra Vista-Douglas ..............   420           30                     117,800             67,000
Tucson (4) ........................   447           30                       1,800                600
Yuma ..............................   486           30                     158,700            137,800

CALIFORNIA
El Centro-Calexico ..............     124           30                     143,700            127,100
San Diego (4) ...................     402           30                       4,200                  0

COLORADO
Colorado Springs (4) ............      89           30                       1,300                100
Farmington, NM-Durango, CO .....      139           10                     208,300            103,200
Grand Junction .................      168           30                     246,100            144,700
Pueblo .........................      366           30                     312,800            175,600

ILLINOIS
Carbondale-Marion ...............      67           30                      214,200           135,700

KANSAS
Pittsburgh-Parsons ..............     349           30                       92,500             34,000
Emporia ........................      129           30                       47,800             33,100
Hutchinson (4) ..................     200           30                       29,500             21,200
Manhattan-Junction City .........     275           30                      117,900             89,300
Salina ..........................     396           30                      144,300             67,700

MINNESOTA
La Crosse, WI-Winona, MN .......      234           30                      321,000            219,000
Minneapolis-St. Paul (4) .......      298           30                       87,800             50,300

MISSOURI
Cape Girardeau-Sikeston .........      66           30                      189,200            155,500
Columbia ........................      90           30                      216,800            185,900
Jefferson City ..................     217           30                      164,300            130,300
Kirksville ......................     230           30                       57,400             38,800
Poplar Bluff ....................     355           30                      154,200             45,300
Quincy, IL-Hannibal .............     367           30                      184,900            124,700
Rolla ...........................     383           30                      104,700             71,300
St. Joseph ......................     393           30                      196,500            137,200
Sedalia .........................     414           30                       78,800             49,200
Springfield .....................     428           30                      660,100            478,500
West Plains .....................     470           30                       77,000             15,700

NEW MEXICO
Albuquerque .....................       8           10                      832,200            712,500
Carlsbad ........................      68           10                       51,700             49,900
Clovis ..........................      87           30                       75,300             66,500
Gallup ..........................     162           10                      143,800             38,000
Hobbs ...........................     191           30                       55,500             47,900
Roswell .........................     386           10                       80,800             72,500
Santa Fe ........................     407           10                      218,900            148,800
Las Cruces ......................     244           10                      250,100            180,200

OKLAHOMA
Joplin, MO-Miami ................     220           30                      247,200            216,300
Ada .............................       4           30                       54,100             28,500
Ardmore .........................      19           30                       90,900             47,300
Bartlesville ....................      31           30                       49,000             42,700
Enid ............................     130           30                       85,700             51,700
Lawton-Duncan ...................     248           30                      181,000            143,700
McAlester .......................     267           30                       54,800             28,600
Muskogee ........................     311           30                      164,200             93,000
Oklahoma City (4) ...............     329           30                      577,500            202,700
Ponca City ......................     354           30                       49,900             35,800
Stillwater ......................     433           30                       79,400             59,600
Tulsa (4) .......................     448           30                      277,300             98,900

OREGON
Bend ............................      38           30                      153,600            141,300
Coos Bay-North Bend .............      97           30                       83,900             29,600
Klamath Falls ...................     231           30                       80,600             48,300
Medford-Grants Pass .............     288           30                      257,000            225,500
Portland (4) ....................     358           30                       80,500             51,700
Roseburg ........................     385           30                      100,400             77,500
Walla Walla, WA-Pendleton, OR....     460           30                      174,400            126,100

TEXAS
Eagle Pass-Del Rio ..............     121           30                      117,400             90,000
El Paso .........................     128           20                      748,200            708,900
Laredo ..........................     242           30                      216,400            191,500
Wichita Falls ...................     473           30                      222,300            150,900
Abilene .........................       3           30                      261,700            180,100
Amarillo ........................      13           30                      410,300            306,400
Big Spring ......................      40           30                       35,800             32,400
Lubbock .........................     264           30                      409,200            362,900
Midland .........................     296           30                      120,700            120,000
Odessa ..........................     327           30                      209,100            131,600
San Angelo ......................     400           30                      161,900             97,200

WASHINGTON
Kennewick-Pasco-Richland.........     228           30                      191,800            181,800
Wenatchee .......................     468           30                      213,200            128,200
Yakima ..........................     482           30                      256,000            236,100

WISCONSIN
Appleton-Oshkosh ................      18           30                      452,800            389,900
Eau Claire ......................     123           30                      195,400            158,000
Fond du Lac .....................     148           30                       97,300             87,800
Green Bay .......................     173           30                      355,700            299,700
Madison (4) .....................     272           30                      143,300             99,800
Manitowoc .......................     276           30                       82,900             64,900
Milwaukee (4) ...................     297           30                       85,900             55,900
Sheboygan .......................     417           30                      112,600            110,200
Stevens Point-Marshfield-Wisconsin
  Rapids ........................     432           30                      214,500            136,400
Wausau-Rhinelander ..............     466           30                      244,000            147,800
                                                                         ----------         ----------
TOTAL ...........................                                        15,641,500         11,171,100
                                                                         ==========         ==========

(1) BTA No. refers to the basic trading area number assigned to that market by the Federal Communications Commission ("FCC") for the purposes of issuing licenses for wireless services.

(2) Estimated total residents is based on estimates of 2000 population counts compiled by the U.S. Census Bureau.

(3) Estimated covered residents is based on our actual or projected network coverage using estimates of 2000 population counts compiled by the U.S. Census Bureau.

(4) Total residents, covered residents and actual customers for these markets reflect only those residents or customers contained in our licensed territories, not the total residents, covered residents and actual customers in the entire basic trading area.

         Pursuant to our affiliation agreements with Sprint, we have agreed to cover a minimum percentage of the resident population in our territories within specified time periods. We have substantially complied with these build-out requirements. As of December 31, 2001, we had 503,000 Sprint PCS subscribers.

NETWORK OPERATIONS

         The effective operation of our portion of Sprint's PCS network requires:

         o    public switched and long distance interconnection;

         o    the implementation of roaming arrangements; and

         o    the development of network monitoring systems.

         Our network connects to the public switched telephone network to facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Sprint provides preferred rates for long distance services. Through our arrangements with Sprint and Sprint's arrangements with other wireless service providers, Sprint PCS subscribers based in our territories have roaming capabilities on other networks. We monitor our portion of Sprint's PCS network during normal business hours. For after hours monitoring, Sprint PCS Network Operating Centers provides 24 hours, seven days a week monitoring of our portion of Sprint's PCS network and notification to our designated personnel.

         As of December 31, 2001, our portion of Sprint's PCS network included 1,391 base stations and nine switching centers.

PRODUCTS AND SERVICES

         We offer products and services throughout our territories under the Sprint brand name. Our services are designed to mirror the service offerings of Sprint PCS and to integrate with Sprint's PCS network. The Sprint PCS service packages we currently offer include the following:

         100% DIGITAL WIRELESS NETWORK WITH SERVICE ACROSS THE COUNTRY - We are part of the largest 100% digital wireless personal communications services network in the country. Sprint PCS customers based in our territories may access Sprint PCS services throughout Sprint's PCS network, which includes more than 4,000 cities and communities across the United States. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint has roaming agreements.

         ACCESS TO THE SPRINT PCS WIRELESS WEB - We support the Sprint PCS Wireless Web in our portion of Sprint's PCS network. The Sprint PCS Wireless Web allows customers with data capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS customers with data capable handsets also have the ability to receive periodic information updates such as stock prices, sports scores and weather reports. Sprint PCS customers with web-browser enabled handsets have the ability to connect to and browse specially designed text-based Internet sites on an interactive basis.

         THIRD GENERATION (3G) SERVICES - CDMA technology will allow existing CDMA networks to be upgraded to the next generation in a timely and cost efficient manner. With this upgrade to one times radio transmission technology ("1XRTT") we anticipate that we and Sprint will be able to offer data speeds of up to 144 kilobits per second (consistent through put is estimated to be 60 - 70 kilobits per second) with always-on internet connectivity and high quality video and audio, and voice capacity improvements of over 50%. We expect to deploy 1XRTT technology concurrently with Sprint in the first half of 2002.

         CLEAR PAY/ACCOUNT SPENDING LIMIT - Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit ("ASL") to control credit exposure. Prior to May 2001, these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain credit classes, ("NDASL"). Since the modification in May 2001 to create NDASL (which was subsequently renamed as Clear Pay), a majority of our new customer additions have been under the Clear Pay/NDASL program. On February 24, 2002, we reinstituted the deposit requirement for certain credit classes that was in place prior to May 2001 in an effort to limit our exposure to bad debt relative to these credit classes. Sprint has the right to end or materially change the terms of the ASL, NDASL/Clear Pay or any other program in its sole discretion. If Sprint chooses to do away with the ASL or NDASL/Clear Pay program or reintroduce the deposit requirement nationwide, the growth rate we have experienced could decrease and the decrease may be significant.

         OTHER SERVICES - In addition to these services, we may also offer wireless local loop services in our territories, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on Sprint's PCS network to take advantage of code division multiple access technology. Sprint conducts ongoing research and development to produce innovative services that are intended to give Sprint a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

ROAMING

         SPRINT PCS ROAMING - Sprint PCS roaming includes both inbound Sprint PCS roaming, when a Sprint PCS subscriber based outside of our territories uses our portion of Sprint's PCS network, and outbound Sprint PCS roaming, when a Sprint PCS subscriber based in our territories uses Sprint's PCS network outside of our territories. Sprint pays us a per minute fee for inbound Sprint PCS roaming. This roaming fee is not subject to the 8% affiliation fee. We have a reciprocal per minute fee with Sprint for inbound and outbound Sprint PCS roaming. The rate was reduced from 20 cents per minute to 15 cents per minute effective June 1, 2001, and to 12 cents per minute effective October 1, 2001. Beginning January 1, 2002 and continuing throughout the remaining term of the affiliate agreements with Sprint, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network which will be approximately 10 cents for 2002.

         NON-SPRINT PCS ROAMING - Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when a non-Sprint PCS subscriber uses our portion of Sprint's PCS network, and outbound non-Sprint PCS roaming, when a Sprint PCS subscriber based in our territories uses a non-Sprint PCS network. Pursuant to roaming agreements between Sprint and other wireless service providers, when another wireless service provider's subscriber uses our portion of Sprint's PCS network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our portion of Sprint's PCS network, and as part of our collected revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint, Sprint bills these wireless service providers for these fees. When another wireless service provider provides service to one of the Sprint PCS subscribers based in our territories, we pay outbound non-Sprint PCS roaming fees. Sprint, pursuant to our current services agreement with Sprint, then bills the Sprint PCS subscriber for use of that provider's network at rates specified in his or her contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

MARKETING STRATEGY

         Our marketing strategy is to complement Sprint's national marketing strategies with techniques tailored to each of the specific markets in our territories.

         USE SPRINT'S BRAND EQUITY - We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the customers' point of view, they use our portion of Sprint's PCS network and the rest of Sprint's PCS network as a unified national network.

         ADVERTISING AND PROMOTIONS - Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our territories, such as RadioShack, Circuit City and Best Buy. We must pay the cost of specialized Sprint PCS print advertising by third party retailers. Sprint also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

         SALES FORCE WITH LOCAL PRESENCE - We have established local sales forces to execute our marketing strategy through direct business-to-business contacts, our company-owned retail stores, local distributors and other channels. Our market teams also participate in local clubs and civic organizations such as the Chamber of Commerce, Rotary and Kiwanis.

SALES AND DISTRIBUTION

         Our sales and distribution plan is designed to exploit Sprint's multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

         SPRINT RETAIL STORES - As of December 31, 2001, we owned and operated 59 Sprint stores and 10 kiosks at military base or other locations. These stores provide us with a local presence and visibility in the markets within our territories. Following the Sprint model, these stores are designed to facilitate retail sales, activation, bill collection and customer service.

         SPRINT STORE WITHIN A RADIOSHACK STORE - Sprint has an arrangement with RadioShack to install a "store within a store." This arrangement benefits us to the extent that RadioShack has locations within our territories. As of December 31, 2001, RadioShack had approximately 275 stores in our territories.

         OTHER NATIONAL THIRD PARTY RETAIL STORES - In addition to RadioShack, we benefit from the distribution agreements established by Sprint with other national and regional retailers such as Best Buy, Circuit City and Target. As of December 31, 2001, these retailers had approximately 515 stores in our territories.

         ELECTRONIC COMMERCE - Sprint's PCS division maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a rate plan. Sprint PCS customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We will recognize the revenues generated by Sprint PCS customers in our territories who purchase products and services over the Sprint PCS Internet site.

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

         o    competitive pricing pressures; and

         o    aggressive marketing and promotions.

TECHNOLOGY

         GENERAL - In 1993, the FCC allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from traditional analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based systems send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital systems convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital systems also achieve greater frequency reuse than analog systems resulting in greater capacity than analog systems. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

         Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The FCC has not mandated a universal air interface protocol for wireless personal communications services systems. Wireless personal communications systems operate under one of three principal air interface protocols; CDMA, time division multiple access ("TDMA"), or global system for mobile communications ("GSM"). TDMA and GSM communications are both time division multiple access systems but are incompatible with each other. CDMA is incompatible with both GSM and TDMA systems. Accordingly, a subscriber of a system that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular system in that area. The same issue would apply to users of TDMA or GSM systems. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

CODE DIVISION MULTIPLE ACCESS TECHNOLOGY

         Sprint's PCS network and the network of Sprint PCS Network Partners all use digital CDMA technology. We believe that CDMA provides important system performance benefits such as:

         GREATER CAPACITY - We believe, based on studies by CDMA manufacturers, that CDMA systems can provide system capacity that is approximately seven to ten times greater than that of current analog technology and approximately three times greater than TDMA and GSM systems.

         PRIVACY AND SECURITY - One of the benefits of CDMA access technology is that it combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

         SOFT HAND-OFF - CDMA systems transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new base station while maintaining a connection with the base station currently in use. CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, TDMA and GSM networks use a "hard hand-off" and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations.

         SIMPLIFIED FREQUENCY PLANNING - Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity. Unlike TDMA and GSM based systems, CDMA based systems can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

         LONGER BATTERY LIFE - Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

         EFFICIENT MIGRATION PATH - CDMA technology has an efficient and incremental migration path to 3G voice and data services. The incremental investment in each step along the migration path is an advantage of this technology. The first step along this path is the conversion to 1XRTT in the first half of 2002 which will be completed for less than $3 per covered POP. Additional steps, beyond 1XRTT can be taken as demand develops for similar capital investment levels.

COMPETITION

         Competition in the wireless communications services industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national wireless providers such as AT & T Wireless Services, Cingular, Voicestream Wireless, Verizon and Altel.

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

         Many of our competitors have significantly greater financial and technical resources and subscriber bases than we do. Some of our competitors also have established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by Sprint's PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. Wireless personal communications services operators will likely compete with us in providing some or all of the services available through Sprint's PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint. Recently, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to larger competitors over time. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

         Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with Sprint PCS services. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of:

         o    the strength of the Sprint brand name, services and features;

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

INTELLECTUAL PROPERTY

         The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint brand name, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territories. Under the terms of the trademark and service mark license agreements with Sprint, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

         Except in certain instances and other than in connection with the national distribution agreements, Sprint has agreed not to grant to any other person a right or license to use the licensed marks in our territories. In all other instances, Sprint reserves the right to use the licensed marks in providing its services within or without our territories.

         The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Our Affiliation Agreements with Sprint - The Trademark and Service Mark License Agreements" for more information on this topic.

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

EMPLOYEES

         As of December 31, 2001, we employed 808 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

OUR AFFILIATION AGREEMENTS WITH SPRINT

         We initially entered into four major affiliation agreements with
Sprint:

         o    a management agreement;

         o    a services agreement; and

         o two trademark and service mark license agreements with different Sprint entities.

         We entered into one set of these agreements with Sprint for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a set of these agreements for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a set of these agreements for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Southwest entered into a set of these agreements for its territories in Oklahoma, Kansas, Texas and Arkansas which we have assumed pursuant to our acquisition of Southwest. As used herein, the term "operating subsidiaries" refers to each of our subsidiaries that have entered into affiliation agreements with Sprint. Unless otherwise indicated below, the description of our affiliation agreements applies to the affiliation agreements for all of our territories.

         Under our affiliation agreements with Sprint, we have the exclusive right to provide wireless mobility communications network services under the Sprint brand name in our territories. Sprint holds the spectrum licenses and controls the network through our agreements with Sprint. Our affiliation agreements with Sprint require us to interface with Sprint's PCS wireless network by building our portion of Sprint's PCS network to operate on the 10, 20 or 30 MHZ of wireless personal communications services frequencies licensed to Sprint in the 1900 MHZ range.

         The following is a description of the material terms and provisions of our affiliation agreements and the consent and agreement with Sprint and Citicorp, that modifies our management agreements for the benefit of Citicorp, as administrative agent, and the holders of the Senior Secured Credit Facility and any refinancing thereof. See "Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility."

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

THE MANAGEMENT AGREEMENTS

         We entered into one set of management agreements with Sprint for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a management agreement for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a management agreement for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Southwest entered into a management agreement for its territories in Oklahoma, Kansas, Texas and Arkansas which we have assumed pursuant to our acquisition of Southwest. Unless otherwise indicated below, the description of our management agreements applies to the management agreements for all of our territories.

         Under our management agreements with Sprint, we have agreed to:

         o own, construct and manage a wireless personal communications services network in our territories in compliance with FCC license requirements and other technical requirements contained in our management agreements;

         o    distribute Sprint PCS products and services;

         o    use Sprint's and our own distribution channels in our territories;

         o    conduct advertising and promotion activities in our territories;
              and

         o manage that portion of Sprint's PCS customer base assigned to our territories.

         Sprint will supervise our wireless personal communications services network operations and has the right to unconditional access to our portion of Sprint's PCS network, including the right to test and monitor any of our facilities and equipment.

         EXCLUSIVITY - We are designated as the only person or entity that can manage or operate a wireless mobility communications network for Sprint in our territories. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territories while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint is permitted to make national sales to companies in our territories and, as required by the FCC, to permit resale of the Sprint PCS products and services in our territories. Our management agreements prohibit us from interfering with others who resell Sprint PCS products and services in our territories.

         If Sprint decides to expand the geographic size of our build-out within our territories, Sprint must provide us with written notice of the proposed expansion.

         Under our management agreements for our original territories in the Southwest, Wisconsin, and the territories we assumed pursuant to our acquisitions of Roberts and Southwest, we have a 90-day right of first refusal to build out the proposed expansion area. If we choose not to build out the proposed area, then Sprint may build out the area itself or allow another Sprint PCS Network Partner to do so.

         Under our management agreement for the territories we assumed pursuant to our acquisition of WOW, we have agreed to build out any proposed expansion area. Sprint has agreed not to require any new coverage during the first two years of such management agreement or to require coverage that exceeds the capacity and footprint parameters that Sprint has adopted for all its comparable markets. The management agreement also contains a mechanism for us to appeal to Sprint if the build-out is not economically advantageous for us. If we fail to build out the proposed expansion area, Sprint has the termination rights described below under "-Termination of Our Management Agreements."

         NETWORK BUILD-OUT - Our management agreements specify the terms of the Sprint affiliation, including the required network build-out plan. We have agreed to cover a specified percentage of the population within each of the markets, which make up our territories by specified dates. Our current build-out plans will satisfy the network build-out requirements set forth in our management agreements.

         If technically feasible and commercially reasonable, we have agreed to provide for a seamless handoff of a call initiated in our territories to a neighboring portion of Sprint's PCS network. Our management agreements require us to reimburse Sprint one-half of the microwave clearing costs for our territories.

         PRODUCTS AND SERVICES - Our management agreements identify the products and services that we can offer in our territories. These services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreements, or as modified by Sprint. We are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint's sole determination, consumer confusion with Sprint PCS products and services. We also cannot sell non-Sprint PCS products and services if it would hamper our build-out of the network. Under our management agreement for our Wisconsin territories, if Sprint begins to offer nationally a product or service that we already offer, then that product or service will be considered to be a Sprint PCS product or service.

         We may also sell services such as specified types of long distance service, Internet access, handsets, and prepaid phone cards with Sprint and other Sprint PCS Network Partners. If we decide to use third parties to provide these services, we must give Sprint an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the local exchange carrier unless we name the Sprint-owned local exchange carrier as the exclusive distributor or Sprint approves the terms and conditions. Sprint does not own the local exchange carrier in a majority of the markets in our territories.

         NATIONAL SALES PROGRAMS - We must participate in the Sprint PCS sales programs for national sales to customers, and will pay the expenses and receive the compensation from Sprint PCS sales to national accounts located in our territories. We must use Sprint's long distance service, which we can buy at the best prices offered to comparably situated Sprint customers.

         SERVICE PRICING, ROAMING AND FEES - We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS' "Free & Clear" plans. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our territories, subject to Sprint's approval. We are entitled to receive a weekly fee from Sprint equal to 92% of "collected revenues" for all obligations under our management agreements, adjusted by the cost of customer services provided to us by Sprint. "Collected revenues" include revenue from Sprint PCS subscribers based in our territories and inbound non-Sprint PCS roaming. Sprint will retain 8% of the collected revenues. Outbound non-Sprint PCS roaming revenue, inbound and outbound Sprint PCS roaming fees, proceeds from the sales of handsets and accessories, proceeds from sales not in the ordinary course of business, amounts collected with respect to taxes and proceeds from sales of our products and services, are not considered collected revenues. Except in the case of taxes, we will retain 100% of these revenues. Many Sprint PCS subscribers purchase bundled pricing plans that allow Sprint PCS roaming anywhere on Sprint's PCS network without incremental Sprint PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside our territories enters our territories and uses our services. We will earn revenue from Sprint based on a per minute rate established by Sprint when Sprint's or its affiliates' subscribers roam on our portion of Sprint's PCS network. Similarly, we will pay the same rate for every minute Sprint PCS subscribers who are based in our territories use Sprint's PCS network outside our territories. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint's third party roaming agreements.

         VENDOR PURCHASE AGREEMENTS - We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint receives from its vendors. Sprint will use commercially reasonable efforts to obtain for us the same prices as Sprint receives from its vendors.

         ADVERTISING AND PROMOTIONS - Sprint uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising at no additional cost to us. In addition to Sprint's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint also runs numerous promotional campaigns, which provide customers with benefits such as additional features at the same rate or free minutes of use for, limited time periods. We offer these promotional campaigns to potential customers in our territories.

         PROGRAM REQUIREMENTS - We must comply with Sprint's program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint can adjust the program requirements at any time. We have the right to appeal to the management of Sprint if adjustments to program requirements will:

         o cause us to incur a cost exceeding 5% of the sum of our stockholders' equity plus our outstanding long term debt; or

         o cause our operating expenses on a per-unit basis using a ten year time frame to increase by more than 10% on a net present value basis.

         If Sprint denies our appeal and we fail to comply with the program adjustment, Sprint has the termination rights described below under "-Termination of Our Management Agreements."

         Under our management agreements for our Wisconsin and Southwest territories, Sprint has agreed that it will use commercial reasonableness to adjust the Sprint PCS retail store and customer service requirements for cities located within those territories that have a population of less than 100,000.

         NON-COMPETITION - We may not offer Sprint PCS products and services outside our territories without the prior written approval of Sprint. We may offer, market or promote telecommunications products and services within our territories only under the Sprint brand, our own brand, brands of our related parties or other products and services approved under our management agreements, except that no brand of a significant competitor of Sprint or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territories, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint.

         INABILITY TO USE NON-SPRINT BRAND - We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the Trademark and Service Mark License Agreements.

         TRANSFER OF SPRINT'S PCS NETWORK - Sprint can sell, transfer or assign its wireless personal communications services network to a third party if the third party agrees to be bound by the terms of our management agreements and our services agreements.

         CHANGE IN CONTROL - Sprint must approve our change in control, but this consent cannot be unreasonably withheld.

         RIGHTS OF FIRST REFUSAL - Sprint has rights of first refusal, without further stockholder approval, to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of Sprint's PCS network.

         TERM - Each of our management agreements has an initial term of 20 years with three 10-year renewal options, which would lengthen each of our management agreements to a total term of 50 years. The three 10-year renewal terms automatically occur unless either Sprint or we provide the other with two years prior written notice to terminate the agreement or unless we are in material default of its obligations under such agreement.

         TERMINATION OF OUR MANAGEMENT AGREEMENTS - Our management agreements can be terminated as a result of the following events:

         o    termination of Sprint's spectrum licenses;

         o    an uncured breach under our management agreements;

         o    bankruptcy of a party to our management agreements;

         o our management agreements not complying with any applicable law in any material respect; or

         o the termination of any of our trademark and service mark license agreements.

         The termination or non-renewal of our management agreements triggers some of our rights and some of those of Sprint. The right of either party to require the other party to purchase or sell the operating assets is discussed below.

         If we have the right to terminate our management agreements because of an event of termination caused by Sprint, generally we may:

         o require Sprint to purchase all of our operating assets used in connection with our portion of Sprint's PCS network for an amount equal to at least 80% of our "entire business value" as defined below;

         o in all areas in our territories where Sprint is the licensee for 20 MHZ or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to us, subject to governmental approval, up to 10 MHZ of licensed spectrum for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 9% of our "entire business value;" or

         o choose not to terminate our management agreements and sue Sprint for damages or submit the matter to arbitration.

         If Sprint has the right to terminate our management agreements because of an event of termination caused by us, generally Sprint may:

         o require us, without further stockholder approval, to sell our operating assets to Sprint for an amount equal to 72% of our "entire business value;"

         o require us to purchase, subject to governmental approval, the licensed spectrum in our territories for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or 10% of our "entire business value;"

         o take any action as Sprint deems necessary to cure its breach of our management agreements, including assuming responsibility for, and operating, our portion of Sprint's PCS network; or

         o not terminate our management agreements and sue us for damages or submit the matter to arbitration.

         In connection with the Senior Secured Credit Facility, Sprint entered into a consent and agreement with Citicorp, that modifies Sprint's rights and remedies under our affiliation agreements for the benefit of Citicorp, as administrative agent, and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp provides, among other things, that our affiliation agreements generally may not be terminated by Sprint until all our outstanding indebtedness under the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consent and agreement. See "Consent and Agreement for the Benefit of the Holders of the Senior Secured Credit Facility."

         NON-RENEWAL - If Sprint gives us timely notice that it does not intend to renew our management agreements, we may:

         o require Sprint to purchase all of our operating assets used in connection with our portion of Sprint's PCS network for an amount equal to 80% of our "entire business value;" or

         o in all areas in our territories where Sprint is the licensee for 20 MHZ or more of the spectrum on the date it terminates such management agreement, require Sprint to assign to us, subject to governmental approval, up to 10 MHZ of licensed spectrum for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or 10% of our "entire business value."

         If we give Sprint timely notice of non-renewal, or we and Sprint both give notice of non-renewal, or any of our management agreements expire with neither party giving a written notice of non-renewal, or if any of our management agreements can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint may:

         o purchase all of our operating assets, without further stockholder approval, for an amount equal to 80% of our "entire business value;" or

         o require us to purchase, subject to governmental approval, the licensed spectrum in our territories for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 10% of our "entire business value."

         DETERMINATION OF ENTIRE BUSINESS VALUE - If our "entire business value" is to be determined, Sprint and we will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine our "entire business value" on a going concern basis using the following principles:

         o the "entire business value" is based on the price a willing buyer would pay a willing seller for the entire on-going business;

         o The entire business value will not be calculated in a manner that double counts the operating assets of one or more of our affiliates;

         o then-current customary means of valuing a wireless telecommunications business will be used;

         o the business is conducted under the Sprint brand and our affiliation agreements with Sprint;

         o that we own the spectrum and frequencies presently owned by Sprint and subject to our affiliation agreements with Sprint; and

         o the valuation will not include any value for businesses not directly related to the Sprint PCS products and services, and those businesses will not be included in the sale.

         INSURANCE - We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreement and who are reasonably acceptable to Sprint, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

         INDEMNIFICATION - We have agreed to indemnify Sprint and its directors, employees and agents and related parties of Sprint and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under such agreement, except we will not be obligated to indemnify Sprint for any claims arising solely from the negligence or willful misconduct of Sprint. Sprint has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint's violation of any law and from Sprint's breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint, except Sprint will not be obligated to indemnify us for any claims arising solely from our negligence or willful misconduct.

         DISPUTE RESOLUTION - If the parties cannot resolve any dispute between themselves and our management agreements do not provide a remedy, then either party may require that any dispute be resolved by a binding arbitration.

THE SERVICES AGREEMENTS

         We entered into one set of services agreements with Sprint for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a services agreement for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a services agreement for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Southwest entered into a services agreement for its territories in Oklahoma, Kansas, Texas and Arkansas, which we have assumed pursuant to our acquisition of Southwest. Unless otherwise indicated below, the description of our services agreements applies to the services agreements for all of our territories.

         Our services agreements outline various back office services provided by Sprint and available to us for an additional fee. Sprint can change the amount of adjustment for any or all of the services one time in any twelve month period. We have the option to cancel a service upon notification of a fee increase, and if we decide to cancel the service, then Sprint, at our option, must continue to provide that service for nine months at the original price. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-territory fees. Sprint offers three packages of available services. Each package identifies which services must be purchased from Sprint and which may be purchased from a vendor or provided in-house. Essentially, services such as billing, activation and customer care must all be purchased from Sprint or none may be purchased from Sprint. We have chosen to initially delegate the performance of these services to Sprint, but we may develop an independent capability with respect to these services over time. Sprint may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint in connection with any other business or outside our territories. We may discontinue use of any service upon three months' prior written notice, while Sprint must give nine months notice if it will no longer offer any service.

         We have agreed with Sprint to indemnify each other as well as affiliates, officers, directors and employees for violations of law or the services agreements except for any liabilities resulting from the negligence or willful misconduct of the person seeking to be indemnified or its representatives. Our services agreements also provide that no party will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, such services agreement except as may otherwise be required by the indemnification provisions. Our services agreements automatically terminate upon termination of our management agreements, and neither party may terminate the services agreements for any reason other than the termination of the management agreements.

THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

         We entered into one set of trademark and service mark license agreements with Sprint for our territories in the Southwestern part of the United States and another set of these agreements for our territories in Wisconsin. Roberts entered into a trademark and service mark license agreement for its territories in Illinois, Kansas and Missouri, which we have assumed pursuant to our acquisition of Roberts. WOW entered into a trademark and service mark license agreement for its territories in Washington and Oregon, which we have assumed pursuant to our acquisition of WOW. Southwest entered into a trademark and service mark license agreement for its territories in Oklahoma, Kansas, Texas and Arkansas, which we have assumed pursuant to our acquisition of Southwest. Unless otherwise indicated below, the description of the trademark and service mark license agreements applies to the trademark and service mark license agreements for all of our territories.

         We have a non-transferable license to use, at no additional cost to us, the Sprint brand name and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear

Across the Nation" on Sprint PCS products and services. We believe that the Sprint brand name and symbols enjoy a high degree of recognition, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner, which would not reflect adversely on the image of quality symbolized, by the licensed marks. We have agreed to promptly notify Sprint of any infringement of any of the licensed marks within our territories of which we become aware and to provide assistance to Sprint in connection with Sprint's enforcement of their respective rights. We have agreed with Sprint that we will indemnify the other for losses incurred in connection with a material breach of the trademark license agreements between Sprint and us. In addition, we have agreed to indemnify Sprint from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

         Sprint can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach our agreement or if our management agreements are terminated. We can terminate our trademark and service mark license agreements upon Sprint's abandonment of the licensed marks or if Sprint files for bankruptcy or our management agreements are terminated. However, Sprint can assign their interests in the licensed marks to a third party if that third party agrees to be bound by the terms of our trademark and service mark license agreements.

CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

         Sprint entered into a consent and agreement with Citicorp, as administrative agent, that modifies Sprint's rights and remedies under our affiliation agreements with Sprint, for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof.

         The consent and agreement between Sprint and Citicorp generally provides, among other things, the following:

         o Sprint's consent to the pledge of substantially all of our assets, including our rights in our affiliation agreements with Sprint;

         o that our affiliation agreements with Sprint may not be terminated by Sprint until all outstanding obligations under the Senior Secured Credit Facility are satisfied in full pursuant to the terms of the consent and agreement, unless our operating subsidiaries or assets are sold to a purchaser who does not continue to operate the business as a Sprint PCS Network Partner, which sale requires the approval of Citicorp;

         o Sprint may not exercise its right under our management agreements to purchase our assets until all obligations pursuant to the Senior Secured Credit Facility have been paid in full in cash and all commitments to advance credit under such facility have been terminated or have expired. However, Sprint retains the option to purchase our assets if it first pays all obligations under the Senior Secured Credit Facility and such facility is terminated in connection with such payment;

         o for redirection of payments due to us under our management agreements from Sprint to Citicorp during the continuation of any default by us under the Senior Secured Credit Facility;

         o for Sprint and Citicorp to provide to each other notices of default by us under our management agreements and the Senior Secured Credit Facility, respectively;

         o the ability to appoint interim replacements, including Sprint or a designee of the administrative agent under the Senior Secured Credit Facility, to operate our portion of Sprint's PCS network under our affiliation agreements after an event of default under the Senior Secured Credit Facility or an event of termination under our affiliation agreements;

         o subject to certain requirements and limitations, the ability of Sprint to assign our affiliation agreements with Sprint and sell our assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries to a qualified purchaser that is not a major competitor of Sprint, free of the restrictions on assignment and change of control in our management agreements, if our obligations under the Senior Secured Credit Facility have been accelerated after a default by us; and

         o subject to certain requirements and limitations, that if Sprint enters into consent and agreement documents with similarly-situated lenders that have provisions that are more favorable to the lender, Sprint will give Citicorp written notice of the amendments and will amend our consent and agreement with Citicorp in the same manner at Citicorp's request; consequently, from time to time, Citicorp and Sprint may modify our consent and agreement so that it will contain terms and conditions more favorable to Citicorp.

         SPRINT'S RIGHT TO PURCHASE ON ACCELERATION OF AMOUNTS OUTSTANDING UNDER THE SENIOR SECURED CREDIT FACILITY - Subject to the requirements of applicable law, so long as the Senior Secured Credit Facility remains outstanding, Sprint has the right to purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries, upon its receipt of notice of an acceleration of the Senior Secured Credit Facility, under the following terms:

         o    Sprint elects to make such a purchase within a specified period;

         o the purchase price is the greater of an amount equal to 72% of our "entire business value" or the amount we owe under the Citicorp Senior Secured Credit Facility;

         o if Sprint has given notice of its intention to exercise the purchase right, then the administrative agent is prohibited for a specified period after the acceleration, or until Sprint rescinds its intention to purchase, from enforcing its security interest; and

         o if we receive a written offer that is acceptable to us to purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries after the acceleration, then Sprint has the right to purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries, as the case may be, on terms at least as favorable to us as the offer we receive. Sprint must agree to purchase the operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to us and Citicorp.

         Upon acceleration of the Senior Secured Credit Facility, Sprint also has the right to purchase the obligations under the Senior Secured Credit Facility by repaying such obligations in full in cash.

         SALE OF OPERATING ASSETS OR THE PARTNERSHIP INTERESTS, MEMBERSHIP INTERESTS OR OTHER EQUITY INTERESTS OF OUR OPERATING SUBSIDIARIES TO THIRD PARTIES - If Sprint does not purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries after an acceleration of the obligations under the Senior Secured Credit Facility, then Citicorp may sell our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries. Subject to the requirements of applicable law, including the law relating to foreclosures of security interests, Citicorp has two options:

         o to sell our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries to an entity that meets the requirements to be our successor under our affiliation agreements with Sprint; or

         o to sell our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries to any third party, subject to specified conditions.

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

         Through rules that went into effect on February 13, 2002, the FCC increased its spectrum cap for Commercial Mobile Radio Services ("CMRS") which include broadband wireless personal communications services, cellular and specialized mobile radio ("SMR") from 45 MHz to 55 MHz in any geographic area until January 1, 2003, when the CMRS spectrum cap will sunset. This spectrum cap prohibits a single entity from having an attributable interest (defined as any general partnership interest of 20% or greater equity or voting interest or certain other business relationships) totaling more than 55 MHz. The spectrum cap did not change for overlaps involving cellular rural service areas, which had already been 55 MHz. The 20% threshold is raised to 40% where the owner is an investment company, a small business or a rural telephone company. The geographic areas at issue are PCS licensed service areas where there are overlaps involving 10% or more of the population of such service area. An entity, such as us, that manages the operations of a broadband PCS, cellular, or SMR licenses pursuant to a management agreement is also considered to have an attributable interest in the system it manages. Also effective as of February 13, 2002, the FCC eliminated its rule which prohibited a party from owning interests in both cellular systems in the same Metropolitan Statistical Areas ("MSAs") though it retained the cross-interest prohibition for less populous Rural Service Areas ("RSAs"). The Commission's new rules blur the "bright line" of these spectrum caps, however, and require a case-by-case analysis to determine that any proposed CMRS spectrum combination will not have an anticompetitive effect.

TRANSFERS AND ASSIGNMENTS OF WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSES

         The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications service license. This means that we and our stockholders will receive advance notice of any and all transactions involved in transferring control of Sprint or the assignment of some or all of the wireless personal communications service licenses held by Sprint. The FCC proceedings afford us and our stockholders an opportunity to evaluate proposed transactions well in advance of closing, and to take actions necessary to protect their interests. Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of certain commercial mobile radio service licenses.

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

         If the build-out requirements are not met, wireless personal communications service licenses could be forfeited. The FCC also requires licensees to maintain control over their licenses. Our affiliation agreements with Sprint reflect management agreements that the parties believe meet the FCC requirements for licensee control of licensed spectrum.

         If the FCC were to determine that our affiliation agreements with Sprint need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the agreements to the extent necessary to cause the agreements to comply with applicable law and to preserve to the extent possible the economic arrangements set forth in the agreements. If the agreements cannot be so modified, the agreements may be terminated pursuant to their terms. The FCC could also impose monetary penalties on Sprint, and possibly revoke one or more of the Sprint PCS licenses.

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

         The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it very likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future.

INTERCONNECTION

         The FCC has the authority to order interconnection between commercial mobile radio services, commonly referred to as CMRS, providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Using these rules, we will assist Sprint in the negotiation of interconnection agreements for Sprint's PCS network in their market area with all of the Bell operating companies, including Verizon and several smaller independent local exchange carriers. Interconnection agreements are negotiated on a state-wide basis.

         If an agreement cannot be reached, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the Sprint PCS systems with local, national and international telecommunications networks. They will also determine the nature and amount of revenues that we and Sprint can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

OTHER FCC REQUIREMENTS

         In June 1996, the FCC adopted rules that prohibit broadband wireless personal communications services providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002. These existing resale requirements and their expiration may somewhat affect the number of resellers competing with Sprint and its managers and Network Partners in various markets. However, to date, wireless resellers have not significantly impacted wireless service providers. Any losses in retail customers have been offset, in major part, by increases in wireless customers, traffic and wholesale revenues.

         CMRS providers, including Sprint, are required to permit manual roaming on their systems. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier's system must be able to make a call by providing a credit card number or making some other arrangement for payment. The FCC is currently considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone.

         FCC rules require local exchange and most commercial mobile radio services providers to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability ("SPNP"). The FCC requires most commercial mobile radio service providers to implement wireless service provider number portability where requested in the 100 largest metropolitan areas in the United States by November 24, 2002. The FCC currently requires most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability Fund. Implementation of wireless service provider number portability will require wireless personal communications service providers like us and Sprint, to purchase more expensive switches and switch upgrades. However, it will also enable existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which should make it easier for wireless personal communications service providers to market their services to existing cellular users.

         FCC rules permit broadband wireless personal communications service and other commercial mobile radio service providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers. This may create new markets and revenue opportunities for Sprint and its managers and Network Partners and other wireless providers.

         FCC rules require broadband personal communications services and other commercial mobile radio services providers to implement enhanced emergency 911 capabilities. The FCC has approved a plan proposed by Sprint under which it began selling specially equipped telephone handsets on or before October 1, 2001, with a rollout of such handsets continuing until December 31, 2002, when all new handsets activated nationwide must be specially equipped. By December 31, 2005, 95% of Sprint PCS subscriber handsets in service must be equipped for Sprint PCS' enhanced 911 service. In addition, Sprint must complete its PCS network upgrade to support enhanced 911 service by December 31, 2002, and it must begin providing a specified level of enhanced 911 service by June 30, 2002. As the required equipment becomes more functional and less expensive, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

         FCC rules include several measures designed to remove obstacles to competitive access to customers and facilities in commercial multiple tenant environments, including the following:

         o Telecommunications carriers in commercial settings may not enter into exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers.

         o Utilities, including LECs, must afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to conduits and rights-of-way located in customer buildings and campuses, to the extent such conduits and rights-of-way are owned or controlled by the utility.

         The FCC has also issued a further notice of proposed rulemaking seeking comment on whether it should adopt additional rules in this area, including extending certain regulations to include residential as well as commercial buildings. The final result of this proceeding could affect the availability and pricing of sites for our antennae and those of our competitors.

COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT

         The Communications Assistance for Law Enforcement Act ("CALEA") enacted in 1994, requires wireless personal communications service and other telecommunications service providers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, and with certain additional standards by September 30, 2001. Wireless personal communications service providers were also required to implement a "packet-mode" capability by November 19, 2001. Various other capability requirements established by the Department of Justice and Federal Bureau of Investigation have been temporarily suspended pending further review b the FCC. Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements. In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon Sprint and its managers and Network Partners and other wireless entities.

         The USA Patriot Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers.

OTHER FEDERAL REGULATIONS

         Sprint and its managers and Network Partners must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some of the Company's base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act. The FCC is required to implement this Act by requiring service providers to meet land use and radio emissions standards.

REVIEW OF UNIVERSAL SERVICE REQUIREMENTS

         The FCC and certain states have established "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint's "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. At the present time it is not possible to predict the extent of the Sprint total federal and state universal service assessments or its ability to recover from the universal service fund. However, some wireless entities are seeking state commission designation as "eligible telecommunications carriers," enabling them to receive federal and state universal service support, and are preparing to compete aggressively with wireline telephone companies for universal service revenue. Because we manage substantial rural areas for Sprint's PCS division, it is likely to receive revenues in the future from federal and state universal service support funds that are much greater than the reductions in its revenues due to universal service contributions paid by Sprint.

PARTITIONING; DISAGGREGATION

         FCC rules allow broadband wireless personal communications services licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties. These rules may enable us to purchase wireless personal communications service spectrum from Sprint and other wireless personal communications services licensees as a supplement or alternative to the existing management arrangements.

WIRELESS FACILITIES SITING

         States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of those services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for Sprint and its managers and Network Partners and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

EQUAL ACCESS

         Wireless providers are not required to provide long distance carriers with equal access to wireless customers for the provision of toll services. This enables us and Sprint to generate additional revenues by reselling the toll services of Sprint PCS and other interexchange carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll service providers subject to certain conditions.

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

         To date, the FCC has granted no such petition. To the extent Sprint and its managers and Network Partners provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

ITEM 2.  PROPERTIES.

         Our headquarters are located in Lubbock, Texas and we lease space in a number of locations, primarily for our retail stores, base stations and switching centers. As of December 31, 2001, we leased 59 retail stores and 9 switching centers. As of December 31, 2001, we leased space on 1,368 towers and owned 4 towers. We collocate with other wireless service providers on approximately 45% of our towers. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         We have been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of our initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of Alamosa common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Alamosa shares in the aftermarket at pre-determined prices.

         The Court has ordered that these putative class actions against us, along with hundreds of IPO allocation cases against other issuers, be transferred to Judge Scheindlin for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, Judge Scheindlin adjourned all defendants' time to respond to the complaints until further order of the Court.

         These cases remain at a preliminary stage and no discovery proceedings have taken place. We believe the claims asserted against us in these cases are without merit and intend to defend vigorously against them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Omitted under the reduced disclosure format pursuant to General Instructions I (2) (a) of Form 10-K.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

FORWARD LOOKING INFORMATION

         You should read the following discussion and analysis when you read the consolidated financial statements and the related notes included in this annual report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Risk Factors" and "This Annual Report Contains Forward-Looking Statements."

GENERAL

         Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of Sprint's PCS network. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At December 31, 2001, we have approximately 503,000 subscribers. As of December 31, 2001, our accumulated deficit is $261.4 million and we have spent a cumulative total of approximately $584 million in capital expenditures (including that spent by Roberts, WOW and Southwest prior to our acquisition) in connection with constructing our portion of Sprint's PCS network and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as our subscriber base increases.

         On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of Roberts, WOW and Southwest bringing our total licensed POPs to approximately 15.6 million at December 31, 2001.

         As a Sprint PCS Network Partner, we have the exclusive right to provide wireless, mobility communications network services under the Sprint brand name in our licensed territory. We are responsible for building, owning and managing the portion of Sprint's PCS network located in our territory. We offer national plans designed by Sprint and intend to offer local plans tailored to our market demographics. Our portion of Sprint's PCS network is designed to offer a seamless connection with Sprint's 100% digital PCS nationwide wireless network. We market wireless products and services through a number of distribution outlets located in our territories, including our own retail stores, major national distributors and local third party distributors.

         We recognize revenues from Sprint PCS subscribers based in our territories, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers when their customers roam onto our portion of Sprint's PCS network. Sprint retains 8% of all collected service revenue from our subscribers (not including products sales) and fees collected from other wireless service providers when their customers roam onto our portion of Sprint's PCS network. We report the amount retained by Sprint as an operating expense.

         As part of our affiliation agreements with Sprint, we have the option of contracting with Sprint to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We have elected to delegate the performance of these services to Sprint to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily on a per subscriber and per transaction basis and is recorded as an operating expense.

CRITICAL ACCOUNTING POLICIES

         The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of an entity. To aid in that understanding, we have identified our "critical accounting policies." These policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining the allowance, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers, and features increased back office controls with respect to collection efforts. We have reinstated the deposit for customers in certain credit classes on the Clear Pay program as of February 24, 2002, and we believe that this policy will reduce our future bad debt exposure.

         REVENUE RECOGNITION - We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. We defer this activation fee and record activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

         We record revenue for products sales in connection with our sales of handsets and accessories through our retail stores and our local indirect retailers. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. We reimburse Sprint for the amount of subsidy incurred by them on handsets sold through channels controlled by them.

         ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS - In connection with our acquisitions of Roberts, WOW and Southwest in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The unidentifiable goodwill and the intangible assets related to the Sprint agreements are being amortized over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset is being amortized over the estimated life of the acquired subscribers or approximately 3 years. See our discussion of recently issued accounting pronouncements within this item for changes in amortization of goodwill beginning in 2002.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise approximately 80 percent of our total assets. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We carefully monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment. See our discussion of recently issued accounting pronouncements within this document for additional information as to the impact of such pronouncements as they pertain to long-lived assets.

         INCOME TAXES - We utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between book and tax basis of our assets and liabilities that result in a deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

         Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001, a significant deferred tax liability was recorded relative to goodwill and other intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. Prior to February 1, 2000, our predecessor operated as a Limited Liability Company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, we became a C-Corp for federal income tax purposes and therefore subsequent losses became net operating loss carryforwards to us. We continue to evaluate the likelihood of realizing the benefits of deferred tax items. Should events or circumstances indicate that it is warranted, a valuation allowance will again be established.

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000

         The acquisitions of Roberts, WOW and Southwest took place on February 14, February 14, and March 30, 2001, respectively. These acquisitions were accounted for under the purchase method of accounting such that the results of operations for the acquired entities are included in our consolidated operating results only from the date of acquisition. This, coupled with our substantial growth during 2001 in terms of subscribers and network coverage, impacts the comparison of 2001 operating results to those reported in 2000.

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 503,000 at December 31, 2001 compared to approximately 133,000 at December 31, 2000. This growth includes approximately 90,000 subscribers acquired in the acquisitions which closed in the first quarter of 2001. The additional 280,000 subscribers came as a result of increasing our network coverage from 4.5 million to 11.2 million covered POPs during 2001 providing additional marketing opportunities. Monthly churn (rate of deactivation of existing subscribers) for 2001 was approximately 2.7 percent compared to approximately 2.9 percent for 2000. This improvement in churn is due to more subscribers signing up under plans with contracts as well as improved coverage areas as we built out our network. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Our cost per gross addition ("CPGA") includes handset subsidies, and selling and marketing costs and was approximately $349 per gross addition in 2001 compared to $430 in 2000. This improvement is a result of spreading our fixed marketing costs over a larger number of gross additions.

         SERVICE REVENUE - Service revenues consist of revenue from subscribers and roaming revenue earned when customers from other carriers roam onto our portion of Sprint's PCS network. Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including the wireless web, voice activated dialing, etc.

         Subscriber revenues were $231,145 for the year ended December 31, 2001 compared to $56,154 for the year ended December 31, 2000. This increase of 312 percent was due to the increase in our subscriber base from approximately 133,000 subscribers at December 31, 2000 to approximately 503,000 subscribers at December 31, 2001. Average revenue per user ("ARPU") before roaming revenue decreased in 2001 to $61 compared to $65 in 2000. This decrease is attributable to lower monthly recurring charges for plans with larger buckets of minutes being offered in 2001 compared to 2000.

         Roaming revenue is primarily comprised of revenue from other Sprint PCS subscribers based outside of our territories that roam onto our portion of Sprint's PCS network. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming are identical. This rate declined during 2001 from 20 cents per minute at January 1 to 15 cents per minute on June 1 to 12 cents per minute on October 1. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added approximately 1,000 cell sites during 2001, including 531 added through acquisitions, which allowed us to capture this additional roaming traffic. This accounted for the 472 percent increase in roaming revenue to $99,213 in 2001 from $17,346 in 2000.

         PRODUCT SALES - We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset. Product sales revenue for 2001 was $26,781 compared to $9,201 for 2000. This increase of 191 percent is attributable to the increase in the number of activations during 2001 due to the additional markets launched as well as the markets acquired in the acquisitions during the first quarter.

         COST OF SERVICE AND OPERATIONS - Cost of service and operations includes the costs of operating our portion of Sprint's PCS network. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $237,843 in 2001 were 327 percent higher than the $55,701 incurred in 2000. This increase in cost is the result of the completion of the build out of our network as well as the addition of the networks of the acquired companies in the first quarter of 2001 which drove an increase in the number of subscribers using our network.

         COST OF PRODUCTS SOLD - Cost of products sold includes the cost of handsets and accessories sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Expenses of $53,911 for 2001 were 163 percent higher than the $20,524 incurred in 2000. This increase is attributable to the increase in the number of activations during 2001 due to the additional markets launched as well as the markets acquired in the acquisitions during the first quarter.

         SELLING AND MARKETING - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $14,575 and $4,846 in 2001 and 2000, respectively. Total selling and marketing expenses of $110,052 in 2001 was 142 percent higher than the $45,407 incurred in 2000 due to the expansion of our distribution channels resulting from the additional markets launched during 2001 and the markets acquired in connection with the acquisitions in the first quarter of 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses include corporate costs and expenses such as our corporate finance and sales and marketing organizations. General and administrative expenses of $13,853 in 2001 were 45 percent higher than the $9,538 incurred in 2000 due to the three acquisitions which were consummated in the first quarter of 2001. Although the three acquisitions more than doubled the size of our licensed territory, the corporate costs did not increase by the same level due to efficiencies gained by leveraging our corporate costs and eliminating large amounts of corporate costs relative to the acquired companies.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property, plant and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $45,963 in 2001 as compared to $12,530 in 2000. This increase of 267 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2001 of $146,817 and the assets acquired in connection with the three acquisitions closed in the first quarter totaling $125,960.

         Amortization expense of $48,759 in 2001 relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired in connection with each of the three acquisitions. We had no such intangible assets during 2000 such that no amortization was recorded in 2000.

         NON-CASH COMPENSATION - Non-cash compensation expense related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense relative to these options was $5,651 in 2000. Compensation expense for 2001 was a negative $916 due to the forfeiture of remaining options relative to a terminated employee.

         TERMINATED MERGER AND ACQUISITION COSTS - Terminated merger and acquisition costs recorded in 2000 related to costs incurred in connection with due diligence performed on potential acquisitions for which agreements were not reached. No such costs were incurred in 2001.

         OPERATING LOSS - Our operating loss for 2001 was $152,326 compared to $68,897 for 2000. This increase is primarily attributable to the significant amount of selling and marketing costs incurred in connection with the acquisition of customers driven by our significant subscriber growth in 2001.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $11,664 in 2001 was 19 percent less than the $14,483 earned in 2000 due to declining interest rates and the fact that excess cash and investments were liquidated during 2001 in connection with funding our capital expenditures and operating cash flow losses.

         INTEREST EXPENSE - Interest expense for 2001 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $27,927 as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. The increase in total interest expense to $81,730 from $25,775 in 2000 is due to the increased level of debt after the two issuances of senior notes in 2001 and the increased level of advances under senior secured borrowings.

         EXTRAORDINARY ITEM - In connection with the closing of our Senior Secured Credit Facility in February 2001, we drew down on that facility and used the proceeds to repay the Nortel/EDC credit facility which was in place at the time. We had originally capitalized loan costs in connection with obtaining the Nortel/EDC credit facility that had a remaining unamortized balance of $5,472. The extraordinary loss recorded in 2001 represents the $5,472 in unamortized loan costs written off, net of a tax benefit of $1,969 relative to this loss.

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

         Prior to January 1, 2000, we were a development stage company and had very limited operations, very limited revenues, significant losses, substantial future capital requirements and an expectation of continued losses. As a result, comparison of the results of operations for the year ended December 31, 2000 to the year ended December 31, 1999 may not be meaningful.

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 133,000 at December 31, 2000 compared to approximately 32,000 at December 31, 1999. This growth of approximately 101,000 subscribers was due to the launch of additional markets in 2000 and increasing our coverage area from 2.7 million to 4.5 million covered POPs during 2000. CPGA for 2000 was $430 compared to $428 for 1999.

         SERVICE REVENUES - Subscriber revenue of $56,154 in 2000 was significantly higher than the $4,399 for 1999 due to the level of subscriber growth in 2000. We began 2000 with approximately 32,000 subscribers and ended the year with approximately 133,000 subscribers. Roaming revenue of $17,346 in 2000 was significantly higher than the $2,135 for 1999 due to the significant progress made in the build out of our network during 2000.

         PRODUCT SALES - Product sales for 2000 were $9,201 compared to $2,450 in 1999 due to the increased level of handset activations in 2000 as a result of our launch of additional markets during the year.

         COST OF SERVICE AND OPERATIONS - Expenses of $55,701 in 2000 were significantly higher than the $7,601 incurred in 1999 due to the significant expansion in the size of our network which drove subscriber growth. We began 2000 with 2.7 million covered POPs and ended the year with 4.5 million covered POPs.

         COST OF PRODUCTS SOLD - Costs of products sold in 2000 were $20,524 compared to $5,939 in 1999. This increase was driven by a higher level of customer activations resulting from our launching additional markets during 2000.

         SELLING AND MARKETING - Selling and marketing expenses of $45,407 in 2000 were significantly higher than the $10,650 incurred in 1999 as a result of our launch of additional markets during the year and significantly higher subscriber activations.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses of $9,538 in 2000 were significantly higher than the $4,209 incurred in 1999 primarily due to the increase in the size of the corporate staff in

2000. General and administrative expenses in 1999 primarily consist of costs incurred in connection with starting the business that were expensed in accordance with the provisions of SOP 98-5.

         OPERATING LOSS - Our operating loss for 2000 was $68,897 compared to $30,672 for 1999. This increase is primarily attributable to the costs incurred as we were launching markets during the year as discussed above, as well as additional general and administrative expenses related to developing our corporate infrastructure.

         DEPRECIATION AND AMORTIZATION - Depreciation for 2000 of $12,530 was significantly higher than the $3,057 incurred in 1999 due to the significant growth in the size of our network during 2000 which resulted in an increase in depreciable network assets.

         NON-CASH COMPENSATION - Non-cash compensation was $5,651 in 2000 compared to $8,200 in 1999. This decrease was due to the fact that a larger number of options vested in 1999 than did in 2000.

         TERMINATED MERGER AND ACQUISITION COSTS - Terminated merger and acquisition costs recorded in 2000 related to costs incurred in connection with due diligence performed on potential acquisitions for which agreements were not reached. No such costs were incurred in 1999.

         INTEREST AND OTHER INCOME - Interest and other income of $14,483 in 2000 was significantly higher than the $477 earned in 1999. This increase was due to earnings on our IPO and senior discount note offering proceeds which were received in February 2000.

         INTEREST EXPENSE - Interest expense of $25,775 in 2000 includes $23,052 in accreted interest on our senior discount notes which were issued in February 2000. Interest expense for 1999 of $2,641 represents interest on our secured borrowings as well as capital leases.

INCOME TAXES

         We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of start-up costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the mergers completed in the first quarter of 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired particularly due to the intangible assets recorded in connection with the acquisitions.

         The reversal of the timing differences which gave rise to these deferred tax liabilities will allow us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance with a corresponding reduction to goodwill during 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a net deferred tax benefit in our consolidated statement of operations.

         Our financial statements for the periods ended December 31, 1999 did not report any effect for federal and state income taxes since we had elected to be taxed as a partnership. For 1999, the partners recorded tax losses on their separate income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES - Operating cash flows decreased $84,435 in 2001 and $12,129 in 2000. The 2001 decrease is primarily due to our increased net loss before non-cash items in 2001 of $43,524 as well as a significant increase in our customer receivables due to the growth of our subscriber base. The 2000 decrease is primarily due to our increased net loss before non-cash items in 2000 of $17,085 partially offset by an increase in accounts payable balances.

         INVESTING ACTIVITIES - Our investing cash flows were a negative $169,188 in 2001 compared to a negative $188,680 in 2000. Our capital expenditures for 2001 totaled $146,817 of which $143,731 were cash expenditures while our capital expenditures for 2000 totaled $157,047 of which $136,904 were cash expenditures. In 2000, we also issued notes receivable to Roberts and WOW while we were operating those companies under a management agreement which accounts for the additional cash outflows in 2000.

         FINANCING ACTIVITIES - Our financing cash flows decreased in 2001 to $245,745 from $354,010 in 2000. In 2000, we received net proceeds from our initial public offering of approximately $195,000 and net proceeds from our 12 7/8% senior discount notes offering of approximately $187,000. In 2001, we received net proceeds from debt offerings of approximately $621,000 and repaid debt of approximately $290,000.

CAPITAL REQUIREMENTS

         Our 2002 capital expenditure requirements are expected to be approximately $85 million which includes upgrading our portion of Sprint's PCS network to 1XRTT. Operating cash flow is expected to be positive for the first time in 2002 as we begin to realize the benefits of the subscriber growth that we have experienced over the past two years. We expect to be free cash flow positive (operating cash flow less capital expenditures and cash interest expense) for the first time in 2003 and believe we are fully funded to that point as discussed below.

LIQUIDITY

         Since inception, we have financed our operations through capital contributions from our owners, through debt financing and through proceeds generated from public offerings of our common stock.

         We entered into a credit agreement with Nortel effective June 10, 1999, which was amended and restated on February 8, 2000. On June 23, 2000, Nortel assigned the entirety of its loans and commitments to EDC, and Alamosa and EDC entered into the credit facility with EDC (the "EDC Credit Facility"). The EDC Credit Facility was paid in full in the first quarter of 2001 with proceeds from the Senior Secured Credit Facility.

         On October 29, 1999, we filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of our common stock (the "Initial Offering"). The Initial Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 1,607,100 shares. We received net proceeds of approximately $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Initial Offering were used for the build out of our portion of Sprint's PCS network, to fund operating capital needs and for other corporate purposes.

         On February 8, 2000, we issued $350.0 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes"). The 12 7/8% Senior Discount Notes mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

         On January 31, 2001, we issued $250.0 million face amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001.

         On February 14, 2001, we entered into a $280.0 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; EDC as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the Roberts and WOW mergers. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the Roberts and WOW mergers, (ii) to refinance existing indebtedness under our credit facility with EDC and under Roberts' and WOW's existing credit facilities, and (iii) to pay transaction costs. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs. This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of Southwest and was again amended in August 2001 to reduce the maximum borrowing to $225 million of which $187 million is outstanding as of December 31, 2001. The terms of this credit facility contain numerous financial and other covenants the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact to us.

         On August 15, 2001, we issued $150.0 million face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011), carry a coupon rate of 13 5/8%, payable semiannually on February 15 and August 15, beginning on February 15, 2002. The Senior Secured Credit Facility was amended simultaneously with the closing of the 13 5/8% Senior Notes offering to, among other things, permit the 13 5/8% Senior Notes offering, reduce the amount of the Senior Secured Credit Facility to $225 million and modify the financial covenants.

         On November 13, 2001, Alamosa Holdings completed an underwritten secondary offering of common stock pursuant to which certain of its stockholders sold an aggregate of 4,800,000 shares at a public offering price of $14.75 per share. Alamosa Holdings did not receive any proceeds from the sale of these shares, however the underwriters were granted an option to purchase up to 720,000 additional shares of common stock to cover over-allotments. This option was also exercised on November 16, 2001 and Alamosa Holdings received net proceeds from the sale of these shares after offering costs of approximately $9.1 million which was contributed to us to be used for general corporate purposes.

         Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancellable operating leases at December 31, 2001 were as follows:

                                                            Payments due by period
                                -----------------------------------------------------------------------------
                                 Less than            1 - 3         4 - 5            After 5
                                 One year             Years         Years            Years           Total
                                -----------      -----------     ----------       ------------    -----------
Long-term debt                  $        --      $    75,938     $  129,375       $    769,687    $   975,000
Capital lease obligations               875            1,552            324                857          3,608
Operating leases                     27,807           82,859         54,543             71,393        236,602
                                -----------      ------------    ----------       ------------    -----------
                                $    28,682      $   160,349     $  184,242       $    841,937    $ 1,215,210
                                ===========      ============    ==========       ============    ===========

         As of December 31, 2001, we had $104,672 in cash and cash equivalents plus an additional $94,693 in restricted cash held in escrow for debt service requirements. We also had $12,838 remaining on the term portion of our Senior Secured Credit Facility as well as the entire balance of the $25,000 revolving portion of our Senior Secured Credit Facility. The remaining term portion was drawn on February 11, 2002. We believe that this $237,203 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through 2003, when we expect to generate positive free cash flow.

         We do not anticipate the need to raise additional capital in the foreseeable future. We believe our operations can be funded through operating cash flow. Our funding status is dependent on a number of factors influencing our projections of operating cash flows including those related to subscriber growth, ARPU, churn and CPGA. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on favorable terms.

         INFLATION - We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets," collectively referred to as the "Standards". SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142 we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142
(1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         We will adopt the provisions of SFAS No. 142 in our first quarter ended March 31, 2002. We are in the process of preparing for our adoption of SFAS No. 142 and have made the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS No. 142, we expect to reclassify none of our goodwill balances to various intangible asset classifications, as all intangibles had been identified in connection with the acquisitions that were completed during 2001. We expect that we will no longer record approximately $17.5 million annually of amortization relating to our existing goodwill. We will also evaluate the useful lives assigned to our intangible assets and anticipate no changes to the useful lives.

         SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We have completed that first step of the goodwill impairment test which did not indicate a potential impairment. The second step of the goodwill impairment test, if applicable, measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Subsequent to the transitional testing discussed above, we will perform annual testing of goodwill for potential impairment. We are in the process of determining the annual testing date which will be used beginning in 2002.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on our results of operations, financial position or cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on our results of operations, financial position or cash flows.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS

         WE HAVE A VERY LIMITED OPERATING HISTORY AND WE MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOWS, WHICH MAY LIKELY RESULT IN A DROP IN OUR STOCK PRICE.

         We have a limited operating history. Through the year ended December 31, 2001, we continued to incur significant operating losses and to generate significant negative cash flow from operating activities. However, we expect to recognize positive EBITDA in the first half of 2002. Our operating profitability and expected cash flow from operating activities will depend upon many factors, including, among others, our ability to market Sprint PCS services, achieve projected market penetration and manage customer turnover rates. We will have to dedicate a substantial portion of any cash flow from operations to make interest and principal payments on our consolidated debt, which will reduce funds available for other purposes. If we do not achieve and maintain positive cash flow from operations on a timely basis, our stock price could fall and you could lose all or part of your investment.

         IF WE RECEIVE LESS REVENUES OR INCUR MORE FEES THAN WE ANTICIPATE FOR SPRINT PCS ROAMING, OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED.

         We are paid a fee from Sprint or a Sprint PCS Network Partner for every minute that a Sprint PCS subscriber based outside of our territories uses Sprint's PCS network in our territories. Similarly, we pay a fee to Sprint for every minute that a Sprint PCS subscriber based in our territories uses Sprint's PCS network outside our territories. Sprint PCS customers from our territories may spend more time in other Sprint PCS coverage areas than we anticipate, and Sprint PCS customers from outside our territories may spend less time in our territories or may use our services less than we anticipate. In addition, on April 27, 2001, we reached an agreement with Sprint providing for a reduction in the reciprocal rate exchanged between Sprint and us for each other's customers that travel into territories covered by the other party's portion of Sprint's PCS network. Depending on the pattern of usage by our subscribers and Sprint PCS subscribers, the rate reductions may result in lower revenues for us, which may negatively affect our results of operations.

         WE ARE A CONSUMER BUSINESS AND A RECESSION IN THE UNITED STATES INVOLVING SIGNIFICANTLY LOWERED CONSUMER SPENDING COULD NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS.

         Our primary customer base is individual consumers, and in the event that the economic downturn that the United States and other countries have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

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

         o customers must end a call in progress and initiate a new call when leaving Sprint's PCS network and entering another wireless network; and

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

         THE TECHNOLOGY THAT WE USE MAY BECOME OBSOLETE, WHICH WOULD LIMIT OUR ABILITY TO COMPETE EFFECTIVELY WITHIN THE WIRELESS INDUSTRY.

         The wireless telecommunications industry is experiencing significant technological change. We employ CDMA digital technology, the digital wireless communications technology selected by Sprint for its nationwide network. CDMA technology may not ultimately provide all of the advantages expected by us or Sprint. If another technology becomes the preferred industry standard, we would be at a competitive disadvantage and competitive pressures may require Sprint to change its digital technology, which in turn could require us to make changes to our network at substantial costs. We may be unable to respond to these pressures and implement new technology on a timely basis or at an acceptable cost.

         UNAUTHORIZED USE OF, OR INTERFERENCE WITH, SPRINT'S PCS NETWORK COULD DISRUPT OUR SERVICE AND INCREASE OUR COSTS.

         We may incur costs associated with the unauthorized use of Sprint's PCS network, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of Sprint's PCS network may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming. In addition, some of our border markets are susceptible to uncertainties related to areas not governed by the FCC. For example, unauthorized microwave radio signals near the border in Mexico could disrupt our service in the United States.

         POTENTIAL ACQUISITIONS MAY REQUIRE US TO INCUR SUBSTANTIAL ADDITIONAL DEBT AND INTEGRATE NEW TECHNOLOGIES, OPERATIONS AND SERVICES, WHICH MAY BE COSTLY AND TIME CONSUMING.

         We intend to continually evaluate opportunities for the acquisition of businesses that are intended to complement or extend our existing operations. If we acquire additional businesses, we may encounter difficulties that may be costly and time-consuming, may slow our growth or may affect the market price of our common stock. Examples of such difficulties are that we may have to:

         o assume and/or incur substantial additional debt to finance the acquisitions and fund the ongoing operations of the acquired companies;

         o    integrate new operations with our existing operations; or

         o divert the attention of our management from other business concerns.

         OUR FAILURE TO OBTAIN ADDITIONAL CAPITAL, IF NEEDED TO EXPAND OUR PORTION OF SPRINT'S PCS NETWORK, COULD CAUSE DELAY OR ABANDONMENT OF OUR DEVELOPMENT PLANS.

         Our current network does not cover all areas of our territories, which could make it difficult to maintain a profitable customer base. We currently cover approximately 71.4% of the resident population in our territories. As a result, our network may not adequately serve the needs of the potential customers in our territories or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our territories than we currently anticipate. Further, we may contract with Sprint to develop additional market or meet additional Sprint technical requirements. Our continued growth could require additional capital expenditures and increase our capital requirements. Therefore, we may need to raise additional equity or debt capital. These additional funds may not be available. Even if these funds are available, we may not be able to obtain them on a timely basis, on terms acceptable to us or within limitations permitted under the covenants contained in the documents governing our debt. Failure to obtain additional funds, should the need for funds develop, could result in the delay or abandonment of our development and expansion plans.

RISKS RELATED TO OUR INDEBTEDNESS

         OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

         We are highly leveraged. As of December 31, 2001, our total outstanding debt, including capital lease obligations and excluding unused commitments made by lenders, was approximately $826.9 million. As of that date, such total long-term indebtedness represents approximately 61% of our total capitalization. The Senior Secured Credit Facility and the indentures governing the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes permit us to incur additional indebtedness subject to certain limitations. Our substantial indebtedness could adversely affect our financial health by, among other things:

         o increasing our vulnerability to adverse economic conditions or increases in prevailing interest rates, particularly with respect to any of our borrowings at variable interest rates;

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

         The ability to make payments on our debt will depend upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The Senior Secured Credit Facility and the indentures for the 12 7/8% Senior Discount Notes, for the 12 1/2% Senior Notes and for the 13 5/8% Senior Notes may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market price of our common stock.

         THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US AND OUR SUBSIDIARIES WHICH MAY LIMIT OUR OPERATING FLEXIBILITY.

         The indentures governing the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes, impose material operating and financial restrictions on us and our subsidiaries. These restrictions, subject in certain cases to ordinary course of business exceptions, may limit our ability and the ability of our subsidiaries to engage in some transactions, including the following:

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

         These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt, or react to changes in our operating environment. The Senior Secured Credit Facility contains numerous affirmative and negative covenants customary for credit facilities of a similar nature, including, but not limited to, negative covenants imposing limitations on our ability to, among other things, (1) declare dividends or repurchase stock; (2) prepay, redeem or repurchase debt; (3) incur liens and engage in sale-leaseback transactions; (4) make loans and investments; (5) incur additional debt, hedging agreements and contingent obligations; (6) issue preferred stock of subsidiaries; (7) engage in mergers, acquisitions and asset sales; (8) engage in certain transactions with affiliates; (9) amend, waive or otherwise alter material agreements or enter into restrictive agreements; and
(10) alter the businesses we conduct. Pursuant to the Senior Secured Credit Facility, until December 31, 2002 we are also subject to financial and statistical covenants with respect to the following:

         o    minimum numbers of Sprint PCS subscribers;

         o    providing coverage to a minimum number of residents;

         o    minimum service revenue;

         o    maximum negative EBITDA or minimum EBITDA;

         o    senior debt to net property, plant and equipment;

         o    minimum cash and cash equivalents;

         o    ratio of senior debt to total capital;

         o    ratio of total debt to total capital; and

         o    maximum capital expenditures.

         After December 31, 2002, we will be subject to financial and statistical covenants with respect to the following:

         o    ratio of senior debt to EBITDA;

         o    ratio of total debt to EBITDA;

         o ratio of EBITDA to total fixed charges (the sum of debt service, capital expenditures and taxes);

         o    ratio of EBITDA to total cash interest expense; and

         o    ratio of EBITDA to pro forma debt service.

         In addition, we may not satisfy the financial and statistical covenants under the Senior Secured Credit Facility due to events that are beyond our control. If we fail to satisfy any of the financial and statistical covenants, we could be in default under the Senior Secured Credit Facility, or we may be limited in our ability to access additional funds under the Senior Secured Credit Facility. As of March 31, 2001, we did not meet the maximum negative EBITDA covenant under the Senior Secured Credit Facility, which had an outstanding balance at the time of $203.0 million. During the quarter ended March 31, 2001, we reported an EBITDA loss of $16.7 million which exceeded the maximum negative EBITDA covenant by $7.0 million. On May 8, 2001, we obtained a waiver of any default or event of default arising from the failure to comply with the covenant for the quarter ended March 31, 2001 from the lenders under the Senior Secured Credit Facility. We met the negative EBITDA covenant for the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001. We believe that the EBITDA covenants in the Senior Secured Credit Facility will be met for the next twelve months. We expect to recognize positive EBITDA in the first half of 2002. Our EBITDA is directly impacted by the upfront selling and marketing expenses we incur in order to increase our subscriber base, so in the event we experience greater than expected subscriber growth there is a material risk that we will not achieve our publicly forecasted results.

         IF WE DEFAULT UNDER THE SENIOR SECURED CREDIT FACILITY, THE LENDERS MAY DECLARE THE DEBT IMMEDIATELY DUE AND SPRINT WILL HAVE THE RIGHT TO EITHER PURCHASE OUR ASSETS OR PURCHASE THE OUTSTANDING DEBT OBLIGATIONS UNDER THE SENIOR SECURED CREDIT FACILITY AND FORECLOSE ON OUR ASSETS.

         The Senior Secured Credit Facility requires us and our subsidiaries to comply with specified financial ratios and other performance covenants. If we fail to comply with these covenants or default on our obligations under the Senior Secured Credit Facility, the lenders may accelerate the maturity of the debt. If the lenders accelerate the debt, Sprint will have the right to either:

         o purchase our operating assets for an amount equal to the greater of (i) 72% of our "entire business value" and (ii) the aggregate amount of the outstanding debt under the Senior Secured Credit Facility; or

         o purchase the obligations under the Senior Secured Credit Facility by repaying the lenders in full in cash.

         To the extent Sprint purchases these obligations from the lenders, Sprint's rights as a senior lender would enable it to foreclose on the assets securing the Senior Secured Credit Facility in a manner not otherwise permitted under our affiliation agreements with Sprint. If Sprint does not exercise either of these options, the lenders under the Senior Secured Credit Facility may foreclose on and sell the assets securing the facility to third parties. In addition, if Sprint provides notice to the lenders under the Senior Secured Credit Facility that we are in breach of our management agreements with Sprint and, as a result, our obligations under the Senior Secured Credit Facility are accelerated and Sprint does not elect to operate our business, the lenders under the Senior Secured Credit Facility may designate a third party to operate our business.

RISKS RELATED TO THE RELATIONSHIPS WITH SPRINT

         IF WE MATERIALLY BREACH OUR MANAGEMENT AGREEMENTS WITH SPRINT, AND AN ACCELERATION IS DECLARED UNDER THE SENIOR SECURED CREDIT FACILITY, SPRINT MAY HAVE THE RIGHT TO PURCHASE OUR OPERATING ASSETS AT A DISCOUNT TO MARKET VALUE.

         Our affiliation agreements with Sprint require that we provide network coverage to a minimum network coverage area within specified time frames and that we meet Sprint's technical and customer service requirements. As of December 31, 2001, we have substantially completed the network build-out requirements required by Sprint. We may amend our agreements with Sprint in the future to expand this network coverage. A failure by us to meet the expanded build-out requirements for any one of the individual markets in our territories or to meet Sprint's technical or customer service requirements contained in the affiliation agreements would constitute a material breach of the agreements, which could lead to its termination. Our affiliation agreements provide that upon the occurrence of an event of termination, Sprint has the right to purchase our operating assets without further stockholder approval and for a price equal to 72% of our "entire business value." The "entire business value" includes our spectrum licenses, business operations and other assets. Sprint's right to purchase our assets following an event of termination under our affiliation agreements is currently subject to the provisions of a consent and agreement entered into by Sprint for the benefit of the lenders under the Senior Secured Credit Facility. Pursuant to the terms of this consent and agreement, Sprint may not purchase our operating assets until all of our obligations under the Senior Secured Credit Facility have been paid in full in cash and all commitments to advance credit under the Senior Secured Credit Facility have been terminated or have expired. Accordingly, Sprint may foreclose on our assets if it first pays all obligations due under the Senior Secured Credit Facility and the Senior Secured Credit Facility is terminated in connection with such payment. Alternatively, Sprint also has the right to purchase our assets upon receipt of a notice of acceleration under the Senior Secured Credit Facility following an event of default thereunder. Such right to purchase is subject to time limitations, and the purchase price must be the greater of an amount equal to 72% of our "entire business value" or the amount owed under the Senior Secured Credit Facility.

         IF SPRINT DOES NOT COMPLETE THE CONSTRUCTION OF ITS NATIONWIDE PCS NETWORK, WE MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS.

         Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its Network Partners. Sprint is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint has entered into, and anticipates entering into, management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy.

Our results of operations are dependent on Sprint's national network and, to a lesser extent, on the networks of Sprint's other Network Partners. Sprint's PCS network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

         SPRINT'S VENDOR DISCOUNTS MAY BE DISCONTINUED, WHICH COULD INCREASE OUR EQUIPMENT COSTS

         We intend to continue to purchase infrastructure equipment under Sprint's vendor agreements that include significant volume discounts. If Sprint were unable to continue to obtain vendor discounts for its affiliates, the loss of vendor discounts could increase our equipment costs for our new markets.

         SPRINT MAY MAKE DECISIONS THAT COULD INCREASE OUR EXPENSES AND/OR OUR CAPITAL EXPENDITURE REQUIREMENTS, REDUCE OUR REVENUES OR MAKE OUR AFFILIATE RELATIONSHIPS WITH SPRINT LESS COMPETITIVE.

         Sprint, under our affiliation agreements has a substantial amount of control over factors which significantly affect the conduct of our business. Accordingly, Sprint may make decisions that adversely affect our business, such as the following:

         o Sprint prices its national plans based on its own objectives and could set price levels or change other characteristics of their plans in a way that may not be economically sufficient for our business. See "Business - Products and Services - Clear Pay/Account Spending Limit."

         o Sprint could further change the per minute rate for Sprint PCS roaming fees and increase the costs for Sprint to perform back office services. See "Business - Roaming - Sprint PCS Roaming."

         o Sprint may alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs or in Sprint building out that area itself or assigning it to another Sprint PCS Network Partner.

         THE TERMINATION OF OUR AFFILIATION AGREEMENTS WITH SPRINT WOULD SEVERELY RESTRICT OUR ABILITY TO CONDUCT OUR BUSINESS.

         Our relationship with Sprint is governed by our affiliation agreements with Sprint. Since we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of these affiliation agreements. However, Sprint may be able to terminate our affiliation agreements if we materially breach the agreements. Among other things, a failure by us to meet the expanded build-out requirements for any one of the individual markets in our territories or to meet Sprint's technical or customer service requirements contained in the affiliation agreements would constitute a material breach of the agreements, which could lead to its termination. On more than one occasion in the last year, we failed to meet the requirements of the Sprint build-out schedule due to force majeure conditions in particular territories. In the event that we have a similar failure and Sprint disagrees with us over the presence of a force majeure condition, Sprint may choose to attempt to terminate one or more of our affiliation agreements. If Sprint terminates the affiliation agreements, we may not continue to be a part of Sprint's PCS network and we would have extreme difficulty conducting our business.

         IF SPRINT DOES NOT RENEW OUR AFFILIATION AGREEMENTS, OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE SEVERELY RESTRICTED.

         Our affiliation agreements with Sprint are not perpetual, and will eventually expire. Sprint can choose not to renew these agreements at the expiration of their 20 year initial terms or any ten year renewal term. If Sprint decides not to renew our affiliation agreements, we may no longer be a part of Sprint's PCS network and we would have extreme difficulty conducting our business.

         CERTAIN PROVISIONS OF OUR AFFILIATION AGREEMENTS WITH SPRINT MAY DIMINISH OUR VALUE AND RESTRICT THE SALE OF OUR BUSINESS.

         Under specific circumstances and without further stockholder approval, Sprint may purchase our operating assets or capital stock at a discount. In addition, Sprint must approve any change of control of our ownership and must consent to any assignment by us of our affiliation agreements. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of us or our operating assets to competitors of Sprint. These restrictions and other restrictions contained in these affiliation agreements with Sprint, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our "entire business value," each of which could adversely affect the market price of our common stock.

         PROBLEMS EXPERIENCED BY SPRINT WITH ITS INTERNAL SUPPORT SYSTEMS COULD LEAD TO CUSTOMER DISSATISFACTION OR INCREASE OUR COSTS.

         We rely on Sprint's internal support systems, including customer care, billing and back office support. As Sprint has expanded, its internal support systems have been subject to increased demand and, in some cases, suffered a degradation in service. We cannot assure you that Sprint will be able to successfully add system capacity or that its internal support systems will be adequate. It is likely that problems with Sprint's internal support systems could cause:

         o    delays or problems in our operations or services;

         o delays or difficulty in gaining access to customer and financial information;

         o    a loss of Sprint PCS customers; and

         o an increase in the costs of customer care, billing and back office services.

         OUR COSTS FOR INTERNAL SUPPORT SYSTEMS MAY INCREASE IF SPRINT TERMINATES ALL OR PART OF OUR SERVICES AGREEMENTS.

         The costs for the services provided by Sprint under our services agreements relative to billing, customer care and other back-office functions in the year 2001 was approximately $32.5 million. We expect this number to significantly increase as our number of subscribers increases. Our services agreements with Sprint provide that, upon nine months' prior written notice, Sprint may terminate any service provided under such agreements. We do not expect to have a contingency plan if Sprint terminates any such service. If Sprint terminates a service for which we have not developed a cost-effective alternative or increases the amount it charges for these services, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted.

         IF SPRINT DOES NOT MAINTAIN CONTROL OVER ITS LICENSED SPECTRUM, THE AFFILIATION AGREEMENTS WITH SPRINT MAY BE TERMINATED.

         Sprint, not us, owns the licenses necessary to provide wireless services in our territories. The FCC requires that licensees like Sprint maintain control of their licensed systems and not delegate control to third party operators or managers. Our affiliation agreements with Sprint reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint need to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of Sprint's PCS network and we would not be able to conduct our business.

         THE FCC MAY FAIL TO RENEW THE SPRINT PCS LICENSES UNDER CERTAIN CIRCUMSTANCES, WHICH WOULD PREVENT US FROM PROVIDING WIRELESS SERVICES.

         We do not own any licenses to operate a wireless network. We are dependent on Sprint's PCS licenses, which are subject to renewal and revocation by the FCC. Sprint's PCS licenses in our territories will expire in 2005 or 2007 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint or us to comply with these standards could result in the nonrenewal of the Sprint licenses for our territories. Additionally, if Sprint does not demonstrate to the FCC that Sprint has met the five-year and ten-year construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint loses its licenses in our territories for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses.

RISKS RELATED TO THE WIRELESS PERSONAL COMMUNICATIONS SERVICES INDUSTRY

         WE MAY EXPERIENCE A HIGH RATE OF CUSTOMER TURNOVER WHICH WOULD INCREASE OUR COSTS OF OPERATIONS AND REDUCE OUR REVENUE.

         The wireless personal communications services industry in general has experienced a higher rate of customer turnover as compared to cellular industry averages. In particular, the customer turnover experienced by us may be high because:

         o    Sprint does not require its customers to sign long-term contracts;
              and

         o Sprint's handset return policy allows customers to return used handsets within 14 days of purchase and receive a full refund.

         A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because our subsidiaries subsidize some of the costs of initial purchases of handsets by customers.

         A HIGH RATE OF CUSTOMER CHURN WOULD LIKELY IMPAIR OUR FINANCIAL PERFORMANCE.

         Customer churn in the fourth quarter of 2001 was higher than it was in the third quarter of 2001, and we believe that customer churn may be higher in the first quarter of 2002. Some of the increased rate of churn may result from the introduction of the NDASL/Clear Pay program. Current strategies to reduce customer churn may not be successful. A high rate of customer churn would impair our ability to increase the revenues of, or cause a deterioration in the operating margin of, our company as a whole.

         REGULATION BY GOVERNMENT AGENCIES AND TAXING AUTHORITIES MAY INCREASE OUR COSTS OF PROVIDING SERVICE OR REQUIRE US TO CHANGE OUR SERVICES.

         Our operations and those of Sprint may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact Sprint's operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint.

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

         Competition in the wireless communications services industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent for our subsidiaries to sell non-Sprint approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger competitors who have substantially greater resources or who offer more services than we do.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

         We are subject to some interest rate risk on our senior Secured Credit Facility and any future floating rate financing.

         GENERAL HEDGING POLICIES - We enter into interest rate swap and collar agreements to manage our exposure to interest rate changes on our variable rate Senior Secured Credit Facility. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties, and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with Board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

         INTEREST RATE RISK MANAGEMENT - Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt. We utilize interest rate swaps and collars to adjust our risk profile relative to our floating rate Senior Secured Credit Facility. We have hedges in place on approximately 42 percent of the outstanding advances under our Senior Secured Credit Facility at December 31, 2001.

         The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness:

                                                                 YEARS ENDING DECEMBER 31,
                                         --------------------------------------------------------------------------
                                          2002        2003          2004         2005         2006       THEREAFTER
                                         -------     -------       -------     -------       -------     ----------
                                                                      (DOLLARS IN MILLIONS)
Fixed Rate Instruments...............
     12 7/8% senior discount notes...    $   269     $   305       $   345     $   350       $   350      $    --
       Fixed interest rate...........     12.875%     12.875%       12.875%     12.875%       12.875%      12.875%
       Principal payments............         --          --            --          --            --          350
     12 1/2% senior notes............        250         250           250         250           250           --
       Fixed interest rate...........     12.500%     12.500%       12.500%     12.500%       12.500%      12.500%
       Principal payments............         --          --            --           --           --          250
     13 5/8% senior notes............        150         150           150         150           150           --
       Fixed interest rate...........     13.625%     13.625%       13.625%     13.625%       13.625%      13.625%
       Principal payments............         --          --            --          --             --         150
   Capital leases....................
     Annual minimum lease payments (1)   $ 0.875     $ 1.055       $  0.336    $ 0.161       $ 0.162      $ 1.019
     Average Interest Rate...........     12.000%     12.000%        12.000%    12.000%       12.000%      12.000%
   Variable Rate Instruments:
     Senior Secured Credit Facility (2)  $   225     $   225       $    200    $  149        $   93       $   --
     Average Interest Rate (3).......      9.44%       9.44%          9.44%      9.44%         9.44%        9.44%
       Principal payments............    $    --     $    --       $     25    $   51        $   56       $   93

(1) These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2) The amounts represent estimated year-end balances under the credit facility based on a projection of the funds borrowed under that facility pursuant to our current plan of network build-out.

(3) Interest rate on the Senior Secured Credit Facility advances equal, at our option, either (i) the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of our total debt to our earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event we fail to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility.

         We are also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. We have entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility. For purposes of this table, we have used an assumed average interest rate of 9.44%.

         Our primary market risk exposure relates to:

         o    the interest rate risk on long-term and short-term borrowings;

         o our ability to refinance our senior discount notes at maturity at market rates;

         o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants; and

         The 12 7/8% Senior Discount Notes have a carrying value of $237 million and a fair value which approximates $217 million. The 12 1/2% Senior Notes have a carrying value of $250 million and a fair value which approximates $255 million. The 13 5/8% Senior Notes have a carrying value of $150 million and a fair value which approximates $158 million.

         As a condition to the Senior Secured Credit Facility, we must maintain one or more interest rate protection agreements in an amount equal to a portion of the total debt under the credit facility. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

         At December 31, 2001, we had entered into the following interest rate swaps.

         INSTRUMENT                         NOTIONAL            TERM           FAIR VALUE
         ----------                         --------            ----           ----------
         4.9475% Interest rate swap         $21,690             3 years        $   (650)
         4.9350% Interest rate swap         $28,340             3 years            (865)
                                                                               ---------
                                                                               $  (1,515)
                                                                               =========

         These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the December 31, 2001 consolidated balance sheet with changes in fair value (net of tax) shown as a component of other comprehensive income.

         We also entered into an interest rate collar with the following terms:

         NOTIONAL      MATURITY      CAP STRIKE PRICE       FLOOR STRIKE PRICE       FAIR VALUE
         --------      --------      ----------------       ------------------       ----------
         $28,340        5/15/04           7.00%                   4.12%                 $ (656)

         This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the December 31, 2001 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this annual report on Form 10-K:

              1.    Financial Statements

                    Report of Independent Accountants, Consolidated Balance Sheets as of December 31, 2001 and 2000, Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999, Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999, Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999, Notes to Consolidated Financial Statements

              2.    Financial Statement Schedules

                    Report of Independent Accountants on Financial Statement Schedule

                    Consolidated Valuation and Qualifying Accounts

              3.    Exhibits

                    (a) See the Exhibit Index immediately preceding the exhibits filed with this Report.

         (b) Alamosa (Delaware), Inc. did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  March 29, 2002           ALAMOSA (DELAWARE), INC.

                                         By: /s/ DAVID E. SHARBUTT
                                             -----------------------------------
                                             David E.  Sharbutt
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                             TITLE                       DATE
          ----                             -----                       ----

    /s/ DAVID E. SHARBUTT        Chairman of the Board            March 29, 2002
-----------------------------    of Directors and Chief
      David E. Sharbutt          Executive Officer
                                 (Principal Executive Officer)

    /s/ KENDALL W. COWAN         Chief Financial Officer          March 29, 2002
-----------------------------    (Principal Financial and
      Kendall W. Cowan           Accounting Officer) Director


-----------------------------
     Michael R. Budagher


    /s/ RAY M. CLAPP, JR.        Director                         March 29, 2002
-----------------------------
      Ray M. Clapp, Jr.


       /s/ SCOTTY HART           Director                         March 29, 2002
-----------------------------
         Scotty Hart


                                 Director
-----------------------------
         Thomas Hyde

                                 Director
-----------------------------
    Schuyler B. Marshall


      /s/ TOM M. PHELPS          Director                         March 29, 2002
-----------------------------
        Tom M. Phelps


  /s/ THOMAS F. RILEY, JR.       Director                         March 29, 2002
-----------------------------
    Thomas F. Riley, Jr.


     /s/ JIMMY R. WHITE          Director                         March 29, 2002
-----------------------------
       Jimmy R. White

                                 Director
-----------------------------
     Michael V. Roberts

                                 Director
-----------------------------
      Steven C. Roberts

                                  EXHIBIT INDEX

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

 2.1 Amended and Restated Agreement and Plan of Reorganization, dated as of December 14, 2000, by and among Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc., Alamosa (Delaware), Inc. and Alamosa Sub I, Inc., filed as Exhibit 2.1 to Amendment No. 1 to the Registration Statement on Form S-4, dated January 12, 2001 (Registration No. 333-47916) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

 2.2 Amended and Restated Agreement and Plan of Reorganization, dated as of July 31, 2000, by and among Alamosa PCS Holdings, Inc., Alamosa Holdings, Inc., Alamosa Sub I, Inc., Roberts Wireless Communications, L.L.C., and Members of Roberts Wireless Communications, L.L.C., filed as Exhibit 2.2 to Amendment No. 1 to the Registration Statement on Form S-4, dated January 12, 2001 (Registration No. 333-47916) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

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

 2.5 Agreement and Plan of Merger, dated as of March 9, 2001, by and among Alamosa PCS Holdings, Inc., Forty Acquisition, Inc., Southwest PCS Holdings, Inc. ("Southwest") and the stockholders of Southwest, filed as Exhibit 2.1 to the Current Report on Form 8-K, dated April 5, 2001, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

 3.1 Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

 3.2            Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as
                Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

 4.1 Specimen Common Stock Certificate, filed as Exhibit 1.3 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

 4.3 Form of Global Note relating to the Senior Discount Notes due 2010, filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1, dated February 1, 2000 (Registration No. 333-93499) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

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

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

 4.10 Rights Agreement, dated as of February 14, 2001, by and between Alamosa Holdings, Inc. and Mellon Investors Services LLC, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock attached as Exhibit A thereto and the form of Rights Certificate attached as Exhibit B thereto, filed as Exhibit 1.4 to the Registration Statement on Form 8-A, dated February 14, 2001 (Registration No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

 4.11 Third Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

 4.12 Second Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.11 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

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

 5.1*           Opinion of Skadden, Arps, Slate, Meagher & Flom LLP.

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

10.20 Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications, L.P. and Alamosa Wisconsin Limited Partnership and SBA Towers, Inc., filed as Exhibit 10.23 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), for the year ended December 31, 1999, dated March 23, 2000, which exhibit is incorporated herein by reference.

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

10.23 Amended and Restated Credit Agreement, dated as of March 30, 2001, by and among Alamosa Holdings, LLC, Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the lenders party thereto, Citicorp USA, Inc., as administrative and collateral agent, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent, Export Development Corporation and First Union Securities, Inc., as lead arrangers and Salomon Smith Barney Inc. and TD Securities (USA) Inc. as joint lead arrangers and joint book managers, for a $333,000,000 credit facility, as amended by the First Amendment and Waiver dated May 8, 2001 (attached thereto), filed as Exhibit 10.23 to the Amendment No. 1 to the Registration Statement on Form S-4, dated June 8, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.24 Amended and Restated Security Agreement, dated as of March 30, 2001, by and among Alamosa (Delaware), Inc., Alamosa Holdings, LLC, each subsidiary of Alamosa (Delaware), Inc. listed on
                Schedule I thereto, and Citicorp USA, Inc., as collateral agent, filed as Exhibit 10.24 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.25 Amended and Restated Pledge Agreement, dated as of March 30, 2001, among Alamosa (Delaware), Inc., Alamosa Holdings, LLC, each Subsidiary of Alamosa (Delaware), Inc. listed on Schedule I thereto and Citicorp USA, Inc., as collateral agent, filed as
                Exhibit 10.25 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.26 Amended and Restated Consent and Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Cox Communications PCS, L.P., Cox PCS License, LLC, WirelessCo, L.P., and Citicorp USA, Inc., as administrative agent, filed as Exhibit 10.26 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

10.28 Addendum III to Sprint PCS Management Agreement (Wisconsin), dated as of April 25, 2000, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Alamosa Wisconsin Limited Partnership as an amendment to Exhibit
                10.5 above, filed as Exhibit 10.28 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, dated March 27, 2001, which exhibit is incorporated herein by reference.

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

10.33 Addendum IV to Sprint PCS Management Agreement, dated as of June 23, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P., and Texas Telecommunications, LP as an amendment to Exhibit 10.13 above, filed as Exhibit 10.33 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, dated March 27, 2001, which exhibit is incorporated herein by reference.

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

10.36 Sprint PCS Management Agreement, dated as of June 8, 1998, as amended by Addendum I - VIII, between Sprint Spectrum L.P., SprintCom, Inc. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.36 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, dated March 27, 2001, which exhibit is incorporated herein by reference.

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

10.39 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.39 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, dated March 27, 2001, which exhibit is incorporated herein by reference.

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

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

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

10.44+ Employment Agreement, effective as of July 24, 2000, by and between Alamosa PCS Holdings, Inc. and Anthony Sabatino, filed as Exhibit 10.44 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, dated March 27, 2001, which exhibit is incorporated herein by reference.

10.45+          Alamosa Holdings, Inc. 1999 Long Term Incentive Plan, filed as
                Exhibit 4.4 to the Registration Statement on Form S-8, dated March 2, 2001 (Registration No. 333- 56430) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

10.46+          Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as
                Exhibit 4.5 to the Registration Statement on Form S-8, dated March 2, 2001 (Registration No. 333- 56430) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

10.47 Addendum VI to Sprint PCS Management Agreement (Wisconsin), dated March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, as an amendment to
                Exhibit 10.5 above, filed as Exhibit 10.45 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.48 Addendum VII to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications, LP, as an amendment to Exhibit 10.13 above, filed as Exhibit 10.46 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.49 Addendum IX to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Roberts Wireless Communications, as an amendment to Exhibit 10.36 above, filed as
                Exhibit 10.47 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

10.50 Addendum IV to Sprint PCS Management Agreement, dated as of March 30, 2001, by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, as an amendment to Exhibit 10.40 above, filed as
                Exhibit 10.48 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.51 Sprint PCS Management Agreement, dated March 30, 2001, as amended by Addendum IV, by and between Sprint Spectrum, L.P., SprintCom, Inc. and Southwest PCS, L.P., filed as Exhibit 10.49 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.52 Sprint PCS Services Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit
                10.50 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.53 Sprint Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit 10.51 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.54 Sprint Spectrum Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.52 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.55 Second Amendment, dated as of June 7, 2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto, Export Development Corporation, as co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc. as syndication agent and Citicorp USA, Inc., as administrative and collateral agent, as an amendment to Exhibit 10.23 above, filed as Exhibit 10.55 to the Registration Statement on Form S-1, dated July 31, 2001 (Registration No. 333-66358) of Alamosa Holdings, Inc. and incorporated herein by reference.

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

EXHIBIT
NUMBER          EXHIBIT TITLE
------          -------------

10.57 Fourth Amendment and Waiver, dated as of August 6,2001, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto (the "Lenders"), Export co-documentation agent, First Union National Bank, as documentation agent, Toronto Dominion (Texas), Inc., as syndication agent, and Citicorp USA, Inc., as administrative Agent and collateral Agent, as an amendment to Exhibit 10.23 above, filed as Exhibit
                10.55 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

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

10.59 Security agreement, dated as of August 15, 2001, among Alamosa (Delaware), Inc., a Delaware corporation, Wells Fargo Bank Minnesota, N.A., as security agent, Wells Fargo Bank Minnesota, N.A., as collateral agent for Wells Fargo Bank Minnesota, N.A., as trustee under the August 2001 Indenture (as to paragraph 6(b)), for Wells Fargo Bank Minnesota, N.A., as trustee under the January 2001 Indenture (as to paragraph 6(b)), and for Wells Fargo Bank Minnesota, N.A., as trustee under the 2000 Indenture (as to paragraph 6(b)), filed as Exhibit 10.57 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.60+ Employment Agreement effective as of February 3, 2000 by and between Alamosa PCS, Inc. and Margaret Couch, filed as Exhibit
                10.60 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2001, dated March 29, 2002, which exhibit is incorporated herein by reference.

21.1            Omitted pursuant to Instruction I (2).

+        Exhibit is a management contract or compensatory plan.

                            ALAMOSA (DELAWARE), INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants..........................................  F-2

Consolidated Balance Sheets as of December 31, 2001 and
         December 31, 2000.................................................  F-3

Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999..................................  F-4

Consolidated  Statements  of  Stockholder's  Equity for the period from
         December 31, 1998 to December 31, 2001............................  F-5

Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999..................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Alamosa (Delaware), Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Alamosa (Delaware), Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
February 27, 2002

                             ALAMOSA (DELWARE), INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                     DECEMBER 31,
                                                                        --------------------------------------
                                                                              2001                 2000
                                                                        ------------------    ----------------
ASSETS

Current assets:
   Cash and cash equivalents                                            $      104,672        $      141,768
   Short term investments                                                        1,300                 1,600
   Restricted cash                                                              51,687                    --
   Customer accounts receivable, net                                            42,740                11,093
   Receivable from Sprint                                                        9,137                 1,554
   Interest receivable                                                           2,393                 1,046
   Inventory                                                                     4,802                 2,753
   Prepaid expenses and other assets                                             4,749                 4,276
   Deferred customer acquisition costs                                           5,181                 1,103
   Deferred tax asset                                                            8,112                    --
                                                                        --------------        --------------

     Total current assets                                                      234,773               165,193

   Property and equipment, net                                                 455,695               228,983
   Notes receivable                                                                 --                46,865
   Debt issuance costs, net                                                     36,654                13,108
   Restricted cash                                                              43,006                    --
   Goodwill, net                                                               293,353                    --
   Intangible assets, net                                                      528,840                    --
   Other noncurrent assets                                                       6,087                 4,501
                                                                        --------------        --------------
     Total assets                                                       $    1,598,408        $      458,650
                                                                        ==============        ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                     $       44,012        $       13,628
   Accrued expenses                                                             29,291                36,411
   Payable to Sprint                                                            16,133                 8,668
   Interest payable                                                             22,123                   219
   Deferred revenue                                                             15,479                 2,712
   Current installments of capital leases                                          596                    36
                                                                        --------------        --------------

     Total current liabilities                                                 127,634                61,674
                                                                        --------------        --------------

Long term debt:
   Capital lease obligations                                                     1,983                 1,039
   Other noncurrent liabilities                                                  7,496                   735
   Senior secured debt                                                         187,162                54,524
   12 7/8% senior discount notes                                               237,207               209,280
   12 1/2% senior notes                                                        250,000                    --
   13 5/8% senior notes                                                        150,000                    --
   Deferred tax liability                                                       98,940                    --
                                                                        --------------        --------------

     Total long term debt                                                      932,788               265,578
                                                                        --------------        --------------

     Total liabilities                                                       1,060,422               327,252
                                                                        --------------        --------------

Commitments and contingencies (see Note 17)

Stockholder's equity:
   Preferred stock, $.01 par value; 1,000 shares authorized; no
     shares issued                                                                  --                    --
   Common stock, $.01 par value; 9,000 shares authorized,
     100 and 100 shares issued and outstanding, respectively                        --                    --
   Additional paid-in capital                                                  800,293               246,458
   Accumulated deficit                                                        (261,371)             (113,948)
   Unearned compensation                                                            --                (1,112)
   Accumulated other comprehensive income, net of tax                             (936)                   --
                                                                        --------------        --------------

     Total stockholder's equity                                                537,986               131,398
                                                                        --------------        --------------

     Total liabilities and stockholder's equity                         $    1,598,408        $      458,650
                                                                        ==============        ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                      YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                          2001                  2000                1999
                                                     ----------------      ---------------     ----------------
Revenues:
   Subscriber revenues                              $      231,145         $       56,154      $        4,399
   Roaming revenues                                         99,213                 17,346               2,135
                                                    --------------         --------------      --------------

     Service revenues                                      330,358                 73,500               6,534
   Product sales                                            26,781                  9,201               2,450
                                                    --------------         --------------      --------------

     Total revenue                                         357,139                 82,701               8,984
                                                    --------------         --------------      --------------

Costs and expenses:
   Cost of service and operations (excluding non-cash
     compensation of $0, $836 and $1,260 for
     2001, 2000 and 1999, respectively)                    237,843                 55,701               7,601
   Cost of products sold                                    53,911                 20,524               5,939
   Selling and marketing                                   110,052                 45,407              10,650
   General and administrative expenses (excluding
     non-cash  compensation of $(916), $4,815 and
     $6,940 for 2001, 2000 and 1999, respectively)          13,853                  9,538               4,209
   Depreciation and amortization                            94,722                 12,530               3,057
   Terminated merger and acquisition costs                      --                  2,247                  --
   Non-cash compensation                                      (916)                 5,651               8,200
                                                    ---------------        --------------      --------------

     Total costs and expenses                              509,465                151,598              39,656
                                                    --------------         --------------      --------------

     Loss from operations                                 (152,326)               (68,897)            (30,672)
   Interest and other income                                11,664                 14,483                 477
   Interest expense                                        (81,730)               (25,775)             (2,641)
                                                    --------------         --------------      --------------

   Net loss before income tax benefit and
     extraordinary item                                   (222,392)               (80,189)            (32,836)

Income tax benefit                                          78,472                     --                  --
                                                    --------------         --------------      --------------

   Net loss before extraordinary item                     (143,920)               (80,189)            (32,836)

Loss on debt extinguishment, net of tax benefit
   of $1,969, $0 and $0                                     (3,503)                    --                  --
                                                    --------------         --------------      --------------

   Net loss                                         $     (147,423)        $      (80,189)     $      (32,836)
                                                    ==============         ==============      ==============

Pro forma information:
   Net loss                                                                                    $      (32,836)
   Pro forma income tax adjustment:
   Income tax benefit                                                                                  10,854
   Deferred tax valuation allowance                                                                   (10,854)
                                                                                               --------------

   Pro forma net loss                                                                          $      (32,836)
                                                                                               ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands )
           FOR THE PERIOD FROM DECEMBER 31, 1998 TO DECEMBER 31, 2001

                                                             Preferred Stock              Common Stock
                                       Comprehensive  ---------------------------   ---------------------------      Additional
                                           Income         Shares        Amount         Shares        Amount       Paid-In Capital
                                       ------------------------------------------  ------------   ------------    ---------------
Balance December 31, 1998                                     --    $       --      48,500,008    $     485       $     14,515

Net loss                               $ (32,836)
                                       ---------
   Total comprehensive
     income (loss)                     $ (32,836)
                                       =========

Members contributions                                                                                                   22,000
Stock options awarded                                                                                                   14,310
Amortization of
   unearned compensation
                                                      ----------    ----------     -----------    ---------       ------------
Balance December 31, 1999                                     --            --      48,500,008          485             50,825

Net loss                               $ (80,189)
                                       ---------
   Total comprehensive

     income (loss)                     $ (80,189)
                                       =========

Initial public offering                                                             12,321,100          123            193,664
Exercise of stock options                                                              538,748            5                703
Capital reorganization                                                             (61,359,756)        (613)               613
Amortization of
   unearned compensation
Unearned compensation                                                                                                      653
                                                      ----------    ----------     -----------    ---------       ------------
Balance December 31, 2000                                     --            --             100           --            246,458

Net loss                               $(147,423)

Net change in fair value of
   derivative instruments
   qualifying as cash flow hedges,
   net of tax benefit of $540               (936)
                                       ---------
     Total comprehensive
     income (loss)                     $(148,359)
                                       =========
Capital infusion from Alamosa
   Holdings, Inc.                                                                                                      555,863
Amortization of unearned
   compensation
Unearned compensation                                                                                                   (2,028)
                                                      ----------    ----------     -----------    ---------       ------------

Balance December 31, 2001                                     --    $       --             100    $      --       $    800,293
                                                      ==========    ==========     ===========    =========       ============
                                                                  Accumulated Other
                                         Accumulated  Unearned      Comprehensive
                                         Deficit    Compensation       Income           Total
                                       -----------  --------------  ---------------  ----------
Balance December 31, 1998              $    (923)    $       --    $          --    $   14,077

Net loss                                 (32,836)                                      (32,836)

   Total comprehensive
     income (loss)


Members contributions                                                                   22,000
Stock options awarded                                   (14,310)                            --
Amortization of
   unearned compensation                                  8,200                          8,200
                                     -----------   ------------  ---------------   -----------
Balance December 31, 1999                (33,759)        (6,110)              --        11,441

Net loss                                 (80,189)                                      (80,189)

   Total comprehensive

     income (loss)


Initial public offering                                                                193,787
Exercise of stock options                                                                  708
Capital reorganization                                                                      --
Amortization of
   unearned compensation                                  5,651                          5,651
Unearned compensation                                      (653)                            --
                                     -----------   ------------  ---------------   -----------
Balance December 31, 2000               (113,948)        (1,112)              --       131,398

Net loss                                (147,423)                                     (147,423)

Net change in fair value of
   derivative instruments
   qualifying as cash flow hedges,
   net of tax benefit of $540                                               (936)         (936)

     Total comprehensive
     income (loss)

Capital infusion from Alamosa
   Holdings, Inc.                                                                      555,863
Amortization of unearned
   compensation                                            (916)                          (916)
Unearned compensation                                     2,028                             --
                                     -----------   ------------  ---------------   -----------

Balance December 31, 2001              $(261,371)  $         --  $          (936)  $   537,986
                                     ===========   ============  ===============   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------------------------
                                                                     2001                  2000               1999
                                                               ------------------    ---------------    ----------------
Cash flows from operating activities:
Net loss                                                         $     (147,423)     $      (80,189)       $    (32,836)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Non-cash compensation                                                   (916)              5,651               8,200
   Provision for bad debts                                               17,490               1,107                 160
   Depreciation and amortization of property and equipment               45,963              12,530               3,057
   Amortization of goodwill and intangibles                              48,759                  --                  --
   Amortization of financing costs included in interest expense           3,274               1,664                 331
   Amortization of discounted interest                                      165                  --                  --
   Loss on debt extinguishment, net of tax                                3,503                  --                  --
   Deferred tax benefit                                                 (78,472)                 --                  --
   Interest accreted on discount notes                                   27,927              23,052               2,069
   Loss from asset disposition                                              102                  81                  --
   (Increase) decrease in, net of effects from acquisitions:
     Receivables                                                        (47,895)            (14,178)             (1,836)
     Inventory                                                            1,275               3,024              (5,777)
     Prepaid expenses and other assets                                   (6,752)             (4,296)               (594)
   Increase in, net of effects from acquisitions:
     Accounts payable and accrued expenses                               19,347              22,336              10,137
                                                                 --------------      --------------      --------------

     Net cash used in operating activities                             (113,653)            (29,218)            (17,089)
                                                                 --------------      --------------      --------------

Cash flows from investing activities:
   Purchases of property and equipment                                 (143,731)           (136,904)            (76,601)
   Repayment (issuance) of notes receivable                              11,860             (46,865)                 --
   Acquisition related costs                                            (37,617)             (3,156)                 --
   Net change in short term investments                                     300              (1,600)                 --
   Repayment (issuance) of note receivable from officer                      --                 100                (100)
   Purchase of minority interest in subsidiary                               --                (255)                 --
                                                                 --------------      --------------      --------------

     Net cash used in investing activities                             (169,188)           (188,680)            (76,701)
                                                                 --------------      --------------      --------------

Cash flows from financing activities:
   Equity offering proceeds                                                  --             208,589                  --
   Equity offering costs                                                     --             (13,599)             (1,360)
   Proceeds from issuance of senior discount notes                           --             187,096                  --
   Proceeds from issuance of senior notes                               384,046                  --                  --
   Capital contributions                                                  9,665                  --              22,000
   Borrowings under senior secured debt                                 253,000              57,758              66,357
   Repayments of borrowings under senior secured debt                  (289,421)            (76,239)                 --
   Debt issuance costs                                                  (16,503)            (10,763)               (234)
   Stock options exercised                                                   --                 708                  --
   Shares issued to employee stock purchase plan                             --                  --                  --
   Payments on capital leases                                              (349)                (31)                (26)
   Change in restricted cash                                            (94,693)                518                (518)
   Interest rate cap premiums                                                --                 (27)               (302)
                                                                 --------------      --------------      --------------

     Net cash provided by financing activities                          245,745             354,010              85,917
                                                                 --------------      --------------      --------------

Net increase (decrease) in cash and cash equivalents                    (37,096)            136,112              (7,873)
Cash and cash equivalents at beginning of period                        141,768               5,656              13,529
                                                                 --------------      --------------      --------------

Cash and cash equivalents at end of period                       $      104,672      $      141,768      $        5,656
                                                                 ==============      ==============      ==============

Supplemental disclosure - cash paid for interest                 $       28,460      $        1,731      $          218
                                                                 ==============      ==============      ==============

Supplemental disclosure of non-cash investing and
   financing activities:
   Capitalized lease obligations incurred                        $        1,242      $          257      $          146
   Liabilities assumed in connection with purchase of
      property and equipment                                              1,844              23,464               5,352
   Liabilities assumed in connection with debt
      issuance costs                                                     15,954                  --               3,840
   Liabilities assumed in connection with microwave
      relocation                                                             --                  --               3,578
   Capital  infusion from parent received in connection
      with acquisitions                                                 546,175                  --                  --
   Obligations assumed in connection with acquisitions                  253,686                  --                  --

               The accompanying notes are an integral part of the
                       consolidated financial statements

                             ALAMOSA (DELAWARE), INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS OPERATIONS

     Alamosa (Delaware), Inc. is a direct wholly owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa") membership interests, and Alamosa became wholly owned by Alamosa (Delaware). These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. Alamosa (Delaware) and its subsidiaries are collectively referred to in these financial statements as the "Company."

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

     On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") and its subsidiaries pursuant to a reorganization transaction in which a wholly owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock. Alamosa Holdings' common stock is quoted on The New York Stock Exchange under the symbol "APS." Alamosa (Delaware) remains the issuer of the Company's public debt.

2.   LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of common stock.

     As of December 31, 2001, the Company had $104,672 in cash and cash equivalents plus an additional $94,693 in restricted cash held in escrow for debt service requirements. The Company also had $12,838 remaining on the term portion of the Senior Secured Credit Facility as well as the entire balance of the $25,000 revolving portion of the Senior Secured Credit Facility. Management believes that this $237,203 in cash and available borrowings is sufficient to fund working capital, capital expenditure and debt service requirements through the point where the Company generates positive free cash flow which is expected to be in 2003.

     Management does not anticipate the need to raise additional capital in the foreseeable future. The Company's funding status is dependent on a number of factors influencing projections of operating cash flows including those related to subscriber growth, average revenue per user ("ARPU"), churn and cost per gross addition ("CPGA"). Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and the Company could be in a position that would require it to raise additional capital which may not be available or may not be available on favorable terms.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Alamosa (Delaware) and its subsidiaries. All intercompany accounts and transactions are eliminated.

                             ALAMOSA (DELAWARE), INC

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     INVENTORY - Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost or market using the first-in first-out method. Market is determined using replacement cost which is consistent with industry practices. The Company also performs an analysis to identify obsolete or excess handset inventory for models that are no longer manufactured or are technologically obsolete and records a reserve, as appropriate. As of December 31, 2001 and 2000, the reserve for obsolete inventory was $0.

     RESTRICTED CASH - Restricted cash of $94.7 million at December 31, 2001 is held in escrow to secure payment on certain of the Company's debt obligations. The amount expected to be liquidated during 2002 is classified as a current asset in the accompanying consolidated balance sheets.

     PROPERTY AND EQUIPMENT - Property and equipment are reported at cost less accumulated depreciation. Cost incurred to design and construct the wireless network in a market are classified as construction in progress. When the wireless network for a particular market is completed and placed into service, the related costs begin to be depreciated. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. When depreciable assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses on disposition are recognized in income. Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

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

     Interest is capitalized in connection with the construction of the wireless network. The capitalized interest is recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life. During 2001, approximately $1,752 in interest costs were capitalized. No interest costs were capitalized during 2000. During 1999, approximately $657 in interest costs were capitalized. The remaining unamortized balance of capitalized interest was approximately $2,082 as of December 31, 2001.

     Microwave relocation includes costs and the related obligation's incurred to relocate incumbent microwave frequencies in the Company's service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets. The amortization of microwave relocation costs was approximately $231, $189 and $84 for the years ended December 31, 2001, 2000 and 1999, respectively.

                             ALAMOSA (DELAWARE), INC

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SOFTWARE COSTS - In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 2001, 2000 and 1999, the Company capitalized approximately $1,228, $1,626 and $411, respectively, in software costs under SOP 98-1, which are being amortized over a five-year life. The Company amortized computer software costs of approximately $533, $225 and $40 during 2001, 2000 and 1999, respectively.

     ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expenses totaled approximately $25,857, $14,118 and $3,664 during 2001, 2000 and 1999, respectively.

     INCOME TAXES. - The Company presents income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years. As discussed in Note 1, on February 14, 2001 the Company became a wholly owned subsidiary of Alamosa Holdings. The Company is included in the consolidated tax returns of Alamosa Holdings. See Note 12.

     REVENUE RECOGNITION - The Company recognizes revenue as services are performed. Sprint handles the Company's billings and collections and retains 8% of collected service revenues from Sprint PCS subscribers based in the Company's territories and from non-Sprint PCS subscribers who roam onto the Company's network. The amount retained by Sprint is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint PCS customers who are not based in the Company's territories are not subject to the 8% retainage.

     The Company defers customer activation fee revenue and an equal amount of customer acquisition related expenses. These deferred amounts are amortized over a three or one-year period depending on the credit class of the respective customer, which approximates the average life of that customer. Prior to October 1, 2000, the Company was not charging activation fees to its customers. For the year ended December 31, 2000, the Company deferred approximately $1,180 of activation fee revenue and acquisition related expenses and amortized approximately $77. For the year ended December 31, 2001, the Company deferred approximately $11,544 of activation fee revenue and acquisition related expenses. Amortization of deferred activation fees and acquisition related expenses for the year ended December 31, 2001 was approximately $2,315. At December 31, 2001, approximately $5,228 of the remaining deferral was classified as long-term.

     Sprint pays the Company a roaming fee for each minute that a Sprint PCS subscriber based outside of the Company's territories roams on the Company's portion of Sprint's PCS network. Revenue from these services is recognized as the services are performed. Similarly, the Company pays roaming fees to Sprint, when a Sprint PCS subscriber based in the Company's territories roams on Sprint's PCS network outside of the Company's territories. These costs are recorded as a cost of service when incurred.

     Product revenues, consisting of proceeds from sales of handsets and accessories, are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint's handset return policy that allows customers to return handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to customers at little additional cost. However, when handsets are returned to Sprint for refurbishing, the Company will receive a credit from Sprint, which will be less than the amount the Company originally paid for the handset. The cost of products sold includes the total cost of accessories and handsets sold through the Company's retail stores (including sales to local indirect retailers). The cost of handsets exceeds the retail sales price because the Company subsidizes the price of

                             ALAMOSA (DELAWARE), INC

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     handsets for competitive reasons. For handsets sold through national indirect retailers (such as Radio Shack, Circuit City, Best Buy, etc.) and other channels controlled by Sprint, the Company reimburses Sprint for the subsidy incurred on such handsets activated within the Company's territory and this cost is reflected in selling and marketing expenses.

     GOODWILL AND INTANGIBLE ASSETS - Goodwill and other intangible assets were recorded in connection with the acquisitions discussed in Note 4. Goodwill is being amortized over approximately 17.6 years which represents the remaining initial term of the underlying contracts with Sprint which were assumed relative to the three acquisitions. Other intangibles include value assigned to the underlying contracts with Sprint which are being amortized over approximately 17.6 years and value assigned to the acquired customer base which is being amortized over three years which represents the estimated average life of the subscriber base acquired. See "Effects of recent accounting pronouncements."

     IMPAIRMENT OF LONG-LIVED ASSETS - If facts or circumstances indicate the possibility of impairment of long-lived assets, including intangibles, the Company will prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection, the Company does not expect to recover its carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income. See "Effects of recent accounting pronouncements."

     STOCK BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The Company has implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." See Note 15.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the period. The most significant of such estimates include:

         o    Allowance for uncollectible accounts;

         o Estimated customer life in terms of amortization of deferred revenue and direct costs of acquisition;

         o Likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets; and

         o    Impairment of long-lived assets.

     Actual results could differ from those estimates.

     CONCENTRATION OF RISK - The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

     The Company relies on Sprint to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint be unable to provide these services, the Company could be negatively impacted.

                             ALAMOSA (DELAWARE), INC

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     DERIVATIVE FINANCIAL INSTRUMENTS - The Company enters into derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. To date, the Company's use of such instruments has been limited to interest rate swaps and collars. The Company currently uses hedge accounting as prescribed in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" with respect to its interest rate swaps. As such, the fair values of these arrangements are recorded in the consolidated balance sheet with changes in fair value being reported as a component of other comprehensive income.

     The interest rate collar arrangement does not qualify for hedge accounting under SFAS No. 133 and as such, the fair value of the respective asset and liability is recorded in the consolidated balance sheet with any change during the period being reflected in the consolidated statement of operations.

     RECLASSIFICATION - Certain reclassifications have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders' equity as previously reported.

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets," collectively referred to as the "Standards". SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

     The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142 and has made the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS No. 142, the Company expects to reclassify none of its goodwill balances to various intangible asset classifications, as all intangibles had been identified in connection with the acquisitions that were completed during 2001. The Company expects that it will no longer record approximately $17.5 million annually of amortization relating to its existing goodwill. The Company will also evaluate the useful lives assigned to its intangible assets and anticipates no changes to the useful lives.

     SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company has completed that first step of the goodwill impairment test which did not indicate a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 has been completed as of January 1, 2002.

                             ALAMOSA (DELAWARE), INC

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

4.   MERGERS AND ACQUISITIONS

     Alamosa Holdings completed the acquisitions of three Sprint PCS Network Partners during 2001. On February 14, 2001, Alamosa Holdings completed its acquisitions of Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). In connection with the Roberts and WOW acquisitions, the Company entered into a new senior secured credit facility (the "Senior Secured Credit Facility") for up to $280 million. On March 30, 2001, Alamosa Holdings completed its acquisition of Southwest PCS Holdings, Inc. ("Southwest"). In connection with the Southwest acquisition, the Company increased the Senior Secured Credit Facility from $280 million to $333 million. The acquired companies became wholly owned subsidiaries of the Company. Each of these transactions was accounted for under the purchase method of accounting and the results of the acquired companies are included in these consolidated financial statements from the date of acquisition.

     The merger consideration in the Roberts acquisition consisted of 13.5 million shares of Alamosa Holdings common stock and approximately $4.0 million in cash. The Company also assumed the net debt of Roberts in the transaction, which amounted to approximately $57 million as of February 14, 2001.

     The merger consideration in the WOW acquisition consisted of 6.05 million shares of Alamosa Holdings common stock and approximately $12.5 million in cash. The Company also assumed the net debt of WOW in the transaction, which amounted to approximately $31 million as of February 14, 2001.

     The merger consideration in the Southwest acquisition consisted of 11.1 million shares of Alamosa Holdings common stock and approximately $5.0 million in cash. The Company also assumed the net debt of Southwest in the transaction, which amounted to approximately $81 million as of March 30, 2001.

                             ALAMOSA (DELAWARE), INC

4.   MERGERS AND ACQUISITIONS (CONTINUED)

     The Company obtained independent valuations of Roberts, WOW and Southwest to allocate the purchase price. The results of the allocations are as follows (in thousands):

                                                            ROBERTS        WOW             SOUTHWEST         TOTAL
                                                         ----------      ---------       ------------     -----------
     Consideration:
     Parent common stock issued                          $  291,060      $ 130,438       $    123,543     $   545,041
     Parent stock options granted                             1,134             --                 --           1,134
     Cash (including merger related costs)                    8,940         15,962             12,715          37,617
                                                         ----------      ---------       ------------     -----------

       Total                                                301,134        146,400            136,258         583,792
                                                         ----------      ---------       ------------     -----------
     Allocated to:
     Current assets                                           4,545          1,969              5,923          12,437
     Property, plant and equipment                           53,506         35,732             36,722         125,960
     Intangible assets (other than goodwill)                258,300        116,400            187,000         561,700
     Liabilities acquired (including deferred taxes)       (185,267)       (85,864)          (154,426)       (425,557)
                                                         ----------      ---------       -------------    -----------

       Goodwill                                          $  170,050      $  78,163       $     61,039     $  309,252
                                                         ==========      =========       ============     ==========

     The unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2001 and 2000 set forth below, present the results of operations as if the acquisitions had occurred at the beginning of each period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                      FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                  ---------------------------
                                                     2001            2000
                                                  -----------      ----------
                                                          (unaudited)
                                                         (in thousands)
     Total revenues                               $   376,061     $   131,203
                                                  ===========     ===========

     Net loss before income tax benefit
        and extraordinary item                    $  (246,128)    $  (204,742)
     Income tax benefit                                86,289          71,660
                                                  -----------     -----------

     Net loss before extraordinary item              (159,839)       (133,082)
     Loss on debt extinguishment, net of tax
        benefit of $1,969                              (3,503)             --
                                                  -----------     -----------

     Net loss                                     $  (163,342)    $  (133,082)
                                                  ===========     ===========

     Basic and diluted net loss per share
        before extraordinary item                 $     (1.74)     $    (1.45)
                                                  ===========      ==========

     Basic and diluted net loss per share         $     (1.77)     $    (1.45)
                                                  ===========      ==========

5.   ACCOUNTS RECEIVABLE

     CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5.9 million and $1.5 million at December 31, 2001 and 2000, respectively.

                             ALAMOSA (DELAWARE), INC

5.   ACCOUNTS RECEIVABLE (CONTINUED)

     RECEIVABLE FROM SPRINT - Receivable from Sprint in the accompanying consolidated balance sheets includes net roaming revenue receivable from Sprint. This receivable also includes amounts billed by Sprint on the Company's behalf to other communications providers for calls terminated on the Company's network. In addition, this item includes accruals for estimated unbilled revenue through the end of the period.

     Receivable from Sprint consists of the following (dollars in thousands):

                                                   DECEMBER 31,
                                         ----------------------------------
                                               2001                2000
                                         -------------         ------------
     Net Sprint PCS roaming receivable    $     1,731          $       252
     Access revenue receivable                  3,252                  184
     Accrued service revenue                    4,154                1,118
                                         -------------         ------------

                                          $     9,137          $     1,554
                                         =============         ============

6.   NOTES RECEIVABLE

     ROBERTS - On July 31, 2000, Alamosa Operations, Inc. ("Operations") entered into a loan agreement with Roberts whereby Operations agreed to lend up to $26.6 million to be used only for the purpose of funding Roberts' working capital needs from July 31, 2000 through the completion of the Roberts merger, as described in Note 4. Also on July 31, 2000, Operations entered into a loan agreement with the owners of Roberts for $15 million. As of December 31, 2000, approximately $37 million had been funded under the loan agreements. The loans were repaid during 2001.

     WOW - On July 31, 2000, WOW and Operations entered into a loan agreement whereby Operations agreed to lend up to $11 million to WOW to be used only for the purposes of (a) satisfying certain capital contribution requirements under WOW's operating agreement, and (b) funding WOW's working capital needs from July 31, 2000 through the completion of the WOW merger. As of December 31, 2000, approximately $10 million had been funded under the loan agreement. The loan was repaid during 2001.

                             ALAMOSA (DELAWARE), INC

7.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (dollars in thousands):

                                                       DECEMBER 31,
                                            ---------------------------------
                                                 2001                  2000
                                            -----------           -----------
     Land and buildings                     $    11,492             $   5,668
     Network equipment                          463,440               159,982
     Vehicles                                     1,787                 1,584
     Furniture and office equipment              16,826                10,130
                                            -----------             ---------

                                                493,545               177,364
     Accumulated depreciation                   (60,414)              (15,290)
                                            -----------             ---------

         Subtotal                               433,131               162,074
                                            -----------             ---------

     Microwave relocation costs                   5,639                 4,103
     Accumulated amortization                      (504)                 (273)
                                            -----------             ---------

         Subtotal                                 5,135                 3,830
                                            -----------             ---------

     Construction in progress:

       Network equipment                         16,126                60,597
       Leasehold improvements                     1,303                 2,482
                                            -----------             ---------

         Subtotal                                17,429                63,079
                                            -----------             ---------

         Total                              $   455,695             $ 228,983
                                            ============            =========


8.   GOODWILL AND INTANGIBLE ASSETS

     In connection with the acquisitions completed during 2001 discussed in Note 4, the Company allocated portions of the respective purchase price to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies. In addition to the identifiable intangibles discussed above, goodwill was recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired including identified intangibles.

     The value assigned to the Sprint agreements will be amortized using the straight-line method over the remaining original terms of the agreements that were in place or approximately 17.6 years. The value assigned to the subscriber base acquired will be amortized using the straight-line method over the estimated life of the acquired subscribers or approximately 3 years. Goodwill is being amortized over 17.6 years. Beginning January 1, 2002, goodwill will no longer be amortized due to the adoption of the provisions of SFAS No. 142 as discussed in Note 3.

                             ALAMOSA (DELAWARE), INC

8.   GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

     Goodwill and intangible assets consist of the following at December 31, 2001 (dollars in thousands):


    Goodwill                                        $      309,252
    Accumulated amortization                               (15,899)
                                                    --------------

    Subtotal                                               293,353
                                                    --------------

    Sprint affiliation and other agreements                532,200
    Accumulated amortization                               (25,768)
                                                    --------------
        Subtotal                                           506,432
                                                    --------------

    Subscriber base acquired                                29,500
    Accumulated amortization                                (7,092)
                                                    --------------

        Subtotal                                            22,408
                                                    --------------

    Goodwill and intangible assets, net             $      822,193
                                                    ==============

9.   LEASES

     OPERATING LEASES - The Company has various operating leases, primarily related to rentals of tower sites and offices. These leases range from 5 to 10 years in length and generally provide for annual rent escalation based on pre-determined amounts or percentages. The estimated increases in rent are being recognized over the term of the leases using the straight-line method. Rental expense was $26,548, $6,177 and $1,925 for 2001, 2000 and 1999, respectively. At December 31, 2001, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows (dollars in thousands):

                      YEARS:

                      2002                           $   27,807
                      2003                               27,739
                      2004                               27,679
                      2005                               27,441
                      2006                               27,347
                      Thereafter                         98,589
                                                ---------------

                      Total                          $  236,602
                                                     ==========

     CAPITAL LEASES - Capital leases consist of leases for rental of retail space and switch usage. The net present value of the leases was $2,579 and $1,074 at December 31, 2001 and 2000, respectively, and was included in property and equipment. Accumulated amortization recorded under these leases was $292 and $134 at December 31, 2001 and 2000, respectively. At December 31, 2001 the future payments under capital lease obligations, less imputed interest, are as follows (dollars in thousands):

                             ALAMOSA (DELAWARE), INC

9.   LEASES (CONTINUED)

                YEARS:

                2002                                          $          875
                2003                                                   1,055
                2004                                                     336
                2005                                                     161
                2006                                                     162
                Thereafter                                             1,019
                                                              --------------

            Total minimum lease payments                               3,608
            Less: imputed interest                                    (1,029)
                                                              --------------

            Present value of minimum lease payments                    2,579
            Less: current installments                                  (596)
                                                              --------------
            Long-term capital lease obligations

                 at December 31, 2001                         $        1,983
                                                              ==============

10.  LONG-TERM DEBT

     Long-term debt consists of the following (dollars in thousands):

                                                             DECEMBER 31,
                                                      ------------------------
                                                         2001           2000
                                                      ---------      ---------

     12 7/8% Senior Discount Notes, net of discount   $ 237,207      $ 209,280
     12 1/2% Senior Notes                               250,000             --
     13 5/8% Senior Notes                               150,000             --
     Senior Secured Credit Facility                     187,162             --
     Nortel/EDC Credit Facility                              --         54,524
                                                      ---------      ---------

     Total debt                                         824,369        263,804
     Less current maturities                                 --             --
                                                      ---------      ---------

     Long term debt, excluding current maturities     $ 824,369      $ 263,804
                                                      =========      =========

     SENIOR UNSECURED OBLIGATIONS
     ----------------------------

     SENIOR DISCOUNT NOTES - On December 23, 1999, Alamosa (Delaware) filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of Senior Discount Notes (the "12 7/8% Notes Offering"). The 12 7/8% Notes Offering was completed on February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximate $6.1 million. The 12 7/8% senior discount notes ("12 7/8% Senior Discount Notes") mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8% Senior Discount Notes, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the 12 7/8% Senior Discount Notes Offering were used to prepay the existing credit facility, to pay costs to build out additional areas within the Company's existing territories, to fund operating working capital needs and for other general corporate purposes.

     12 1/2% SENIOR NOTES - On January 31, 2001, Alamosa (Delaware) consummated the offering (the "12 1/2% Notes Offering") of $250 million aggregate principal amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001. The net proceeds from the sale of the 12 1/2% Senior Notes were approximately $241 million, after deducting the discounts and commission to the initial purchasers and estimated offering expenses.

                             ALAMOSA (DELAWARE), INC

10.  LONG-TERM DEBT (CONTINUED)

     Approximately $59.0 million of the proceeds of the 12 1/2% Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes, and the balance was used for general corporate purposes of Alamosa (Delaware), including, accelerating coverage within the existing territories of Alamosa (Delaware); the build-out of additional areas within its existing territories expanding its existing territories; and pursuing additional telecommunications business opportunities or acquiring other telecommunications businesses or assets.

     13 5/8% SENIOR NOTES - On August 15, 2001, Alamosa (Delaware) issued $150 million face amount of Senior Notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011) and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes were approximately $141.5 million, after deducting the discounts and commissions to the initial purchasers and estimated offering expenses. Approximately $66 million of the proceeds were used to pay down a portion of the Senior Secured Credit Facility. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. The balance will be used for general corporate purposes.

     Significant terms of the senior unsecured obligations include:

     o RANKING - The senior unsecured obligations of Alamosa (Delaware) are equal in right of payment to all future senior debt of Alamosa (Delaware) and senior in right of payment to all future subordinated debt of Alamosa (Delaware).

     o GUARANTEES - The senior unsecured obligations will rank equally with all existing and future senior debt and senior to all existing and future subordinated debt. The obligations are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Alamosa (Delaware) with the exception of Operations, a wholly owned subsidiary of Alamosa (Delaware). The financial statements of Alamosa (Delaware), Inc. and financial information related to its guarantor subsidiaries are included in Note 20.

     o OPTIONAL REDEMPTION - During the first thirty-six months after the respective Notes offerings, the Company may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the notes at a redemption price of 112.875%, 112.500% and 113.625% for the 12 7/8% Senior Discount Notes, 12 1/2% Senior Notes and 13 5/8% Senior Notes, respectively.

         Additionally, the senior unsecured obligations contain call options as follows:

                                                                REDEMPTION PRICE
                           -----------------------------------------------------------------------------------------------
                                SENIOR DISCOUNT NOTES             12 1/2% SENIOR NOTES          13 5/8% SENIOR NOTES
                           ------------------------------     ----------------------------    ----------------------------
                             YEAR ENDING FEBRUARY  15,          YEAR ENDING JANUARY 31,         YEAR ENDING AUGUST 15,
                           ------------------------------     ----------------------------    ----------------------------
             2006                      106.438%                          N/A                            N/A
             2007                      104.292%                      106.250%                         106.813%
             2008                      102.146%                      104.167%                         104.542%
             2009                      100.000%                      102.083%                         102.271%
             Thereafter                100.000%                      100.000%                         100.000%

     o CHANGE OF CONTROL - Upon a change of control as defined by the respective offerings, we will be required to make an offer to purchase the notes at a price equal to 101% of the accreted value for the 12 7/8% Senior Discount Notes and 101% of the face amount for the 12 1/2% Senior Notes and 13 5/8% Senior Notes.

                             ALAMOSA (DELAWARE), INC

10.  LONG-TERM DEBT (CONTINUED)

     o RESTRICTIVE COVENANTS - The indentures governing the senior unsecured obligations contain covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the indentures, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business. The indentures contain cross-default provisions relative to other material indebtedness.

     o SECURITY AGREEMENT - Concurrently with the closing of the 12 1/2% Senior Notes, Alamosa (Delaware) deposited $59.0 million with the collateral agent, to secure on a pro rata basis the payment obligations of Alamosa (Delaware) under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. The amount deposited in the security account, together with the proceeds from the investment thereof, will be sufficient to pay when due the first four interest payments on the 12 1/2% Senior Notes. Funds will be released from the security account to make interest payments on the 12 1/2% Senior Notes or the 12 7/8% Senior Discount Notes as they become due, so long as there does not exist an event of default with respect to the 12 1/2% Senior Notes or the 12 7/8% Senior Discount Notes. Approximately $39.1 million of the proceeds of the 13 5/8% Notes Offering were used to establish a security account to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes.

     SENIOR SECURED OBLIGATIONS

     SENIOR SECURED CREDIT FACILITY - On February 14, 2001, the Company, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower, entered into the $280.0 million senior secured credit facility with Citicorp USA, as administrative agent, and collateral agent, Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent, and a syndicate of banking and financial institutions. This facility was subsequently amended in March 2001 to increase the maximum borrowings to $333 million and again amended in August 2001 to reduce the maximum borrowing to $225 million.

     The following is a summary of the principal terms of the Senior Secured Credit Facility.

     The Senior Secured Credit Facility consists of:

     o a 7-year senior secured 12-month delayed draw term loan facility in an aggregate principal amount of up to $200.0 million; and

     o 7-year senior secured revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $25.0 million, part of which will be available in the form of letters of credit.

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

     The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2001 is 6.03%. Alamosa Holdings, LLC is also required to pay quarterly in arrears a commitment fee on the unfunded

                             ALAMOSA (DELAWARE), INC

10.  LONG-TERM DEBT (CONTINUED)

     portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. The Company has entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility as discussed in Note 16.

     Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the new revolving credit facility.

     As of December 31, 2001, Alamosa Holdings, LLC had drawn $187 million under the term portion of the Senior Secured Credit Facility. No advances have been drawn on the revolving portion of the Senior Secured Credit Facility. Any amount outstanding at the end of the 12-month period will amortize quarterly beginning May 14, 2004. The revolving portion of the Senior Secured Credit Facility of $25.0 million will be available for multiple drawings prior to its final maturity, provided that no amounts under the new revolving credit facility will be available until all amounts under the new term facility have been fully drawn. The revolving portion of the Senior Secured Credit Facility will begin reducing quarterly in amounts to be agreed beginning May 14, 2004.

     Loans under the term loan portion of the Senior Secured Credit Facility will be subject to mandatory prepayments from 50% of excess cash flow for each fiscal year commencing with the fiscal year ending December 31, 2003, 100% of the net cash proceeds (subject to exceptions and reinvestment rights of asset sales or other dispositions, including insurance and condemnation proceeds) of property by Alamosa (Delaware) and its subsidiaries, and 100% of the net proceeds of issuances of debt obligations of Alamosa (Delaware) and its subsidiaries (subject to exceptions). After the term loans are repaid in full, mandatory prepayments will be applied to permanently reduce commitments under the revolving portion of the Senior Secured Credit Facility.

     All obligations of Alamosa Holdings, LLC under the Senior Secured Credit Facility are unconditionally guaranteed on a senior basis by the Company, Alamosa (Delaware) and, subject to certain exceptions, by each current and future direct and indirect subsidiary of Alamosa (Delaware), including Alamosa PCS, Inc., Roberts, WOW and Southwest.

     The Senior Secured Credit Facility is secured by a first priority pledge of all of the capital stock of Alamosa Holdings, LLC and subject to certain exceptions, each current and future direct and indirect subsidiary of Alamosa (Delaware), as well as a first priority security interest in substantially all of the assets (including all five of the Sprint affiliation agreements with the Company) of Alamosa (Delaware) and, subject to certain exceptions, each current and future direct and indirect subsidiary of Alamosa (Delaware).

     The Senior Secured Credit Facility contains customary events of default, including, but not limited to:

     o the non-payment of the principal, interest and other obligations under the new Senior Secured Credit Facility;

     o the inaccuracy of representations and warranties contained in the credit agreement or the violation of covenants contained in the credit agreement;

     o   cross default and cross acceleration to other material indebtedness;

     o   bankruptcy;

                             ALAMOSA (DELAWARE), INC

10.  LONG-TERM DEBT (CONTINUED)

     o material judgments and certain events relating to compliance with the Employee Retirement Income Security Act of 1974 and related regulations;

     o actual or asserted invalidity of the security documents or guaranties of the Senior Secured Credit Facility;

     o the occurrence of a termination event under the management, licenses and other agreements between any of the Company, WOW, Roberts, Southwest and their subsidiaries and Sprint or a breach or default under the consent and agreement entered into between Citicorp USA, Inc., as administrative agent for the lenders, and Sprint;

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

     The Senior Secured Credit Facility contains numerous affirmative and negative covenants customary for credit facilities of a similar nature, including, but not limited to, negative covenants imposing limitations on the ability of Alamosa (Delaware), Alamosa Holdings, LLC and their subsidiaries, and as appropriate, Superholdings, to, among other things (i) declare dividends or repurchase stock; (ii) prepay, redeem or repurchase debt; (iii) incur liens and engage in sale-leaseback transactions; (iv) make loans and investments; (v) incur additional debt, hedging agreements and contingent obligations; (vi) issue preferred stock of subsidiaries;
     (vii) engage in mergers, acquisitions and asset sales; (viii) engage in certain transactions with affiliates; (ix) amend, waive or otherwise alter material agreements or enter into restrictive agreements; and (x) alter the businesses they conduct.

     Alamosa (Delaware) is also subject to the following financial and statistical covenants, which will apply until December 31, 2002:

     o   minimum numbers of Sprint PCS subscribers;

     o   providing coverage to a minimum number of residents;

     o   minimum service revenue;

     o   maximum negative EBITDA or minimum EBITDA;

     o   ratio of senior debt to total capital;

     o   ratio of total debt to total capital;

     o   maximum capital expenditures;

     o   senior debt to net property, plant and equipment; and

     o   minimum cash and cash equivalents.

                             ALAMOSA (DELAWARE), INC

10.  LONG-TERM DEBT (CONTINUED)

     After December 31, 2002, the financial and statistical covenants will be the following:

     o   ratio of senior debt to EBITDA;

     o   ratio of total debt to EBITDA;

     o ratio of EBITDA to total fixed charges (the sum of debt service, capital expenditures and taxes);

     o   ratio of EBITDA to total cash interest expense; and

     o   ratio of EBITDA to pro forma debt service.

     Unless waived by the Senior Secured Credit Facility lenders, the failure of the Company, Alamosa Holdings, LLC and their subsidiaries to satisfy or comply with any of the financial or other covenants, or the occurrence of an event of default under the Senior Secured Credit Facility, will entitle the lenders to declare the outstanding borrowings under the Senior Secured Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company, Alamosa (Delaware), Alamosa Holdings, LLC and their subsidiaries.

     CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

     Sprint entered into a consent and agreement with Citicorp, that modifies Sprint's rights and remedies under our affiliation agreements with Sprint, for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp generally provide, among other things, Sprint's consent to the pledge of substantially all of our assets, including our rights in our affiliation agreements with Sprint, and that our affiliation agreements with Sprint generally may not be terminated by Sprint until the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consents and agreement.

     Subject to the requirements of applicable law, so long as the Senior Secured Credit Facility remains outstanding, Sprint has the right to purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries, upon its receipt of notice of an acceleration of the Senior Secured Credit Facility, under certain terms

     If Sprint does not purchase our operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries after an acceleration of the obligations under the Senior Secured Credit Facility, then the administrative agent may sell the operating assets or the partnership interests, membership interests or other equity interests of our operating subsidiaries.

     NORTEL/EDC CREDIT FACILITY - The Company entered into a credit facility effective June 10, 1999 with Nortel for $123.0 million. On February 8, 2000, the Company entered into an Amended and Restated Credit Agreement with Nortel Networks Inc., and on June 23, 2000, Nortel assigned the entirety of its loans and commitments under the Amended and Restated Credit Agreement to Export Development Corporation (the "Nortel/EDC Credit Facility"). The proceeds of the Nortel/EDC Credit Facility were used to purchase equipment, to fund the construction of the Company's portion of Sprint's PCS network, and to pay associated financing costs. The financing terms permitted the Company to borrow $250 million (which was subsequently reduced to $175 million as a result of the prepayment of $75 million outstanding) under three commitment tranches through February 18, 2002, and required minimum equipment purchases.

                             ALAMOSA (DELAWARE), INC

10.  LONG-TERM DEBT (CONTINUED)

     The Company could borrow money under the Nortel/EDC Credit Facility as either a base rate loan with an interest rate of prime plus 2.75%, or a Eurodollar loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.75%.

     The original commitment terms provided for warrants representing 2% of the outstanding common stock of the Company. These warrants were eliminated, by prior agreement, when the Company used $75 million of the IPO proceeds to prepay, in February 2000, amounts previously borrowed under the Nortel/EDC Credit Facility. In addition to the $75 million prepayment, in conjunction with the closing of the new facility, the Company also paid accrued interest of approximately $853 and origination fees and expenses of $3,995.

     The Company incurred approximately $8,256 of costs associated with obtaining the Nortel/EDC Credit Facility. Those costs consisted of loan origination fees, legal fees and other debt issuance costs that had been capitalized and were being amortized to interest expense using the straight-line method over the term of the Nortel/EDC Credit Facility.

     The Nortel/EDC credit facility was paid in full in February 2001 with proceeds from the Senior Secured Credit Facility discussed below. At that time, remaining unamortized debt issuance costs relative to the Nortel/EDC credit facility were $5,472. The write-off of these remaining costs (net of income taxes of $1,969) is presented as an extraordinary loss in the accompanying consolidated statements of operations.

     Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years are as follows (dollars in thousands):

                       YEARS ENDING DECEMBER 31,
                   ---------------------------------
                   2002                $        --
                   2003                         --
                   2004                     25,313
                   2005                     50,625
                   2006                     56,250
                   Thereafter              842,812
                                       ------------
                                       $   975,000
                                       ===========

     The maturity schedule above assumes that all borrowings under the Senior Secured Credit Facility have been drawn at the point when amortization begins in 2004.

     On February 11, 2002 the Company drew the remaining $12,838 on the term portion of the Senior Secured Credit Facility.

11.  STOCKHOLDER'S EQUITY

     On October 29, 1999, Alamosa (Delaware) filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of its common stock (the "Stock Offering"). The Stock Offering became effective and the shares were issued on February 2, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option of 1,607,100 shares. The Company received net proceeds of approximately $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Stock Offering were used for the build out of the system, to fund operating capital needs and for other corporate purposes.

     As described in Note 1, in December 2000, Alamosa (Delaware)'s capital stock was converted into shares of a new holding company. Following this transaction, Alamosa (Delaware)'s capital stock consisted of 9,000 shares of common stock, par value $0.01 per share authorized and 100 shares outstanding, and 1,000 shares of preferred stock, $0.01 par value per share authorized and no shares outstanding. As a result of this transaction, all of Alamosa (Delaware)'s common stock is owned by Alamosa PCS Holdings, Inc.

                       ALAMOSA (DELAWARE), INC

12.  INCOME TAXES

     Income tax expense (benefit) is comprised of the following (dollars in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                           2001        2000       1999
                                                       ---------    ---------  -------
         Current:
            U.S. Federal                               $      0     $   0     $  0
            Foreign                                           0         0        0
            State                                             0         0        0
                                                       ---------    -------   --------

              Total current expense                           0         0        0
                                                       ---------    -------   -------

         Deferred:
            U.S. Federal                                  (68,842)      0        0
            Foreign                                           0         0        0
            State                                          (9,630)      0        0
                                                       ----------   -------   --------

              Total deferred expense (benefit)            (78,472)      0        0
                                                       ----------   -------   --------

            Total income taxes expense (benefit)       $  (78,472)  $   0     $  0
                                                       ==========   =======   ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                           DECEMBER 31,
                                                     -------------------------
                                                         2001           2000
                                                     ----------    -----------
        Deferred tax assets:
           Net operating loss carryforwards          $  101,890    $    25,626
           Original issue discount                       18,795          7,691
           Non-cash compensation                          1,741          2,067
           Start-up expenses                                781          1,007
           Deferred rent                                  2,128            588
           Bad debt allowance                             3,622            443
           Capitalized loan costs                         3,227             --
           Deferred revenue                               1,969             --
           Other comprehensive income                       580             --
           Other                                            828            600
                                                     ----------    -----------

             Gross deferred tax assets                  135,561         38,022

        Deferred Tax liabilities:
           Intangible assets                            200,959             --
           Depreciation                                  25,383         10,996
           Other                                             47             41
                                                     ----------    -----------

        Net deferred tax assets (liabilities)           (90,828)        26,985
        Valuation allowance                                  --        (26,985)
                                                     ----------    -----------

        Deferred tax balance                         $  (90,828)   $        --
                                                     ==========    ===========

                             ALAMOSA (DELAWARE), INC

12.  INCOME TAXES (CONTINUED)

     The net deferred tax asset was fully reserved as of December 31, 2000 because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001 discussed in Note 4, a significant deferred tax liability was recorded. The reversal of the timing differences which gave rise to the deferred tax liability will allow the Company to benefit from the deferred tax assets. As such, the valuation allowance was released in 2001 with a corresponding reduction to goodwill associated with the acquisitions. Prior to February 1, 2000, the Company's predecessor operated as a Limited Liability Company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their separate income tax returns. Subsequent to January 31, 2000, the Company became a C-Corp for federal income tax purposes and therefore subsequent losses from operations became net operating loss carryforwards of the Company. As discussed in Note 1, the Company became a wholly owned subsidiary of Alamosa Holdings on February 14, 2001. Alamosa Holdings files consolidated tax returns with its wholly owned subsidiaries including the Company.

     The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate due to the differences summarized below:

                                                        YEAR ENDED DECEMBER 31,
                                                        ----------------------
                                                          2001          2000
                                                        --------      --------

     Federal tax benefit at statutory rate               (35.00%)      (35.00%)
                                                        ========      ========

     Permanent differences                                 2.51%           --
     State taxes                                          (2.79%)          --
     Predecessor Limited Liability Company                   --          1.45%
     Adjustment due to increase in valuation allowance       --         33.40%
     Other                                                (0.01%)        0.15%
                                                        --------      --------

     Provision (benefit) for income taxes                (35.29%)        0.00%
                                                        ========      ========

     As of December 31, 2001, the Company has available net operating loss carryforwards totaling approximately $268 million which expire beginning in 2020. Utilization of net operating loss carryforwards may be limited by ownership changes which may have occurred or could occur in the future.

13.  RELATED PARTY TRANSACTIONS

     AGREEMENTS WITH CHR SOLUTIONS, INC. - The Company has entered into a number of agreements with CHR Solutions, Inc. ("CHR") to perform various consulting and engineering services. CHR resulted from a merger between Hicks & Ragland Engineering Co., Inc., and Cathey, Hutton & Associates, Inc. effective as of November 1, 1999. David Sharbutt, the Company's Chairman and Chief Executive Officer, was at the time the agreements were executed, the President and Chief Executive Officer of Hicks & Ragland. As of December 2000, Mr. Sharbutt resigned his position on the Board of CHR, and is no longer an employee of CHR.

     Total amounts paid under the above agreements totaled $3,596, $6,334 and $3,842 for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts included in accounts payable for the above agreement totaled $423 and $1,489 at December 31, 2001 and 2000, respectively.

     AGREEMENTS WITH TECH TELEPHONE COMPANY - The Company entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership, an affiliate of CHR, to install and provide telecommunications lines between Sprint PCS and the Company's Lubbock-based operations and between the Company's Lubbock-based operations and other markets. The original term of the agreement is three years, but the agreement automatically renews upon expiration for additional successive 30-day terms by either party. The Company has also entered into a distribution agreement with Tech Telephone Company, authorizing it to become a third party distributor of Sprint PCS products and services for the Company in Lubbock. The total amount paid for these contracts was $1,315, $1,707 and $213 during the years ended December 31, 2001, 2000

                             ALAMOSA (DELAWARE), INC

13.  RELATED PARTY TRANSACTIONS (CONTINUED)

     and 1999, respectively. The amounts included in accounts payable relative to these contracts were $92, and $147 at December 31, 2001 and 2000, respectively.

     AGREEMENTS WITH MESSRS. MICHAEL V. ROBERTS AND STEVEN C. ROBERTS

     In connection with the acquisition of Roberts, the Company entered into a number of arrangements with Messrs. Michael V. Roberts and Steven C. Roberts and certain companies affiliated with them as described in more detail below. Michael V. Roberts and Steven C. Roberts became directors of the Company in February 2001.

     JOINT VENTURE DEVELOPMENT AGREEMENT - On October 30, 2000, the Company entered into a joint venture development agreement with Messrs. Michael V. Roberts and Steven C. Roberts. Pursuant to the agreement, if either Mr. Michael V. Roberts or Mr. Steven C. Roberts undertakes an international telecommunications business venture and desire for the Company to be involved in that project, then before either Mr. Michael V. Roberts or Mr. Steven C. Roberts enters into a letter of intent or binding agreement of any nature with another person regarding the project, they must give the Company written notice and has 60 days to notify them of the Company desire to participate in the project. During such 60-day period, the Company has the exclusive right with respect to the project. Promptly after the Company gives a notice of participation, the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts shall form a project entity and shall execute an agreement setting forth the terms, covenants, conditions and provisions for the purpose, ownership, management, financing and operation of the project. Unless the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts agree to a different arrangement, the Company will have a 50% interest in each project entity and will have full managerial control of each project entity. Except as described above, neither the Company nor Messrs. Michael V. Roberts and Steven C. Roberts is obligated to bring to the other any opportunity to participate in a project or any activity, domestic or international.

     CONSULTING AGREEMENTS - On January 29, 2001, the Company entered into five-year consulting agreements with each of Messrs. Michael V. Roberts and Steven C. Roberts. The consulting agreements provide each of them with an annual compensation of $125, which is paid monthly.

     RIGHT OF FIRST NEGOTIATION AGREEMENT - On February 14, 2001, the Company entered into a right of first negotiation agreement with Roberts Tower which grants Roberts Tower a right to negotiate tower leases on a "build-to-suit" basis with the Company's present and future territory. During the term of the agreement, whenever the Company or one of its subsidiaries is required to "build to suit" communications towers within the present or future territories in which the Company operates, the Company must notify Roberts Tower and Roberts Tower will have the exclusive right for a period of 30 days to negotiate with the company to provide such towers. After such 30-day period, if the Company has not reached an agreement with Roberts Tower, the Company may obtain such tower sites from other third parties. The term of this agreement is five years.

     RESALE AGREEMENT - On February 14, 2001, the Company entered into a resale agreement with Messrs. Michael V. Roberts and Steven C. Roberts which permits Messrs. Michael V. Roberts and Steven C. Roberts to buy air time at a discount for resale on a basis no less favorable than any other similar agreement to which the Company may be a party. Messrs. Michael V. Roberts and Steven C. Roberts may resell such airtime anywhere where such resales are permitted under applicable law. Any arrangement between the Company and Messrs. Michael V. Roberts and Steven C. Roberts for resales and use of air time will be subject to all required approvals of Sprint, Sprint Spectrum and Sprint PCS and/or any other applicable Sprint entities.

     MASTER LEASE AGREEMENT - On February 14, 2001, Roberts and Roberts Tower entered into a master lease agreement which provides for the lease from Roberts Tower by Roberts of certain buildings, towers, tanks and/or improvements thereon for the purpose of installing, operating and maintaining communications facilities and services thereon. The initial term of the master lease agreement expires in February 2006, and Roberts has

                             ALAMOSA (DELAWARE), INC

13.  RELATED PARTY TRANSACTIONS (CONTINUED)

     the right to extend the initial term of the lease for four additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $17 per tower per year, subject to an annual adjustment of 4% per annum. Roberts subsequently assigned all of its right, title and interest in the master lease agreement to its wholly owned subsidiary, Alamosa Missouri Properties, LLC (formerly Roberts Wireless Properties, L.L.C). During the year ended December 31, 2001, approximately $2,625 was paid under this agreement.

     OTHER RELATED PARTY TRANSACTIONS - In November 1998, the Company entered into an agreement to lease space for telephone switching equipment in Albuquerque with SASR Limited Partnership, 50% owned by one of the Company's directors and a manager of West Texas PCS, LLC, and Budagher Family LLC, two of the Company's stockholders. The lease has a term of five years with two optional five-year terms. The lease provides for monthly payments aggregating to $19 per year with 10% increase at the beginning of the two option periods, as well as a pro rata portion of real estate taxes on the property.

     In connection with the Company's distribution and sales of Sprint PCS wireless communications equipment, on December 28, 1998, the Company entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of Holding's directors and the general manager of South Plains Advance Communications & Electronics, Inc. ("SPACE"). SPACE is a stockholder of the Company. This lease has a term of 15 years and provides for monthly payments subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. During 1999, $73 was paid under this lease. During 2000, $101 was paid under this lease. No amount was payable at December 31, 2000. During 2001, $148 was paid under this lease. No amount was payable at December 31, 2001.

14.  EMPLOYEE BENEFITS

     Effective November 13, 1998, the Company elected to participate in the NTCA Savings Plan, a defined contribution employee savings plan sponsored by the National Telephone Cooperative Association under Section 401(k) of the Internal Revenue Code. No employer contributions were made to this plan for the period ended December 31, 2000 or 1999.

     Effective July 1, 2000, the Company formed the Alamosa PCS Contributions Savings Plan ("Company Plan"), a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. Existing balances held in the NTCA Savings Plan were transferred to the Company Plan on July 1, 2000 and all contributions to the NTCA Savings Plan ceased at that time. During the years ended December 31, 2001 and 2000, the Company made contributions of $900 and $188, respectively to the Company Plan.

     In connection with the acquisition of WOW discussed in Note 4, employees who were formerly employees of WOW continue to participate in the Washington Oregon Wireless 401(k) Savings & Investment Plan, a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. During the year ended December 31, 2001, the Company made contributions of $41 to the WOW plan.

     Effective March 1, 2001, the Company adopted the Alamosa Holdings, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides that eligible employees may contribute up to 10% of their earnings towards the purchase of Alamosa Holdings common stock. The employee per share purchase price is 85% of the fair market value of Alamosa Holdings shares on (i) the offering date or (ii) the exercise date, whichever is lower. During 2001, 40,706 shares were issued under the ESPP at a price of $8.93 per share. As of December 31, 2001, 559,294 shares of Alamosa Holdings were reserved for issuance under the ESPP.

                             ALAMOSA (DELAWARE), INC

15.  STOCK-BASED COMPENSATION

     The Company adopted an Incentive Stock Option Plan (the "Plan") effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Alamosa Holdings' common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 2001, 6,939,429 shares of Alamosa Holdings common stock were reserved for issuance under the Plan. The stock option committee of the board of directors administers the Plan and determines grant prices and vesting periods. Generally, the options under each plan vest in varying increments over a three to five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of common stock at the time of the grant.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretation, in accounting for its employee stock options. The Company has recorded unearned compensation totaling $14,963. This amount was being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. For the year ended December 31, 2000 and 1999, non-cash compensation of $5,651 and $8,200 has been recognized, respectively. Non-cash compensation for 2001 was a negative $916 due to the forfeiture of unvested options.

     As discussed in Note 3, the Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------------
                                                2001                2000                1999
                                         ------------------  ------------------  -----------------
   Net loss - as reported............    $      (147,423)    $       (80,189)       $    (32,836)
   Net loss - pro forma..............    $      (153,978)    $       (86,777)       $    (32,836)

     The pro forma disclosures provided are not likely to be representative of the effects on reported net income or loss for future years due to future grants and the vesting requirements of the Company's stock option plans.

     The weighted-average fair value for all stock options granted in 1999, 2000 and 2001 was $13.04, $12.18 and $9.01, respectively. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                                   2001                2000             1999
                                          --------------------- ------------------ ----------------
              Dividend yield...............         0%                     0%              0%
              Expected volatility..........        81%                    72%             70%
              Risk-free rate of return.....       4.6%                   6.3%            5.5%
              Expected life................    4.00 years             4.07 years      5.53 years

     The following summarizes activity under the Company's stock option plans:

                                                                                      WEIGHTED AVERAGE EXERCISE
                                                   NUMBER OF OPTIONS                        PRICE PER SHARE
                                         -------------------------------------    -----------------------------------
                                                YEAR END DECEMBER 31,                     YEAR END DECEMBER 31,
                                         -------------------------------------    -----------------------------------
                                            2001          2000          1999        2001          2000         1999
                                         ---------     ---------     ---------    ---------    ---------    ---------
     Options outstanding at beginning
          of the period                  6,788,752     5,282,000       873,000    $   16.87    $   12.47    $    1.18
     Granted                               635,061     2,131,750     5,282,000        14.87        17.17        12.47
     Exercised                             (15,945)     (538,748)           --       (14.95)       (1.48)          --
     Canceled/forfeited                 (1,901,990)      (86,250)     (873,000)      (16.85)      (12.35)       (1.18)
                                         ---------     ---------     ---------    ---------    ---------    ---------
     Options outstanding at the end
          of the period                  5,505,878     6,788,752     5,282,000    $   16.55    $   16.87    $   12.47
                                         =========     =========     =========    =========    =========    =========
     Options exercisable at end
          of the period                  2,602,368     1,615,502        48,498    $   16.33    $   16.75    $    1.27
                                         =========     =========     =========    =========    =========    =========

                             ALAMOSA (DELAWARE), INC

15.  STOCK-BASED COMPENSATION (CONTINUED)

     The following table summarizes information for stock options at December 31, 2001:

                                                 OUTSTANDING                                   EXERCISABLE
                               ---------------------------------------------------   --------------------------------
                                                WEIGHTED                                                  WEIGHTED
                                                AVERAGE             REMAINING                             AVERAGE
           RANGE OF            NUMBER OF        EXERCISE           CONTRACTUAL        NUMBER OF           EXERCISE
        EXERCISE PRICES         OPTIONS          PRICE                LIFE             OPTIONS             PRICE
     ----------------------   -----------    -------------    --------------------   -----------    -----------------
     $      1.13  -   1.42         57,001      $     1.27                7.8            57,001      $        1.27
     $      8.00  -  10.75         97,327      $     9.85                9.0            72,397      $       10.03
     $     12.31  -  18.44      5,128,550      $    16.56                7.6          2,408,670     $       16.70
     $     20.00  -  28.50        220,000      $    23.19                8.6            63,300      $       22.70
     $     35.63  -  35.63          3,000      $    35.63                8.2             1,000      $       35.63
                              -----------    -------------    --------------------   -----------    -----------------
                                5,505,878      $    16.55                7.7          2,602,368     $       16.33
                              ===========    =============    ====================   ===========    =================

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

     The carrying amount of the debt issued pursuant to the Nortel/EDC Credit Facility approximates fair value at December 31, 2000 because the interest rate changed with market interest rates.

     The carrying amount of the Senior Secured Credit Facility entered into during 2001 approximates fair value at December 31, 2001 because the interest rate changes with market interest rates.

     Selected information related to the Company's senior notes is a follows (dollars in thousands):

                                                   DECEMBER 31,
                                         ---------------------------------
                                               2001               2000
                                         --------------     --------------

     Book value                          $      637,207     $      209,280
     Fair value                                 629,500            215,558
                                         --------------     --------------

     Net unrecognized gain  (loss)       $        7,707     $       (6,278)
                                         ==============     ==============

     The Company utilized interest rate cap agreements to limit the impact of increases in interest rates on its floating rate debt in 2000. The interest rate cap agreements required premium payments to counterparties based upon a notional principal amount. Interest rate cap agreements entitled the Company to receive from the counterparties the amounts, if any, by which the selected market interest rates exceeded the strike rates stated in the agreements. The Company had one interest rate cap agreement in place at December 31, 2000 which was closed out in the first quarter of 2001. The fair value of the interest rate cap agreement was estimated by obtaining quotes from brokers and represented the cash requirement if the existing contract had been settled at the balance sheet date. As of January 1, 2001, the unrecognized loss on the derivative instrument was immaterial.

     The Company adopted the provisions of SFAS No. 133, "Accounting for Derivatives and Hedging Activities," effective January 1, 2001. This statement requires that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings.

     In order to manage interest costs and exposure to changing interest rates, the Company enters into interest rate hedges to hedge exposure to variable interest rates on a portion of the Senior Secured Credit Facility. At December 31, 2001, the Company had entered into the following interest rate swaps.

                             ALAMOSA (DELAWARE), INC

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                     INSTRUMENT                  NOTIONAL              TERM          FAIR VALUE
                     ----------                  --------              ----          ----------
              4.9475% Interest rate swap          $21,690             3 years          (650)
              4.9350% Interest rate swap          $28,340             3 years          (865)
                                                                                       ----
                                                                                    $(1,515)
                                                                                     =======

     These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the December 31, 2001 consolidated balance sheet with changes in fair value (net of tax) shown as a component of other comprehensive income. Approximately $1,286 in settlements under the above swaps is included in interest expense for the year ended December 31, 2001.

     The Company also maintains an interest rate collar with the following terms:

             NOTIONAL     MATURITY     CAP STRIKE PRICE     FLOOR STRIKE PRICE      FAIR VALUE
             --------     --------     ----------------     ------------------      ----------
              $28,340     5/15/04           7.00%                 4.12%              $   (656)


     This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the accompanying December 31, 2001 consolidated balance sheet and the $656 change in fair value has been reflected as an increase to interest expense.

     These fair value estimates were obtained from the institutions the Company entered into the agreements with and are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

17.  COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS - On October 14, 1998, the then Board of Members of the Company approved an Incentive Ownership Plan. The plan consisted of 3,500 units comprised of 1,200 Series 8, 1,150 Series 15 and 1,150 Series 25 units. The exercise price for each series was based on a pre-defined strike price which increased by an annual rate of 8%, 15% or 25% compounded monthly beginning July 1, 2000. The initial exercise prices were $564.79, $623.84 and $711.88 for Series 8, Series 15 and Series 25 options, respectively. Each unit provided the holder an option to purchase an interest in the Company. Vested units could have been exercised any time from July 1, 2000 to December 31, 2006.

     On October 29, 1998, under an employment agreement with the Company's then Chief Technology Officer, 300 units were granted under this plan. The options to acquire membership interests described above were to be exchanged for options to acquire an equivalent number of common shares:
     48,500 at $1.13 per share, 48,500 at $1.25 per share and 48,500 at $1.42 per share. Effective as of the IPO, these options were converted into options of Holdings and were amended such that the original options with exercise prices that increased by an annual rate of 8%, 15%, or 25% (compounded monthly beginning July 1, 2000) were exchanged for options to purchase an equivalent number of common shares at fixed exercise prices equal to $1.13, $1.25 and $1.42 per share, which will not increase over the term of the options. These amendments resulted in a new measurement date. The Company recorded compensation expense totaling $2,096 in connection with these options. Compensation expense recorded for the year ended December 31, 2000 and 1999 was $836 and $1,260, respectively.

     Effective October 1, 1999, the Company entered into a three-year employment agreement with its Chief Executive Officer ("CEO"), and Chairman of the Board. In addition, in December 1999, the Company granted

                             ALAMOSA (DELAWARE), INC

17.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     options to the CEO to acquire 242,500 common shares at an exercise price of $1.15 per share which vested immediately prior to the completion of the initial public offering and 1,455,000 shares at an exercise price equal to the initial public offering price which vest 33% per year beginning September 30, 2000. The options expire January 5, 2009. The Company recognized compensation expense of $3,116 related to the 242,500 options issued with an exercise price below the initial public offering price over the options vesting period. Compensation expense recorded for the years ended December 31, 2000 and 1999 was $2,765 and $351, respectively. No compensation expense was recorded in 2001.

     On October 2, 1998, the Company entered into an employment agreement with its then Chief Operating Officer ("COO"). The agreement provided for the granting of stock options in three series. The initial exercise price was determined based on the following formula: $48,500, committed capital at September 30, 1998, multiplied by the percentage interest represented by the option exercised. The exercise price for each series increased by an annual rate of 8%, 15% or 25% compounded monthly beginning at the date of grant as specified by the agreement. Options could be exercised any time from January 1, 2004 to January 5, 2008. The options vested over a three-year period. During 1998, one option from each series was granted under this agreement. The options to acquire membership interests described above were to be exchanged for options in Holdings to acquire an equivalent number of common shares: 242,500 at $1.08 per share, 242,500 at $1.15 per share and 242,500 at $1.25 per share. Effective December 1999, the Company amended the COO's options such that each of the COO's three series of original options were exchanged for two options to acquire a total of 1,697,500 shares of common stock. The first option to acquire 242,500 shares of common stock had a fixed exercise price of $1.15 per share and vested immediately prior to completion of the initial public offering. The second option to acquire 1,455,000 shares of common stock had an exercise price equal to the initial public offering price and vested 25% per year beginning September 30, 2000. The expiration date of all of the COO's options was extended from January 5, 2008 to January 5, 2009. These amendments resulted in a new measurement date. The Company was to record compensation expense totaling $9,341 in connection with these options. Compensation expense recorded for the years ended December 31, 2000 and 1999 was $1,640 and $6,589, respectively. This individual left the Company in January 2001 and forfeited all unexercised options. As such, compensation expense in 2001 was negative $916 due to the forfeiture of these option.

     Effective December 1, 1999, the Company entered into a five-year employment agreement with its Chief Financial Officer ("CFO"). In addition, the Company granted the CFO options to purchase 1,455,000 shares at the initial public offering price and that will expire January 5, 2009. There is no compensation cost related to these options.

     LITIGATION - The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The complaints allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and
     (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices.

     The Court has ordered that these putative class actions against the Company, along with hundreds of IPO allocation cases against other issuers, be transferred for coordinated pre-trial proceedings. At a status conference held on September 7, 2001, the Court adjourned all defendants' time to respond to the complaints until further order of the Court. These cases remain at a preliminary stage and no discovery proceedings have taken place.

     The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

                             ALAMOSA (DELAWARE), INC

18.  UNAUDITED PRO FORMA INFORMATION

     The unaudited pro forma information reflects certain assumptions regarding transactions and their effects that occurred as a result of the corporate restructuring described in Note 1.

     UNAUDITED PRO FORMA INCOME INFORMATION - The unaudited pro forma information as shown on the statements of operations is presented to show the effects of income taxes related to the Company's subsequent termination of its limited liability company status. The unaudited pro forma income tax adjustment is presented as if the Company had been a C Corporation subject to federal and state income taxes at an effective tax rate of 34% for the year ended December 31, 1999. Application of the provisions of SFAS No. 109, "Accounting for Income Taxes" would have resulted in a deferred tax asset primarily from temporary differences related to the treatment of start-up costs and from net operating loss carryforwards. The deferred tax asset would have been offset by a full valuation allowance, as there was not at the time sufficient positive evidence as required by SFAS No. 109 to substantiate recognition of the asset.

     The pro forma information is presented for informational purposes only and is not necessarily indicative of operating results that would have occurred had the Company elected to terminate its limited liability company status as of the beginning of 1999, nor are they necessarily indicative of future operating results.

19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The quarterly results of operations (unaudited) for 1999, 2000 and 2001 per quarter are as follows:

                                                                            QUARTER ENDED
                                                     ---------------------------------------------------------
                                                        MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                     ------------- -------------  -------------- -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
     1999:
          Net sales                                  $       --     $       35     $     1,965   $     6,984
          Operating loss                                 (1,963)        (4,005)        (11,279)      (13,425)
          Net loss                                       (1,745)        (4,018)        (11,926)      (15,147)

     2000:

          Net sales                                  $   11,880     $   17,553     $    23,203   $    30,064
          Operating loss                                (13,114)       (10,744)        (14,621)      (30,418)
          Net loss                                      (15,580)       (12,908)        (17,470)      (34,230)

     2001:

          Net sales                                  $   45,834     $   83,535     $   107,874   $   119,895
          Operating loss                                (28,792)       (34,304)        (38,622)      (50,610)
          Net loss before extraordinary item            (23,929)       (34,336)        (37,712)      (47,944)
          Extraordinary loss, net of tax                 (3,503)            --              --            --
          Net loss                                      (27,432)       (34,336)        (37,712)      (47,944)

20.  GUARANTOR FINANCIAL STATEMENTS

     Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Operations, Inc. ("Operations") which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes as of December 31, 2001 and 2000 and for the years then ended. Consolidating financial statements for the year ended December 31, 1999 are not presented due to the fact that the Company had no non-guarantor subsidiaries during that period. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

                             ALAMOSA (DELAWARE), INC

20.  GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                     CONSOLIDATING BALANCE SHEET
                                       AS OF DECEMBER 31, 2001
                                       (DOLLARS IN THOUSANDS)

                                                                                    Non-
                                                                Guarantor         Guarantor
                                                Issuer        Subsidiaries       Subsidiary       Eliminations        Consolidated
                                             -------------    --------------    -------------    --------------    -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                 $     2,541      $     87,116      $     15,015        $         --     $   104,672
   Short term investments                          1,300                --                --                  --           1,300
   Restricted cash                                51,687                --                --                  --          51,687
   Customer accounts receivable, net                  --            42,740                --                  --          42,740
   Receivable from Sprint                             --             9,137                --                  --           9,137
   Interest receivable                             2,393                --                --                  --           2,393
   Intercompany receivable                       109,140                --                --            (109,140)             --
   Inventory                                          --             4,802                --                  --           4,802
   Investment in subsidiary                      975,523                --                --            (975,523)             --
   Prepaid expenses and other assets                  16             4,733                --                  --           4,749
   Deferred customer acquisition costs                --             5,181                --                  --           5,181
   Deferred tax asset                                 --             8,112                --                  --           8,112
                                             -----------      ------------      ------------        ------------     -----------
       Total current assets                    1,142,600           161,821            15,015          (1,084,663)        234,773

Notes receivable                                      --            35,005                --             (35,005)             --
Property and equipment, net                           --           455,695                --                  --         455,695
Debt issuance costs, net                          22,848            13,806                --                  --          36,654
Restricted cash                                   31,153            11,853                --                  --          43,006
Goodwill, net                                         --           293,353                --                  --         293,353
Intangible assets, net                                --           528,840                --                  --         528,840
Other noncurrent assets                               --             6,087                --                  --           6,087
                                             -----------      ------------      ------------        ------------     -----------
       Total assets                          $ 1,196,601      $  1,506,460      $     15,015        $ (1,119,668)    $ 1,598,408
                                             ===========      ============      ============        =============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                          $        --      $     44,012      $         --        $         --     $    44,012
   Accrued expenses                                  723            28,568                --                  --          29,291
   Payable to Sprint                                  --            16,133                --                  --          16,133
   Interest payable                               20,685             1,438                --                  --          22,123
   Deferred revenue                                   --            15,479                --                  --          15,479
   Intercompany payable                               --            94,451            14,689            (109,140)             --
   Current installments of capital leases             --               596                --                  --             596
                                             -----------      ------------      ------------        ------------     -----------

       Total current liabilities                  21,408           200,677            14,689            (109,140)        127,634

Capital lease obligations                             --             1,983                --                  --           1,983
Other noncurrent liabilities                          --            42,501                --             (35,005)          7,496
Senior secured debt                                   --           187,162                --                  --         187,162
12 7/8% senior discounts notes                   237,207                --                --                  --         237,207
12 1/2% senior notes                             250,000                --                --                  --         250,000
13 5/8% senior notes                             150,000                --                --                  --         150,000
Deferred tax liability                                --            98,940                --                  --          98,940
                                             -----------      ------------      ------------        ------------     -----------
       Total liabilities                         658,615           531,263            14,689            (144,145)      1,060,422
                                             -----------      ------------      ------------        ------------     -----------

Stockholder's Equity:
   Preferred stock                                    --                --                --                  --              --
   Common stock                                       --               485                --                (485)             --
   Additional paid-in capital                    800,293         1,161,685            (4,000)         (1,157,685)        800,293
   Accumulated (deficit) earnings               (261,371)         (186,037)            4,326             181,711        (261,371)
   Accumulated other comprehensive
     income, net of tax                             (936)             (936)               --                 936            (936)
                                             -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity                537,986           975,197               326            (975,523)        537,986
                                             -----------      ------------      ------------        ------------     -----------
       Total liabilities and
          stockholder's equity               $ 1,196,601      $  1,506,460      $     15,015        $ (1,119,668)    $ 1,598,408
                                             ===========      ============      ============        ============     ===========

                             ALAMOSA (DELAWARE), INC

20.  GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                 Guarantor         Non-Guarantor
                                                 Issuer        Subsidiaries         Subsidiary        Eliminations   Consolidated
                                             ------------      -----------         ------------      -----------    ------------
Revenues:
       Subscriber revenues                   $         --      $   231,145         $         --      $        --    $    231,145
       Roaming revenues                                --           99,213                   --               --          99,213
                                             ------------      -----------         ------------      -----------    ------------
         Service revenues                              --          330,358                   --               --         330,358
       Product sales                                   --           26,781                   --               --          26,781
                                             ------------      -----------         ------------      -----------    ------------
         Total revenue                                 --          357,139                   --               --         357,139

Costs and expenses:
       Cost of services and operations                 --          237,843                   --               --         237,843
       Cost of products sold                           --           53,911                   --               --          53,911
       Selling and marketing                           --          110,052                   --               --         110,052
       General and administrative expenses            795           13,046                   12               --          13,853
       Depreciation and amortization                  --            94,722                   --               --          94,722
       Non-cash compensation                          --              (916)                  --               --            (916)
                                             -----------       -----------         ------------      -----------    ------------
         Loss from operations                       (795)         (151,519)                 (12)              --        (152,326)
Equity in loss of subsidiaries                   (85,128)               --                   --           85,128              --
Interest and other income                          3,797             5,435                2,432               --          11,664
Interest expense                                 (65,297)          (16,433)                  --               --         (81,730)
                                             -----------       -----------         ------------      -----------    ------------

       Net income (loss)before
         income tax benefit and
         extraordinary item                     (147,423)         (162,517)               2,420           85,128        (222,392)
Income tax benefit                                    --            78,472                   --               --          78,472
                                             -----------       -----------         ------------      -----------    ------------

       Net income (loss) before
         extraordinary item                     (147,423)          (84,045)               2,420           85,128        (143,920)

       Loss on debt  extinguishment, net
         of tax                                       --            (3,503)                  --               --          (3,503)
                                             -----------       -----------         ------------      -----------    ------------

       Net income (loss)                     $  (147,423)      $   (87,548)        $      2,420      $    85,128    $   (147,423)
                                             ===========       ===========         ============      ===========    ============

                             ALAMOSA (DELAWARE), INC

20.  GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                       Guarantor      Non-Guarantor
                                                        Issuer        Subsidiaries     Subsidiary     Eliminations    Consolidated
                                                    --------------   ---------------  -------------  ---------------  ------------
Cash flows from operating activities:
Net income (loss)                                   $   (147,423)   $   (87,548)     $     2,420     $    85,128      $   (147,423)
Adjustments  to reconcile  net income (loss) to
   net cash provided by (used  in) operating
   activities:
   Equity in loss of subsidiaries                         85,128             --               --         (85,128)               --
   Non-cash compensation expense                              --           (916)              --              --              (916)
   Provision for bad debt                                     --         17,490               --              --            17,490
   Depreciation and amortization of property
       and equipment                                          --         45,963               --              --            45,963
   Amortization of goodwill and intangibles                   --         48,759               --              --            48,759
   Amortization of financing costs included in
       interest expense                                    1,529          1,745               --              --             3,274
   Amortization of discounted interest                       165             --               --              --               165
   Loss on debt extinguishment, net                           --          3,503               --              --             3,503
   Deferred tax benefit                                       --        (78,472)              --              --           (78,472)
   Interest accreted on discount note                     27,927             --               --              --            27,927
   Loss from asset disposition                                --            102               --              --               102
   (Increase) decrease in, net of effects
      from acquisitions:
      Receivables                                             --        (48,795)             900              --           (47,895)
      Inventory                                               --          1,275               --              --             1,275
      Prepaid expenses and other assets                      926         (8,724)           1,046              --            (6,752)
   Increase (decrease) in, net of effects
      from acquisitions:
      Accounts payable and accrued expenses               20,845         (1,459)             (39)             --            19,347
                                                    ------------    -----------      -----------     -----------      ------------
      Net cash provided by (used in) operating
      activities                                         (10,903)      (107,077)           4,327              --          (113,653)
                                                    ------------    -----------      -----------     -----------      ------------

Cash flows from investing activities:

   Purchases of property and equipment                        --       (143,731)              --              --          (143,731)
   Intercompany receivable                               (96,907)        98,790           (1,883)             --                --
   Equity investment in subsidiary                      (302,777)            --           (4,000)        306,777                --
   Equity investment from parent                              --        306,777               --        (306,777)               --
   Repayment (issuance) of notes receivable                   --             --           11,860              --            11,860
   Acquisition related costs                                  --        (37,617)              --              --           (37,617)
   Net change in short term investments                      300             --               --              --               300
                                                    ------------    -----------      -----------     -----------      ------------
      Net cash provided by (used in) investing
      activities                                        (399,384)       224,219            5,977              --          (169,188)
                                                    ------------    -----------      -----------     -----------      ------------

Cash flows from financing activities:
   Proceeds from issuance of senior notes                384,046             --               --              --           384,046
   Capital contributions                                      --          9,665               --              --             9,665
   Borrowings under senior secured debt                       --        253,000               --              --           253,000
   Repayments of borrowings under senior
         secured debt                                         --       (289,421)              --              --          (289,421)
   Debt issuance cost                                     (2,381)       (14,122)              --              --           (16,503)
   Payments on capital leases                                 --           (349)              --              --              (349)
   Change in restricted cash                             (82,840)       (11,853)              --              --           (94,693)
                                                    ------------    -----------      -----------     -----------      ------------
      Net cash provided by (used in) financing
      activities                                         298,825        (53,080)              --              --           245,745
                                                    ------------    -----------      -----------     -----------      ------------

      Net increase (decrease) in cash and
      cash equivalents                                  (111,462)        64,062           10,304              --           (37,096)
Cash and cash equivalents at beginning of period         114,003         23,054            4,711              --           141,768
                                                    ------------    -----------      -----------     -----------      ------------

Cash and cash equivalents at end of period          $      2,541    $    87,116      $    15,015     $        --      $    104,672
                                                    ============    ===========      ===========     ===========      ============

                             ALAMOSA (DELAWARE), INC

20.  GUARANTOR FINANCIAL STATEMENTS (CONTINUED)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                    Non-
                                                                 Guarantor        Guarantor
                                                 Issuer        Subsidiaries       Subsidiary         Eliminations     Consolidated
                                              -----------      ------------      ------------        ------------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents                  $   114,003      $     23,054      $      4,711        $         --     $   141,768
   Short term investments                           1,600                --                --                  --           1,600
   Customer accounts receivable, net                   --            11,093                --                  --          11,093
   Receivable from Sprint                              --             1,554                --                  --           1,554
   Interest receivable                                 --                --             1,046                  --           1,046
   Intercompany receivable                         47,239             4,338                --             (51,577)             --
   Inventory                                           --             2,753                --                  --           2,753
   Investment in subsidiary                       168,857                --                --            (168,857)             --
   Prepaid expenses and other assets                   17             3,359               900                  --           4,276
   Deferred customer acquisition costs                 --             1,103                --                  --           1,103
                                              -----------      ------------      ------------        ------------     -----------
       Total current assets                       331,716            47,254             6,657            (220,434)        165,193
Notes receivable                                       --                --            46,865                  --          46,865
Property and equipment, net                            --           228,983                --                  --         228,983
Debt issuance costs, net                            6,207             6,901                --                  --          13,108
Other noncurrent assets                             3,319             1,182                --                  --           4,501
                                              -----------      ------------      ------------        ------------     -----------
       Total assets                           $   341,242      $    284,320      $     53,522        $   (220,434)    $   458,650
                                              ===========      ============      ============        =============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                           $        --      $     13,628      $         --        $         --     $    13,628
   Accrued expenses                                   564            35,808                39                  --          36,411
   Payable to Sprint                                   --             8,668                --                  --           8,668
   Interest payable                                    --               219                --                  --             219
   Deferred revenue                                    --             2,712                --                  --           2,712
   Intercompany payable                                --                --            51,577             (51,577)             --
   Current installments of capital leases              --                36                --                  --              36
                                              -----------      ------------      ------------        ------------     -----------
       Total current liabilities                      564            61,071            51,616             (51,577)         61,674

Capital lease obligations                              --             1,039                --                  --           1,039
Other noncurrent liabilities                           --               735                --                  --             735
Senior secured debt                                    --            54,524                --                  --          54,524
12 7/8% senior discounts notes                    209,280                --                --                  --         209,280
                                              -----------      ------------      ------------        ------------     -----------
       Total liabilities                          209,844           117,369            51,616             (51,577)        327,252
                                              -----------      ------------      ------------        ------------     -----------

Stockholder's Equity:
   Preferred stock                                     --                --                --                  --              --
   Common stock                                        --               485                --                (485)             --
   Additional paid-in capital                     246,458           266,067                --            (266,067)        246,458
   Accumulated (deficit) earnings                (113,948)          (98,489)            1,906              96,583        (113,948)
   Unearned compensation                           (1,112)           (1,112)               --               1,112          (1,112)
                                              -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity                 131,398           166,951             1,906            (168,857)        131,398
                                              -----------      ------------      ------------        ------------     -----------
       Total liabilities and
          stockholder's equity                $   341,242      $    284,320      $     53,522        $   (220,434)    $   458,650
                                              ===========      ============      ============        ============     ===========

                             ALAMOSA (DELAWARE), INC

20.  GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                 Non-
                                                              Guarantor        Guarantor
                                               Issuer        Subsidiaries     Subsidiary     Eliminations    Consolidated
                                             ------------    ------------     -----------    ------------    -------------
Revenues:
    Subscriber revenues                      $         --    $     56,154     $        --    $         --    $      56,154
    Roaming revenues                                   --          17,346              --              --           17,346
                                             ------------    ------------     -----------    ------------    -------------
       Service revenues                                --          73,500              --              --           73,500
    Product sales                                      --           9,201              --              --            9,201
                                             ------------    ------------     -----------    ------------    -------------
       Total revenue                                   --          82,701              --              --           82,701

Costs and expenses:
    Cost of services and operations                    --          55,701              --              --           55,701
    Cost of products sold                              --          20,524              --              --           20,524
    Selling and marketing                              --          45,407              --              --           45,407
    General and administrative expenses             1,050           8,449              39              --            9,538
    Depreciation and amortization                      --          12,530              --              --           12,530
    Terminated merger and acquisition costs         2,247              --              --              --            2,247
    Non-cash compensation                             --            5,651              --              --            5,651
                                             -----------     ------------     -----------    ------------    -------------
       Loss from operations                       (3,297)         (65,561)            (39)             --          (68,897)
Equity in loss of subsidiaries                   (62,823)              --              --          62,823               --
Interest and other income                          8,488            4,050           1,945              --           14,483
Interest expense                                 (22,557)          (3,218)             --              --          (25,775)
                                             -----------     ------------     -----------    ------------    -------------

    Net income (loss) before income taxes        (80,189)         (64,729)          1,906          62,823          (80,189)

Income taxes                                          --               --              --              --               --
                                             -----------     ------------     -----------    ------------    -------------
    Net income (loss)                        $   (80,189)    $    (64,729)    $     1,906    $     62,823    $     (80,189)
                                             ===========     ============     ===========    ============    =============

                             ALAMOSA (DELAWARE), INC

20.  GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                        Non-
                                                                     Guarantor       Guarantor
                                                       Issuer       Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                    ------------    ------------    -----------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                   $    (80,189)   $    (64,729)   $     1,906    $     62,823    $    (80,189)
Adjustments  to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Equity in loss of subsidiaries                         62,823              --             --         (62,823)             --
   Non-cash compensation expense                              --           5,651             --              --           5,651
   Provision for bad debt                                     --           1,107             --              --           1,107
   Depreciation and amortization of property
       and equipment                                          --          12,530             --              --          12,530
   Amortization of financing costs included in
       interest expense                                      373           1,291             --              --           1,664
   Interest accreted on discount note                     22,184             868             --              --          23,052
   Loss from asset disposition                                --              81             --              --              81
   (Increase) decrease in:
      Receivables                                             --         (13,278)          (900)             --         (14,178)
      Inventory                                               --           3,024             --              --           3,024
      Prepaid expenses and other assets                     (179)         (3,071)        (1,046)             --          (4,296)
   Increase in:
      Accounts payable and accrued expenses                  566          21,731             39              --          22,336
                                                    ------------    ------------    -----------    ------------    ------------
      Net cash provided by (used in) operating
      activities                                           5,578         (34,795)            (1)             --         (29,218)
                                                    ------------    ------------    -----------    ------------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                        --        (136,904)            --              --        (136,904)
   Intercompany receivable                               (47,239)         (4,338)        51,577              --              --
   Equity investment in subsidiary                      (214,590)             --             --         214,590              --
   Equity investment from parent                              --         214,590             --        (214,590)             --
   Issuance of notes receivable                               --              --        (46,865)             --         (46,865)
   Acquisition related costs                              (3,156)             --             --              --          (3,156)
   Net change in short term investments                   (1,600)             --             --              --          (1,600)
   Repayment of note receivable from officer                  --             100             --              --             100
   Purchase of minority interest in subsidiary                --            (255)            --              --            (255)
                                                    ------------    ------------    -----------    ------------    ------------
      Net cash provided by (used in) investing
         activities                                     (266,585)         73,193          4,712              --        (188,680)
                                                    ------------    ------------    -----------    ------------    ------------
Cash flows from financing activities:
   Equity offering proceeds                              208,589              --             --              --         208,589
   Equity offering costs                                 (14,802)          1,203             --              --         (13,599)
   Proceeds from  issuance of senior discounts notes     187,096              --             --              --         187,096
   Borrowings under senior secured debt                       --          57,758             --              --          57,758
   Repayments of borrowings under senior
         secured debt                                         --         (76,239)            --              --         (76,239)
   Debt issuance cost                                     (6,581)         (4,182)            --              --         (10,763)
   Stock options exercised                                   708              --             --              --             708
   Payments on capital leases                                 --             (31)            --              --             (31)
   Change in restricted cash                                  --             518             --              --             518
   Interest rate cap premiums                                 --             (27)            --              --             (27)
                                                    ------------    ------------    -----------    ------------    ------------
      Net cash provided by (used in) financing
      activities                                         375,010         (21,000)            --              --         354,010
                                                    ------------    ------------    -----------    ------------    ------------

      Net increase in cash and
      cash equivalents                                   114,003          17,398          4,711              --         136,112

Cash and cash equivalents at beginning of period              --           5,656             --              --           5,656
                                                    ------------    ------------    -----------    ------------    ------------

Cash and cash equivalents at end of period          $    114,003    $     23,054    $     4,711    $         --    $    141,768
                                                    ============    ============    ===========    ============    ============

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Alamosa (Delaware), Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2002 appearing in the 2001 Annual Report to the Shareholder of Alamosa (Delaware), Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Dallas, Texas
February 27, 2002

                                   SCHEDULE II
                                   -----------

                            ALAMOSA (DELAWARE), INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                    FOR THE PERIOD DECEMBER 31, 1999 THROUGH
                        DECEMBER 31, 2001 (IN THOUSANDS)

                                                              ADDITIONS     ADDITIONS
                                              BALANCE AT      CHARGED TO    CHARGED TO
                                             BEGINNING OF     COSTS AND       OTHER                         BALANCE AT
         CLASSIFICATION                         PERIOD        EXPENSES       ACCOUNTS       DEDUCTIONS     END OF PERIOD
-------------------------------------------  -------------   ------------  -------------  --------------  ---------------
December 31, 1999
    Allowance for doubtful accounts........    $     --       $   162       $   --          $     --           $  162
    Deferred  tax valuation allowance (2)..          --            --           --                --               --

December 31, 2000
    Allowance for doubtful accounts........    $    162       $ 1,341       $   --          $     --           $1,503
    Deferred tax valuation allowance ......          --        26,985           --                --           26,985

December 31, 2001
    Allowance for doubtful accounts........    $  1,503       $17,490       $  1,213(1)      $(14,314)         $5,892
    Deferred tax valuation allowance ......      26,985            --          2,313(3)       (29,298)(4)          --

     This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in this annual report on Form 10-K.

(1) For the year ended December 31, 2001, amount represents allowance for doubtful accounts recorded in connection with acquisitions accounted for under the purchase method of accounting.

(2) For the year ended December 31, 1999, the Company was taxed as a partnership such that all tax items were reflected on the individual returns of the partners.

(3) Addition represents increase in valuation allowance due to the increase in the effective tax rate applied to deferred tax items.

(4) This amount represents the reversal of the valuation allowance recorded by the Company against goodwill as a result of the business combinations with Roberts, WOW and Southwest (see Note 12).