Form 10-Q
period 2002-03-31
ALAMOSA DELAWARE INC
filed 2002-05-15
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002.

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

YES [X]  NO [  ]

As of May 13, 2002, approximately 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure pursuant to General Instruction H(2)(b) and H(2)(c).

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                                             PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001................................ 3

           Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, (unaudited).......... 4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001, (unaudited).......... 5

           Notes to the Consolidated Financial Statements................................................................. 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................................29


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................................29

Item 2.    Changes in Securities and Use of Proceeds......................................................................30

Item 3.    Defaults Upon Senior Securities................................................................................30

Item 4.    Submission of Matters to a Vote of Security Holders............................................................30

Item 5.    Other Information..............................................................................................30

Item 6.    Exhibits and Reports on Form 8-K...............................................................................30

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                        MARCH 31, 2002        DECEMBER 31, 2001
                                                      ----------------       ------------------
                                                          (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                           $       77,779        $      104,672
   Short term investments                                       1,300                 1,300
   Restricted cash                                             51,687                51,687
   Customer accounts receivable, net                           45,637                42,740
   Receivable from Sprint                                      10,306                 9,137
   Interest receivable                                            567                 2,393
   Inventory                                                    5,166                 4,802
   Prepaid expenses and other assets                            6,423                 4,749
   Deferred customer acquisition costs                          6,470                 5,181
   Deferred tax asset                                           8,112                 8,112
                                                       --------------        --------------
     Total current assets                                     213,447               234,773

   Property and equipment, net                                457,306               455,695
   Debt issuance costs, net                                    35,517                36,654
   Restricted cash                                             19,770                43,006
   Goodwill                                                   291,635               293,353
   Intangible assets, net                                     518,908               528,840
   Other noncurrent assets                                      6,439                 6,087
                                                       --------------        --------------
     Total assets                                      $    1,543,022        $    1,598,408
                                                       ==============        ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                    $       28,838        $       44,012
   Accrued expenses                                            28,224                29,291
   Payable to Sprint                                           13,305                16,133
   Interest payable                                             9,287                22,123
   Deferred revenue                                            17,840                15,479
   Current installments of capital leases                         724                   596
                                                       --------------        --------------
     Total current liabilities                                 98,218               127,634
                                                       --------------        --------------

Long term liabilities:
   Capital lease obligations                                    2,055                 1,983
   Other noncurrent liabilities                                 7,132                 7,496
   Senior secured debt                                        200,000               187,162
   12 7/8% senior discount notes                              244,753               237,207
   12 1/2% senior notes                                       250,000               250,000
   13 5/8% senior notes                                       150,000               150,000
   Deferred tax liability                                      80,317                98,940
                                                       --------------        --------------
     Total long term liabilities                              934,257               932,788
                                                       --------------        --------------
     Total liabilities                                      1,032,475             1,060,422
                                                       --------------        --------------
Commitments and contingencies                                      --                    --

Stockholder's equity:
   Preferred stock, $.01 par value; 1,000 shares
     authorized; no shares issued                                  --                    --
   Common stock, $.01 par value; 9,000 shares
     authorized, 100 and 100 shares issued and
     outstanding, respectively                                     --                    --
   Additional paid-in capital                                 800,695               800,293
   Accumulated deficit                                       (289,504)             (261,371)
   Accumulated other comprehensive income, net of tax            (644)                 (936)
                                                       --------------        --------------
     Total stockholder's equity                               510,547               537,986
                                                       --------------        --------------
     Total liabilities and stockholder's equity        $    1,543,022        $    1,598,408
                                                       ==============        ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (dollars in thousands, except per share amounts)


                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------------------
                                                                  2002                             2001
                                                            ------------------                ---------------
    Revenues:
       Subscriber revenues                                 $       93,498                     $       30,508
       Roaming revenues                                            26,568                             11,411
                                                           --------------                     --------------
         Total service revenues                                   120,066                             41,919
       Product sales                                                8,321                              3,915
                                                           --------------                     --------------
         Total revenue                                            128,387                             45,834
                                                           --------------                     --------------

    Costs and expenses:
       Cost of service and operations                              78,529                             32,469
       Cost of products sold                                       14,117                              8,033
       Selling and marketing                                       28,897                             18,282
       General and administrative expenses
        (excluding non-cash compensation of $0 and $183,            3,735                              3,723
         respectively)
       Depreciation and amortization                               24,863                             11,936
       Non-cash compensation                                           --                                183
                                                           --------------                     --------------
         Total costs and expenses                                 150,141                             74,626
                                                           --------------                     --------------

           Loss from operations                                   (21,754)                           (28,792)
       Interest and other income                                    1,333                              5,721
       Interest expense                                           (24,854)                           (14,716)
                                                           --------------                     --------------

       Net loss before income tax benefit and
         extraordinary item                                       (45,275)                           (37,787)

    Income tax benefit                                             17,142                             13,858
                                                           --------------                     --------------

       Net loss before extraordinary item                         (28,133)                           (23,929)

    Loss on debt extinguishment, net of tax benefit
       of $0 and $1,969, respectively                                  --                             (3,503)
                                                           --------------                     --------------

       Net loss                                            $      (28,133)                    $      (27,432)
                                                           ==============                     ==============

    Net loss per common share, basic and diluted:
       Net loss before extraordinary item                  $        (0.30)                    $        (0.33)

       Loss on debt extinguishment, net of tax                         --                              (0.05)
                                                           --------------                     --------------

       Net loss                                            $        (0.30)                    $        (0.38)
                                                           ===============                    ==============

    Weighted average common shares outstanding,
       basic and diluted                                       92,832,354                         71,598,745
                                                           ==============                     ==============





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------------
                                                                           2002                       2001
                                                                      ----------------        -------------
     Cash flows from operating activities:
     Net loss                                                         $   (28,133)             $   (27,432)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Non-cash compensation                                                  --                      183
        Provision for bad debts                                             8,200                      200
        Non-cash interest expense on hedge arrangements                      (206)                      --
        Depreciation and amortization of property and                      14,931                    7,299
          equipment
        Amortization of intangible assets                                   9,932                    4,637
        Amortization of financing costs included in                         1,038                      339
          interest expense
        Amortization of discounted interest                                    99                       --
        Loss on debt extinguishment, net of tax                                --                    3,503
        Deferred tax benefit                                              (17,142)                 (13,858)
        Interest accreted on discount notes                                 7,546                    6,657
        Loss from asset disposition                                            66                       --
        (Increase) decrease in, net of effects from
          acquisitions:
          Receivables                                                     (10,440)                  (4,690)
          Inventory                                                          (364)                   1,610
          Prepaid expenses and other assets                                (3,360)                   2,047
        Decrease in, net of effects from acquisitions:
          Accounts payable and accrued expenses                           (14,771)                  (5,273)
                                                                      -----------              -----------

          Net cash used in operating activities                           (32,604)                 (24,778)
                                                                      -----------              -----------

     Cash flows from investing activities:
        Proceeds from sale of assets                                        1,673                       --
        Purchases of property and equipment                               (32,330)                 (34,408)
        Repayment of notes receivable                                          --                   11,860
        Acquisition related costs                                              --                  (37,617)
        Net change in short term investments                                   --                  (32,300)
        Other                                                                  58                       --
                                                                      -----------              -----------

          Net cash used in investing activities                           (30,599)                 (92,465)
                                                                      -----------              -----------

     Cash flows from financing activities:
        Proceeds from issuance of senior notes                                 --                  242,500
        Borrowings under senior secured debt                               12,838                  203,000
        Repayments of borrowings under senior secured debt                     --                 (223,584)
        Debt issuance costs                                                    --                  (12,803)
        Capital contribution from parent                                      401                       --
        Payments on capital leases                                           (165)                      (8)
        Change in restricted cash                                          23,236                  (70,585)
                                                                      -----------              ------------

          Net cash provided by financing activities                        36,310                  138,520
                                                                      -----------              -----------

     Net increase (decrease) in cash and cash equivalents                 (26,893)                  21,277
     Cash and cash equivalents at beginning of period                     104,672                  141,768
                                                                      -----------              -----------

     Cash and cash equivalents at end of period                       $    77,779              $   163,045
                                                                      ===========              ===========

     Supplemental disclosure of non-cash financing and
        investing activities:
        Capitalized lease obligations incurred                        $       365              $        --
        Change in accounts payable for purchases of
          property and equipment                                          (14,415)                     928





               The accompanying notes are an integral part of the
                        consolidated financial statements

                            ALAMOSA (DELAWARE), INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands, except as noted)

1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet as of March 31, 2002, the unaudited consolidated statements of operations for the three months ended March 31, 2002 and 2001, the unaudited consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, and related footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

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

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


3.       LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of common stock.

         As of March 31, 2002, the Company had $77,779 in cash and cash equivalents plus an additional $71,457 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility. Management believes that this $174,236 in cash and available borrowings is sufficient to fund working capital, capital expenditure and debt service requirements through the point where the Company generates free cash flow.

         Management does not anticipate the need to raise additional capital in the foreseeable future. The Company's funding status is dependent on a number of factors influencing projections of operating cash flows including those related to subscriber growth, average revenue per user ("ARPU"), churn and cost per gross addition ("CPGA"). Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and the Company could be in a position that would require it to raise additional capital which may or may not be available on favorable terms.

4. MERGERS WITH ROBERTS WIRELESS COMMUNICATIONS, L.L.C., WASHINGTON OREGON WIRELESS, LLC, AND SOUTHWEST PCS HOLDINGS, INC.

         Alamosa Holdings completed the acquisitions of three Sprint PCS Network Partners during the first quarter of 2001. On February 14, 2001, Alamosa Holdings completed its acquisitions of Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). In connection with the Roberts and WOW acquisitions, the Company entered into a new senior secured credit facility (the "Senior Secured Credit Facility") for up to $280 million. On March 30, 2001, Alamosa Holdings completed its acquisition of Southwest PCS Holdings, Inc. ("Southwest"). In connection with the Southwest acquisition, the Company increased the Senior Secured Credit Facility from $280 million to $333 million. Each of these transactions was accounted for under the purchase method of accounting and the results of the acquired companies are included in these consolidated financial statements from the date of acquisition.

         The merger consideration in the Roberts acquisition consisted of 13.5 million shares of Alamosa Holdings' common stock and approximately $4.0 million in cash. The Company also assumed the net debt of Roberts in the transaction, which amounted to approximately $57 million as of February 14, 2001.

         The merger consideration in the WOW acquisition consisted of 6.05 million shares of Alamosa Holdings' common stock and approximately $12.5 million in cash. The Company also assumed the net debt of WOW in the transaction, which amounted to approximately $31 million as of February 14, 2001.

         The merger consideration in the Southwest acquisition consisted of 11.1 million shares of the Company's common stock and approximately $5.0 million in cash. The Company also assumed the net debt of Southwest in the transaction, which amounted to approximately $81 million as of March 30, 2001.


         The Company obtained independent valuations as of the date of acquisition of Roberts, WOW and Southwest to allocate the purchase price. The results of the allocations are as follows:

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



                                                               ROBERTS          WOW           SOUTHWEST          TOTAL
                                                             ----------      ---------       ------------     -----------
         Consideration:
         Common stock issued                                 $  291,060      $ 130,438       $    123,543     $   545,041
         Stock options granted                                    1,134             --                 --           1,134
         Cash (including merger related costs)                    8,940         15,962             12,715          37,617
                                                             ----------      ---------       ------------     -----------

           Total                                                301,134        146,400            136,258         583,792
                                                             ----------      ---------       ------------     -----------

         Allocated to:
         Current assets                                           4,545          1,969              5,923          12,437
         Property, plant and equipment                           53,506         35,732             36,722         125,960
         Intangible assets (other than goodwill)                258,300        116,400            187,000         561,700
         Liabilities acquired (including deferred taxes)       (185,452)       (85,433)          (152,955)       (423,840)
                                                             ----------      ---------       -------------    -----------

           Goodwill                                          $  170,235      $  77,732       $     59,568     $  307,535
                                                             ==========      =========       ============     ==========

The unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2001 set forth below, presents the results of operations as if the acquisitions had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                 FOR THE THREE MONTHS ENDED
                                                      MARCH 31, 2001
                                                 --------------------------
                                                       (unaudited)

   Total revenues                                  $            64,757
                                                   ===================

   Net loss before income tax benefit
      and extraordinary item                       $           (51,195)
   Income tax benefit                                           13,858
                                                   -------------------

   Net loss before extraordinary item                          (37,337)
   Loss on debt extinguishment, net of tax
      benefit of $1,969                                         (3,503)
                                                   -------------------

   Net loss                                        $           (40,840)
                                                   ===================

   Basic and diluted net loss per share
      before extraordinary item                    $             (0.41)
                                                   ===================

   Basic and diluted net loss per share            $             (0.44)
                                                   ===================

5.       ACCOUNTS RECEIVABLE

         Customer accounts receivable - Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5.5 million and $5.9 million at March 31, 2002 and December 31, 2001, respectively.

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

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


         Receivable from Sprint consists of the following:

                                                   MARCH 31, 2002         DECEMBER 31, 2001
                                                   --------------         -----------------
                                                     (unaudited)

         Net Sprint PCS roaming receivable         $          1,124        $          1,731
         Access revenue receivable                            2,818                   3,252
         Accrued service revenue                              6,364                   4,154
                                                   ----------------        ----------------

                                                   $         10,306        $          9,137
                                                   ================        ================

6.       PROPERTY AND EQUIPMENT

         Property and equipment are stated net of accumulated depreciation of $74.7 million and $60.9 million at March 31, 2002 and December 31, 2001, respectively.

7.       GOODWILL AND INTANGIBLE ASSETS

         In connection with the acquisitions completed during 2001 discussed in
         Note 4, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies. In addition to the identifiable intangibles, goodwill was recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired including identified intangibles.

         The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition or approximately 17.6 years. The value assigned to the subscriber bases acquired is being amortized using the straight-line method over the estimated life of the acquired subscribers or approximately 3 years.

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 amortization of goodwill was no longer recorded.

         SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the Company's goodwill. The Company will perform this testing annually during the third quarter beginning in the third quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


         Goodwill and intangible assets consist of:

                                                             MARCH 31, 2002           DECEMBER 31, 2001
                                                           -----------------          -----------------
                                                              (unaudited)

         Goodwill                                              $  291,635                $  293,353
                                                               ==========                ==========

         Intangible assets:
            Sprint affiliation and other agreements            $  532,200                $  532,200
            Accumulated amortization                              (33,242)                  (25,768)
                                                               ----------                ----------

              Subtotal                                            498,958                   506,432
                                                               ----------                ----------

            Subscriber base acquired                               29,500                    29,500
            Accumulated amortization                               (9,550)                   (7,092)
                                                               ----------                ----------

              Subtotal                                             19,950                    22,408
                                                               ----------                ----------

            Intangible assets, net                             $  518,908                $  528,840
                                                               ==========                ==========


Amortization expense relative to intangible assets was $9,932 for the three months ended March 31, 2002 and will be $30,135 for the remainder of 2002.


Aggregate amortization expense relative to intangible assets for the periods shown is as follows:

               YEAR ENDED DECEMBER 31,
               -----------------------
                         2002                $   40,067
                         2003                    40,067
                         2004                    32,975
                         2005                    30,234
                         2006                    30,234
                      Thereafter                355,263
                                             ----------
                                             $  528,840
                                             ==========

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


         The following tables present net loss before extraordinary item, net loss and the respective per-share amounts as if the provisions of SFAS 142 had been adopted January 1, 2001:

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                -------------------------------------
                                                                   2002                      2001
                                                                ---------                 -------
                                                               (unaudited)               (unaudited)
         Reported net loss before extraordinary item           $  (28,133)               $  (23,929)
         Add back: goodwill amortization                               --                     1,170
                                                               ----------                ----------

         Adjusted net loss before extraordinary item           $  (28,133)               $  (22,759)
                                                               ==========                ==========

         Reported net loss                                     $  (28,133)               $  (27,432)
         Add back: goodwill amortization                               --                     1,170
                                                               ----------                ----------

         Adjusted net loss                                     $  (28,133)               $  (26,262)
                                                               ==========                ==========

         NET LOSS BEFORE EXTRAORDINARY ITEM
          PER COMMON SHARE, BASIC AND DILUTED:

         As reported                                           $    (0.30)               $     (0.33)
         Goodwill amortization                                         --                       0.02
                                                               ----------                -----------

         Adjusted                                              $    (0.30)               $     (0.31)
                                                               ==========                ===========

         NET LOSS PER COMMON SHARE, BASIC AND DILUTED:

         As reported                                           $    (0.30)               $     (0.38)
         Goodwill amortization                                         --                       0.02
                                                               ----------                -----------

         Adjusted                                              $    (0.30)               $     (0.36)
                                                               ==========                ===========


8.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                             MARCH 31, 2002           DECEMBER 31, 2001
                                                           ----------------           -----------------
                                                              (unaudited)
         Senior secured debt                                   $  200,000                $  187,162
         12 7/8% senior discount notes                            244,753                   237,207
         12 1/2% senior notes                                     250,000                   250,000
         13 5/8% senior notes                                     150,000                   150,000
                                                               ----------                ----------
            Total debt                                            844,753                   824,369
         Less current maturities                                       --                        --
                                                               ----------                ----------
         Long-term debt, excluding current maturities          $  844,753                $  824,369
                                                               ==========                ==========

         SENIOR SECURED CREDIT FACILITY

         On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. This credit facility was again amended in August 2001 to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


         amount of up to $25 million. On February 11, 2002, the Company drew the remaining $12,838 on the term portion of the Senior Secured Credit Facility. No advances have been taken on the revolving portion of the Senior Secured Credit Facility.

         Interest on the Senior Secured Credit Facility accrues at the option of the Company at either (i) the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowing. These margins are subject to adjustment under certain conditions.

         Repayment of amounts borrowed under the Senior Secured Credit Facility will begin on May 14, 2004 and payment will be made quarterly thereafter in amounts to be agreed upon by the Company and the lenders.

         NORTEL/EDC CREDIT FACILITY

         On February 14, 2001, the outstanding balance of $54,524 related to the Nortel/EDC Credit Facility, which was originally entered into in 1999, was paid in full plus accrued interest in the amount of $884 with proceeds from the Senior Secured Credit Facility. The Company was refunded $1,377 of the original issuance cost as a result of the early extinguishment. The balance of unamortized cost totaling $5,472 was written off and classified as an extraordinary item (net of an income tax benefit of $1,969) in the quarter ended March 31, 2001.

         12 7/8% SENIOR DISCOUNT NOTES

         On December 23, 1999, Alamosa (Delaware) filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes Offering"). The 12 7/8% Senior Discount Notes Offering was completed on February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximately $6.1 million. The 12 7/8% Senior Discount Notes mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8%, and provides for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the 12 7/8% Senior Discount Notes Offering were used to prepay $75 million of the Nortel credit facility that was in place at the time, to pay costs to build out the system, to fund operating working capital needs and for other general corporate purposes.

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

         Approximately $59 million of the proceeds of the 12 1/2% Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes, and the balance was used for general corporate purposes of Alamosa (Delaware), including, accelerating coverage within the existing territories of the Company; the build-out of additional areas within its existing territories; expanding its existing territories; and pursuing additional telecommunications business opportunities or acquiring other telecommunications businesses or assets.

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


         13 5/8% SENIOR NOTES

         On August 15, 2001, Alamosa (Delaware) issued $150 million face amount of Senior Notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011), and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes were approximately $141.5 million, after deducting the discounts and commissions to the initial purchasers and estimated offering expenses.

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

9.       INCOME TAXES

         The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from the Roberts, WOW and Southwest mergers.

10.      HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         The Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities" on January 1, 2001. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Approximately $527 in cash settlements under derivative instruments classified as hedges is included in interest expense for the quarter ended March 31, 2002.

         As of March 31, 2002, the Company has recorded $1,545 in "other noncurrent liabilities" relative to the fair value of derivative instruments including $1,045 representing derivative instruments that qualify for hedge accounting under SFAS No. 133. In addition, the Company has recorded $61 in "other noncurrent assets" at March 31, 2002 related to the fair value of derivative instruments. During the quarters ended March 31, 2002 and 2001, the Company recognized gains of $292 and $15 (net of income taxes of $179 and $8), respectively, in other comprehensive income, with appears as a separate component of Stockholder's Equity as "Accumulated other comprehensive loss," as illustrated below:

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                  --------------------------------------------
                                                                        2002                      2001
                                                                  ----------------          ----------------
                                                                    (unaudited)                (unaudited)
        Net loss                                                  $        (28,133)         $        (27,432)
        Change in fair values of derivative instruments, net                   292                        15
                                                                  ----------------          ----------------

        Comprehensive loss                                        $        (27,841)         $        (27,417)
                                                                  ================          ================


11.      COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT AGREEMENTS - On October 14, 1998, the then Board of Members of the Company approved an Incentive Ownership Plan. The plan consisted of 3,500 units comprised of 1,200 Series 8, 1,150 Series 15 and

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



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

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


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

         On January 23, 2001, Jerry Brantley, President and COO of the Company terminated his employment with the Company at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the chairman of the Company, David
         E. Sharbutt, alleging wrongful termination among other things. The Company believes that there is no basis for Mr. Brantley's claim and intends to vigorously defend the lawsuit.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

  12.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 effective January 1, 2002 is not expected to have a material impact on our results of operations, financial position or cash flows.

13.      GUARANTOR FINANCIAL STATEMENTS

         Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Operations, Inc. ("Operations") which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2002
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                Non-Guarantor
                                                                Guarantor        Subsidiary
                                                Issuer        Subsidiaries                       Eliminations        Consolidated
                                             -------------    --------------    -------------    --------------    ---------------
ASSETS
Current Assets:
   Cash and cash equivalents                 $     2,555      $     60,178      $     15,046        $         --     $    77,779
   Short term investments                          1,300                --                --                  --           1,300
   Restricted cash                                51,687                --                --                  --          51,687
   Customer accounts receivable, net                  --            45,637                --                  --          45,637
   Receivable from Sprint                             --            10,306                --                  --          10,306
   Interest receivable                               567                --                --                  --             567
   Intercompany receivable                       109,057                --                --            (109,057)             --
   Inventory                                          --             5,166                --                  --           5,166
   Investment in subsidiary                      968,476                --                --            (968,476)             --
   Prepaid expenses and other assets                  37             6,386                --                  --           6,423
   Deferred customer acquisition costs                --             6,470                --                  --           6,470
   Deferred tax asset                                 --             8,112                --                  --           8,112
                                             -----------      ------------      ------------        ------------     -----------
       Total current assets                    1,133,679           142,255            15,046          (1,077,533)        213,447

Notes receivable                                      --            35,005                --             (35,005)             --
Property and equipment, net                           --           457,306                --                  --         457,306
Debt issuance costs, net                          22,265            13,252                --                  --          35,517
Restricted cash                                    7,842            11,928                --                  --          19,770
Goodwill                                              --           291,635                --                  --         291,635
Intangible assets, net                                --           518,908                --                  --         518,908
Other noncurrent assets                               --             6,439                --                  --           6,439
                                             -----------      ------------      ------------        ------------     -----------
       Total assets                          $ 1,163,786      $  1,476,728      $     15,046        $ (1,112,538)    $ 1,543,022
                                             ===========      ============      ============        =============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                          $        --      $     28,838      $         --        $         --     $    28,838
   Accrued expenses                                  723            27,501                --                  --          28,224
   Payable to Sprint                                  --            13,305                --                  --          13,305
   Interest payable                                7,763             1,524                --                  --           9,287
   Deferred revenue                                   --            17,840                --                  --          17,840
   Intercompany payable                               --            94,368            14,689            (109,057)             --
   Current installments of capital leases             --               724                --                  --             724
                                             -----------      ------------      ------------        ------------     -----------
       Total current liabilities                   8,486           184,100            14,689            (109,057)         98,218

Capital lease obligations                             --             2,055                --                  --           2,055
Other noncurrent liabilities                          --            42,137                --             (35,005)          7,132
Senior secured debt                                   --           200,000                --                  --         200,000
12 7/8% senior discounts notes                   244,753                --                --                  --         244,753
12 1/2% senior notes                             250,000                --                --                  --         250,000
13 5/8% senior notes                             150,000                --                --                  --         150,000
Deferred tax liability                                --            80,317                --                  --          80,317
                                             -----------      ------------      ------------        ------------     -----------
       Total liabilities                         653,239           508,609            14,689            (144,062)      1,032,475
                                             -----------      ------------      ------------        ------------     -----------

Stockholder's Equity:
   Preferred stock                                    --                --                --                  --              --
   Common stock                                       --               485                --                (485)             --
   Additional paid-in capital                    800,695         1,162,085            (4,000)         (1,158,085)        800,695
   Accumulated (deficit) earnings               (289,504)         (193,807)            4,357             189,450        (289,504)
   Accumulated other comprehensive
     income, net of tax                             (644)             (644)               --                 644            (644)
                                             -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity                510,547           968,119               357            (968,476)        510,547
                                             -----------      ------------      ------------        ------------     -----------
       Total liabilities and
          stockholder's equity               $ 1,163,786      $  1,476,728      $     15,046        $ (1,112,538)    $ 1,543,022
                                             ===========      ============      ============        ============     ===========

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  Guarantor       Non-Guarantor
                                                 Issuer         Subsidiaries       Subsidiary      Eliminations      Consolidated
                                             ---------------    --------------    -------------    -------------    ----------------
Revenues:
       Subscriber revenues                   $         --       $    93,498        $         --      $        --       $     93,498
       Roaming revenues                                --            26,568                  --               --             26,568
                                             ------------       -----------        ------------      -----------       ------------
         Total service revenues                        --           120,066                  --               --            120,066
       Product sales                                   --             8,321                  --               --              8,321
                                             ------------       -----------        ------------      -----------       ------------
         Total revenue                                 --           128,387                  --               --            128,387

Costs and expenses:
       Cost of services and                            --            78,529                  --               --             78,529
         operations
       Cost of products sold                           --            14,117                  --               --             14,117
       Selling and marketing                           --            28,897                  --               --             28,897
       General and administrative                     63              3,672                  --               --              3,735
         expenses
       Depreciation and amortization                  --             24,863                  --               --             24,863
                                             -----------        -----------        ------------      -----------       ------------
         Loss from operations                        (63)           (21,691)                 --               --            (21,754)
Equity in loss of subsidiaries                    (7,739)                --                  --            7,739                 --
Interest and other income                            722                580                  31               --              1,333
Interest expense                                 (21,053)            (3,801)                 --               --            (24,854)
                                             ------------       -----------        ------------      -----------       ------------
       Net income (loss) before
         income tax benefit                      (28,133)           (24,912)                 31            7,739            (45,275)
Income tax benefit                                    --             17,142                  --               --             17,142
                                             -----------        -----------        ------------      -----------       ------------
       Net income (loss)                     $   (28,133)       $    (7,770)       $         31      $     7,739       $    (28,133)
                                             ===========        ===========        ============      ===========       ============

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



13.    GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       Guarantor     Non-Guarantor
                                                        Issuer        Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                    ---------------  --------------  -------------  -------------   --------------
Cash flows from operating activities:
Net income (loss)                                   $    (28,133)     $  (7,770)      $      31       $   7,739       $ (28,133)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Equity in loss of subsidiaries                          7,739             --              --          (7,739)             --
   Provision for bad debt                                     --          8,200              --              --           8,200
   Non-cash interest expense on hedge                         --           (206)             --              --            (206)
       arrangements
   Depreciation and amortization of property
       and equipment                                          --         14,931              --              --          14,931
   Amortization of intangible assets                          --          9,932              --              --           9,932
   Amortization of financing costs included in
       interest expense                                      486            552              --              --           1,038
   Amortization of discounted interest                        99             --              --              --              99
   Deferred tax benefit                                       --        (17,142)             --              --         (17,142)
   Interest accreted on discount note                      7,546             --              --              --           7,546
   Loss from asset disposition                                --             66              --              --              66
   (Increase) decrease in:
      Receivables                                          1,825        (12,265)             --              --         (10,440)
      Inventory                                               --           (364)             --              --            (364)
      Prepaid expenses and other assets                      (21)        (3,339)             --              --          (3,360)
   Increase (decrease) in:
      Accounts payable and accrued expenses              (12,922)        (1,849)             --              --         (14,771)
                                                    ------------    -----------     -----------     -----------    ------------
      Net cash provided by (used in) operating
      Activities                                         (23,381)        (9,254)             31              --         (32,604)
                                                    ------------    -----------     -----------     -----------    ------------

Cash flows from investing activities:
   Proceeds from sale of assets                               --          1,673              --              --           1,673
   Purchases of property and equipment                        --        (32,330)             --              --         (32,330)
   Intercompany receivable                                    84            (84)             --              --              --
   Other                                                      --             58              --              --              58
                                                    ------------    -----------     -----------     -----------    ------------
      Net cash provided by investing
      activities                                              84        (30,683)             --              --         (30,599)
                                                    ------------    -----------     -----------     -----------    ------------

Cash flows from financing activities:
   Capital contributions                                      --            401              --              --             401
   Borrowings under senior secured debt                       --         12,838              --              --          12,838
   Payments on capital leases                                 --           (165)             --              --            (165)
   Change in restricted cash                              23,311            (75)             --              --          23,236
                                                    ------------    -----------     -----------     -----------    ------------
      Net cash provided by (used in) financing
      activities                                          23,311         12,999              --              --          36,310
                                                    ------------    -----------     -----------     -----------    ------------

      Net increase (decrease) in cash and
      cash equivalents                                        14        (26,938)             31              --         (26,893)
Cash and cash equivalents at beginning of period           2,541         87,116          15,015              --         104,672
                                                    ------------    -----------     -----------     -----------    ------------
Cash and cash equivalents at end of period          $      2,555    $    60,178     $    15,046     $        --    $     77,779
                                                    ============    ===========     ===========     ===========    ============

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)



                                                                Guarantor       Non-Guarantor
                                                Issuer        Subsidiaries       Subsidiary       Eliminations      Consolidated
                                             -------------    --------------    -------------    --------------    ---------------
ASSETS
Current Assets:
   Cash and cash equivalents                 $     2,541      $     87,116      $     15,015        $         --     $   104,672
   Short term investments                          1,300                --                --                  --           1,300
   Restricted cash                                51,687                --                --                  --          51,687
   Customer accounts receivable, net                  --            42,740                --                  --          42,740
   Receivable from Sprint                             --             9,137                --                  --           9,137
   Interest receivable                             2,393                --                --                  --           2,393
   Intercompany receivable                       109,140                --                --            (109,140)             --
   Inventory                                          --             4,802                --                  --           4,802
   Investment in subsidiary                      975,523                --                --            (975,523)             --
   Prepaid expenses and other assets                  16             4,733                --                  --           4,749
   Deferred customer acquisition costs                --             5,181                --                  --           5,181
   Deferred tax asset                                 --             8,112                --                  --           8,112
                                             -----------      ------------      ------------        ------------     -----------
       Total current assets                    1,142,600           161,821            15,015          (1,084,663)        234,773

Notes receivable                                      --            35,005                --             (35,005)             --
Property and equipment, net                           --           455,695                --                  --         455,695
Debt issuance costs, net                          22,848            13,806                --                  --          36,654
Restricted cash                                   31,153            11,853                --                  --          43,006
Goodwill, net                                         --           293,353                --                  --         293,353
Intangible assets, net                                --           528,840                --                  --         528,840
Other noncurrent assets                               --             6,087                --                  --           6,087
                                             -----------      ------------      ------------        ------------     -----------
       Total assets                          $ 1,196,601      $  1,506,460      $     15,015        $ (1,119,668)    $ 1,598,408
                                             ===========      ============      ============        =============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                          $        --      $     44,012      $         --        $         --     $    44,012
   Accrued expenses                                  723            28,568                --                  --          29,291
   Payable to Sprint                                  --            16,133                --                  --          16,133
   Interest payable                               20,685             1,438                --                  --          22,123
   Deferred revenue                                   --            15,479                --                  --          15,479
   Intercompany payable                               --            94,451            14,689            (109,140)             --
   Current installments of capital leases             --               596                --                  --             596
                                             -----------      ------------      ------------        ------------     -----------
       Total current liabilities                  21,408           200,677            14,689            (109,140)        127,634

Capital lease obligations                             --             1,983                --                  --           1,983
Other noncurrent liabilities                          --            42,501                --             (35,005)          7,496
Senior secured debt                                   --           187,162                --                  --         187,162
12 7/8% senior discounts notes                   237,207                --                --                  --         237,207
12 1/2% senior notes                             250,000                --                --                  --         250,000
13 5/8% senior notes                             150,000                --                --                  --         150,000
Deferred tax liability                                --            98,940                --                  --          98,940
                                             -----------      ------------      ------------        ------------     -----------
       Total liabilities                         658,615           531,263            14,689            (144,145)      1,060,422
                                             -----------      ------------      ------------        ------------     -----------

Stockholder's Equity:
   Preferred stock                                    --                --                --                  --              --
   Common stock                                       --               485                --                (485)             --
   Additional paid-in capital                    800,293         1,161,685            (4,000)         (1,157,685)        800,293
   Accumulated (deficit) earnings               (261,371)         (186,037)            4,326             181,711        (261,371)
   Accumulated other comprehensive
      income, net of tax                            (936)             (936)               --                 936            (936)
                                             -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity                537,986           975,197               326            (975,523)        537,986
                                             -----------      ------------      ------------        ------------     -----------
       Total liabilities and
          stockholder's equity               $ 1,196,601      $  1,506,460      $     15,015        $ (1,119,668)    $ 1,598,408
                                             ===========      ============      ============        ============     ===========


                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  Guarantor        Non-Guarantor
                                                 Issuer         Subsidiaries        Subsidiary      Eliminations   Consolidated
                                             ---------------    --------------     -------------    -------------  ---------------
Revenues:
       Subscriber revenues                   $         --       $    30,508         $         --      $        --    $     30,508
       Roaming revenues                                --            11,411                   --               --          11,411
                                             ------------       -----------         ------------      -----------    ------------

         Total service revenues                        --            41,919                   --               --          41,919
       Product sales                                   --             3,915                   --               --           3,915
                                             ------------       -----------         ------------      -----------    ------------
         Total revenue                                 --            45,834                   --               --          45,834

Costs and expenses:
       Cost of services and                            --            32,469                   --               --          32,469
         operations
       Cost of products sold                           --             8,033                   --               --           8,033
       Selling and marketing                           --            18,282                   --               --          18,282
       General and administrative                    363              3,348                   12               --           3,723
         expenses
       Depreciation and amortization                  --             11,936                   --               --          11,936
       Non-cash compensation                          --                183                   --               --             183
                                             -----------        -----------         ------------      -----------    ------------
         Loss from operations                       (363)           (28,417)                 (12)              --         (28,792)
Equity in loss of subsidiaries                   (16,727)                --                   --           16,727              --
Interest and other income                          1,423              2,178                2,120               --           5,721
Interest expense                                 (11,765)            (2,951)                  --               --         (14,716)
                                             -----------        -----------         ------------      -----------    ------------

       Net income (loss) before
         income tax benefit and
         extraordinary item                      (27,432)           (29,190)               2,108           16,727         (37,787)
Income tax benefit                                    --             13,858                   --               --          13,858
                                             -----------        -----------         ------------      -----------    ------------

       Net income (loss) before
         extraordinary item                      (27,432)           (15,332)               2,108           16,727         (23,929)

       Loss on debt extinguishment,
         net of tax                                   --             (3,503)                  --               --          (3,503)
                                             -----------        -----------         ------------      -----------    ------------

       Net income (loss)                     $   (27,432)       $   (18,835)        $      2,108      $    16,727    $    (27,432)
                                             ===========        ===========         ============      ===========    ============

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



13.    GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                       Guarantor       Non-Guarantor
                                                        Issuer        Subsidiaries      Subsidiary     Eliminations    Consolidated
                                                    -------------    ---------------   -------------  ---------------  ------------
Cash flows from operating activities:
Net income (loss)                                   $    (27,432)      $(18,835)         $  2,108        $ 16,727       $ (27,432)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Equity in loss of subsidiaries                         16,727             --                --         (16,727)             --
   Non-cash compensation expense                             183             --                --              --             183
   Provision for bad debt                                     --            200                --              --             200
   Depreciation and amortization of property
       and equipment                                          --          7,299                --              --           7,299
   Amortization of goodwill and intangibles                   --          4,637                --              --           4,637
   Amortization of financing costs included in
       interest expense                                      250             89                --              --             339
   Loss on debt extinguishment, net                           --          3,503                --              --           3,503
   Deferred tax benefit                                       --        (13,858)               --              --         (13,858)
   Interest accreted on discount note                      6,657             --                --              --           6,657
   (Increase) decrease in, net of effects from
       acquisitions:
      Receivables                                             --         (5,590)              900              --          (4,690)
      Inventory                                               --          1,610                --              --           1,610
      Prepaid expenses and other assets                    2,715         (1,714)            1,046              --           2,047
   Increase (decrease) in, net of effects from
       acquisitions:
      Accounts payable and accrued expenses                7,651        (12,885)              (39)             --          (5,273)
                                                    ------------    -----------       -----------     -----------    ------------
      Net cash provided by (used in) operating
      activities                                           6,751        (35,544)            4,015              --         (24,778)
                                                    ------------    -----------       -----------     -----------    ------------

Cash flows from investing activities:
   Purchases of property and equipment                        --        (34,408)               --              --         (34,408)
   Intercompany receivable                                 1,662            217            (1,879)             --              --
   Equity investment in subsidiary                      (302,960)            --            (4,000)        306,960              --
   Equity investment from parent                              --        306,960                --        (306,960)             --
   Repayment of notes receivable                              --             --            11,860              --          11,860
   Acquisition related costs                                  --        (37,617)               --              --         (37,617)
   Net change in short term investments                    1,600        (33,900)               --              --         (32,300)
                                                    ------------    -----------       -----------     -----------    ------------
      Net cash provided by (used in) investing
         activities                                     (299,698)       201,252             5,981              --         (92,465)
                                                    ------------    -----------       -----------     -----------    ------------

Cash flows from financing activities:
   Proceeds from issuance of senior notes                242,500             --                --              --         242,500
   Borrowings under senior secured debt                       --        203,000                --              --         203,000
   Repayments of borrowings under senior
         secured debt                                         --       (223,584)               --              --        (223,584)
   Debt issuance cost                                       (661)       (12,142)               --              --         (12,803)
   Payments on capital leases                                 --             (8)               --              --              (8)
   Change in restricted cash                             (59,069)       (11,516)               --              --         (70,585)
                                                    ------------    -----------       -----------     -----------    ------------
      Net cash provided by financing
      Activities                                         182,770        (44,250)               --              --         138,520
                                                    ------------    -----------       -----------     -----------    ------------
      Net increase (decrease) in cash and
      cash equivalents                                  (110,177)       121,458             9,996              --          21,277
Cash and cash equivalents at beginning of period         114,003         23,054             4,711              --         141,768
                                                    ------------    -----------       -----------     -----------    ------------
Cash and cash equivalents at end of period          $      3,826    $   144,512       $    14,707     $        --    $    163,045
                                                    ============    ===========       ===========     ===========    ============

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

         A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors: our dependence on our affiliation with Sprint, shifts in populations or network focus; changes or advances in technology; changes in Sprint's national service plans or fee structure with us; change in population; difficulties in network construction; increased competition in our markets; failure to consummate anticipated acquisitions or financings; and adverse changes in financial position, condition or results of operations. For a detailed discussion of these and other cautionary statements and factors that could cause actual results to differ from our forward-looking statements, please refer to our filings with the Securities and Exchange Commission, "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" of our Form 10-K for the year ended December 31, 2001.

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

GENERAL

         Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of Sprint's PCS network. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At March 31, 2002, we have approximately 551,000 subscribers. As of March 31, 2002, our accumulated deficit is $289.5 million and we have spent a cumulative total of approximately $599 million in capital expenditures (including that spent by Roberts, WOW and Southwest prior to our acquisition) in connection with constructing our portion of Sprint's PCS network and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as our subscriber base increases.

         On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of Roberts, WOW and Southwest bringing our total licensed POPs to approximately 15.8 million at March 31, 2002.

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

         We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and

Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, we had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 amortization of goodwill was no longer recorded.

         SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of our goodwill. We will perform this testing annually during the third quarter beginning in the third quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise approximately 82 percent of our total assets. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We carefully monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment. See our discussion of recently issued accounting pronouncements within this document for additional information as to the impact of such pronouncements as they pertain to long-lived assets.

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

         Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001, a significant deferred tax liability was recorded relative to intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. Prior to February 1, 2000, our predecessor operated as a limited liability company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, we became a c-corp for federal income tax purposes and therefore subsequent losses became net operating loss carryforwards to us. We continue to evaluate the likelihood of realizing the benefits of deferred tax items. Should events or circumstances indicate that it is warranted, a valuation allowance will again be established.

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

         The acquisitions of Roberts, WOW and Southwest took place on February 14, February 14, and March 30, 2001, respectively. These acquisitions were accounted for under the purchase method of accounting such that the results of operations for the acquired entities are included in our consolidated operating results only from the date of acquisition. This, coupled with our substantial growth during 2001 in terms of subscribers and network coverage, impacts the comparison of 2002 operating results to those reported in 2001.

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 551,000 at March 31, 2002 compared to approximately 261,000 at March 31, 2001. This growth came as a result of increasing our network coverage from 9.2 million to 11.5 million covered POPs providing additional marketing opportunities. Monthly churn (rate of deactivation of existing subscribers) for the first quarter of 2002 was approximately 3.1 percent compared to approximately 2.5 percent for first quarter of 2001. This increase in churn is a result of higher involuntary deactivations related to lower credit quality customers obtained during 2001 as a result of removing the requirement that these customers pay a deposit ranging from $125 to $200. This deposit requirement was reinstated on February 24, 2002. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Our cost per gross addition ("CPGA") includes handset subsidies, and selling and marketing costs and was approximately $340 per gross addition in the first quarter of 2002 compared to $418 in the first quarter of 2001. This improvement is a result of spreading our fixed marketing costs over a larger number of gross additions.

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

         Subscriber revenues were $93,498 for the three months ended March 31, 2002 compared to $30,508 for the three months ended March 31, 2001. This increase of 206 percent was due to the increase in our subscriber base from approximately 261,000 subscribers at March 31, 2001 to approximately 551,000 subscribers at March 31, 2002. Average revenue per user ("ARPU") before roaming revenue remained relatively stable in the first quarter of 2002 at $59 compared to $60 in the first quarter of 2001.

         Roaming revenue is primarily comprised of revenue from other Sprint PCS subscribers based outside of our territories that roam onto our portion of Sprint's PCS network. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming are identical. This rate was 20 cents per minute during the first quarter of 2001 and declined to 10 cents per minute for the first quarter of 2002. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional cell sites which allowed us to capture this additional roaming traffic. This accounted for the 133 percent increase in roaming revenue to $26,568 in the first quarter of 2002 from $11,411 in the first quarter of 2001.

         PRODUCT SALES - We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset. Product sales revenue for the first quarter of 2002 was $8,321 compared to $3,915 for the first quarter of 2001. This increase of 113 percent is attributable to the increase in the number of activations during the first quarter of 2002 due to the additional markets launched.

         COST OF SERVICE AND OPERATIONS - Cost of service and operations includes the costs of operating our portion of Sprint's PCS network. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $78,529 in the first quarter of 2002 were 142 percent higher than the $32,469 incurred in the first quarter of 2001. This increase in cost is the result of the completion of the build out of our network which drove an increase in the number of subscribers using our network.

         COST OF PRODUCTS SOLD - Cost of products sold includes the cost of handsets and accessories sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Expenses of $14,117 for the first quarter of 2002 were 76 percent higher than the $8,033 incurred in the first quarter of 2001. This increase is attributable to the increase in the number of activations during the first quarter of 2002 due to the additional markets launched.

         SELLING AND MARKETING - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $3,403 and $1,690 in the first quarter of 2002 and the first quarter of 2001, respectively. Total selling and marketing expenses of $28,897 in the first quarter of 2002 was 58 percent higher than the $18,282 incurred in the first quarter of 2001 due to the expansion of our distribution channels resulting from the additional markets launched during 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses include corporate costs and expenses such as our corporate finance and sales and marketing organizations. General and administrative expenses of $3,735 in the first quarter of 2002 were consistent with the $3,723 incurred in the first quarter of 2001.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property, plant and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $14,931 in the first quarter of 2002 as compared to $7,299 in the first quarter of 2001. This increase of 105 percent is due to the increase in depreciable costs as a result of our capital expenditures.

         Amortization expense of $9,932 in the first quarter of 2002 relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired in connection with each of the three acquisitions. Amortization expense in the first quarter of 2001 was $4,637 which included $1,170 in amortization of goodwill recorded in connection with the acquisitions of Roberts and WOW. We adopted the provisions of statement of SFAS No. 142 on January 1, 2002 as discussed in "Critical Accounting Policies" which resulted in no amortization of goodwill being recorded in the first quarter of 2002.

         NON-CASH COMPENSATION - Non-cash compensation expense related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense relative to these options was $183 in the first quarter of 2001. No non-cash compensation expense was recorded in the first quarter of 2002 as all options that had originally been granted with exercise prices below then current market prices had been forfeited by the holders prior to January 1, 2002.

         OPERATING LOSS - Our operating loss for the first quarter of 2002 was $21,754 compared to $28,792 for the first quarter of 2001. This decrease is attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers that generate ARPU that is relatively stable.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $1,333 in the first quarter of 2002 was 77 percent less than the $5,721 earned in the first quarter of 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during the second, third and fourth quarters of 2001 in connection with funding our capital expenditures and net operating cash flow outflow.

         INTEREST EXPENSE - Interest expense for the first quarter of 2002 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $7,546 as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. The increase in total interest expense to $24,854 from $14,716 in the first quarter of 2001 is due to the increased level of debt after the two issuances of senior notes in 2001 and the increased level of advances under senior secured borrowings.

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

INCOME TAXES

         We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of start-up costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the mergers completed in the first quarter of 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired particularly due to the intangible assets recorded in connection with the acquisitions.

         The reversal of the timing differences which gave rise to these deferred tax liabilities will allow us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance with a corresponding reduction to goodwill during the first quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a net deferred tax benefit in our consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES - Operating cash flows were negative $32,604 in the first quarter of 2002 and negative $24,778 in the first quarter of 2001. The decrease in operating cash flows of $7,826 is primarily related to changes in working capital offset by a decrease in net loss before non-cash items of $14,803.

         INVESTING ACTIVITIES - Our investing cash flows were a negative $30,599 in the first quarter of 2002 compared to a negative $92,465 in the first quarter of 2001. Our cash capital expenditures for the first quarter of 2002 totaled $32,330 while our cash capital expenditures for the first quarter of 2001 totaled $34,408. In the first quarter of 2001, we also incurred $37,617 in acquisition related costs relative to the acquisitions of Roberts, WOW and Southwest. We also purchased $32,300 in short term investments in the first quarter of 2001.

         FINANCING ACTIVITIES - Our financing cash flows decreased in the first quarter of 2002 to $36,310 from $138,520 in the first quarter of 2001. In the first quarter of 2002 we received $12,838 in proceeds representing the remaining borrowings under the term portion of our Senior Secured Credit Facility as well as $23,236 in restricted cash which was used to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes. In the first quarter of 2001, we received $242,500 in net proceeds from the offering of our 12 1/2% Senior Notes offset by repayment of secured debt net of borrowings of $20,584, debt issuance costs of $12,803 and $70,585 in funds placed into escrow to secure debt service requirements.

CAPITAL REQUIREMENTS

         Our capital expenditure requirements for 2002 are expected to be approximately $85 million which includes upgrading our portion of Sprint's PCS network to 1XRTT. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is expected to continue to be positive for the remainder of 2002 as we continue to realize the benefits of the subscriber growth that we have experienced over the past two years. We expect to be free cash flow positive (EBITDA less capital expenditures and cash interest expense) for the first time in 2003 and believe we are fully funded to that point as discussed below.

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

         On February 8, 2000, we issued $350 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes"). The 12 7/8% Senior Discount Notes mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

         On January 31, 2001, we issued $250 million face amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001.

         On February 14, 2001, we entered into a $280 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; Export Development Corporation ("EDC") as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the Roberts and WOW mergers. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the Roberts and WOW mergers, (ii) to refinance existing indebtedness under our credit facility with EDC and under Roberts' and WOW's existing credit facilities, and (iii) to pay transaction costs. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs. This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of Southwest and was again amended in August 2001 to reduce the maximum borrowing to $225 million of which $200 million is outstanding as of March 31, 2002. The terms of this credit facility contain numerous financial and other covenants the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact to us.

         On August 15, 2001, we issued $150 million face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011), carry a coupon rate of 13 5/8%, payable semiannually on February 15 and August 15, beginning on February 15, 2002. The Senior Secured Credit Facility was amended simultaneously with the closing of the 13 5/8% Senior Notes offering to, among other things, permit the 13 5/8% Senior Notes offering, reduce the amount of the Senior Secured Credit Facility to $225 million and modify the financial covenants.

         On November 13, 2001, Alamosa Holdings completed an underwritten secondary offering of common stock pursuant to which certain of their stockholders sold an aggregate of 4,800,000 shares at a public offering price of $14.75 per share. Alamosa Holdings did not receive any proceeds from the sale of these shares, however the underwriters were granted an option to purchase up to 720,000 additional shares of common stock to cover over-allotments. This option was exercised on November 16, 2001 and we received net proceeds from the sale of these shares after offering costs of approximately $9.1 million which will be used for general corporate purposes.

         As of March 31, 2002, we had $77,779 in cash and cash equivalents plus an additional $71,457 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of our Senior Secured Credit Facility. We believe that this $174,236 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through 2003, when we expect to generate positive free cash flow.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 effective January 1, 2002 is not expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 23, 2001, Jerry Brantley, our former President and COO terminated his employment with us at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against us and our chairman, David E. Sharbutt, alleging wrongful termination among other things. We believe that there is no basis for Mr. Brantley's claim and intend to vigorously defend the lawsuit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Omitted under the reduced disclosure format pursuant to General Instruction H(2)(b) of Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Omitted under the reduced disclosure format pursuant to General Instruction H(2)(b) of Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Omitted under the reduced disclosure format pursuant to General Instruction H(2)(b) of Form 10-Q.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following set forth those exhibits filed pursuant to Item 601 of Regulation S-K:

         None

         (b) The following sets forth the reports on Form 8-K that have been filed during the quarter for which this report is filed:

         None

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