Form 10-Q
period 2002-06-30
ALAMOSA DELAWARE INC
filed 2002-08-14
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002.

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

YES [X]  NO [  ]
----------------

As of August 14, 2002 approximately 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this form with the reduced disclosure pursuant to General Instructions H(2)(b) and H(2)(c).

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                          -----
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001................................. 3

           Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, (unaudited)... 4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001, (unaudited)............. 5

           Notes to the Consolidated Financial Statements................................................................. 6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......................... 24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................................... 32

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................................. 33

Item 2.    Changes in Securities and Use of Proceeds...................................................................... 33

Item 3.    Defaults Upon Senior Securities................................................................................ 33

Item 4.    Submission of Matters to a Vote of Security Holders............................................................ 33

Item 5.    Other Information.............................................................................................. 33

Item 6.    Exhibits and Reports on Form 8-K............................................................................... 34

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                          JUNE 30, 2002      DECEMBER 31, 2001
                                                                        -----------------    -----------------
                                                                           (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                            $       61,701        $      104,672
   Short term investments                                                        1,300                 1,300
   Restricted cash                                                              50,491                51,687
   Customer accounts receivable, net                                            50,905                42,740
   Receivable from Sprint                                                        7,253                 9,137
   Interest receivable                                                           1,559                 2,393
   Inventory                                                                     4,860                 4,802
   Prepaid expenses and other assets                                             4,784                 4,749
   Deferred customer acquisition costs                                           6,292                 5,181
   Deferred tax asset                                                            8,112                 8,112
                                                                        --------------        --------------

     Total current assets                                                      197,257               234,773

   Property and equipment, net                                                 469,536               455,695
   Debt issuance costs, net                                                     34,376                36,654
   Restricted cash                                                               8,667                43,006
   Goodwill                                                                    291,635               293,353
   Intangible assets, net                                                      508,706               528,840
   Other noncurrent assets                                                       7,280                 6,087
                                                                        --------------        --------------


     Total assets                                                       $    1,517,457        $    1,598,408
                                                                        ==============        ==============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                     $       21,123        $       44,012
   Accrued expenses                                                             27,672                29,291
   Payable to Sprint                                                            19,743                16,133
   Interest payable                                                             22,269                22,123
   Deferred revenue                                                             18,596                15,479
   Current installments of capital leases                                          749                   596
                                                                        --------------        --------------

     Total current liabilities                                                 110,152               127,634
                                                                        --------------        --------------

Long term liabilities:
   Capital lease obligations                                                     1,859                 1,983
   Other noncurrent liabilities                                                  9,163                 7,496
   Senior secured debt                                                         200,000               187,162
   12 7/8% senior discount notes                                               252,539               237,207
   12 1/2% senior notes                                                        250,000               250,000
   13 5/8% senior notes                                                        150,000               150,000
   Deferred tax liability                                                       62,472                98,940
                                                                        --------------        --------------

     Total long term liabilities                                               926,033               932,788
                                                                        --------------        --------------

     Total liabilities                                                       1,036,185             1,060,422
                                                                        --------------        --------------

Commitments and contingencies                                                       --                    --

Stockholder's equity:
   Preferred stock, $.01 par value; 1,000 shares authorized; no
     shares issued                                                                  --                    --
   Common stock, $.01 par value; 9,000 shares authorized,
     100 and 100 shares issued and outstanding, respectively                        --                    --
   Additional paid-in capital                                                  800,696               800,293
   Accumulated deficit                                                        (318,240)             (261,371)
   Accumulated other comprehensive income, net of tax                           (1,184)                 (936)
                                                                        --------------        --------------

     Total stockholder's equity                                                481,272               537,986
                                                                        --------------        --------------


     Total liabilities and stockholder's equity                         $    1,517,457        $    1,598,408
                                                                        ==============        ==============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                        FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                        --------------------------      --------------------------
                                                           2002            2001            2002              2001
                                                        ---------        --------       ---------         --------
Revenues:
   Subscriber revenues                                  $   92,580      $   53,305       $  186,078       $   83,813
   Roaming revenues                                         33,457          24,198           60,025           35,609
                                                        ----------      ----------       ----------       ----------

     Total service revenues                                126,037          77,503          246,103          119,422
   Product sales                                             4,752           6,032           13,073            9,947
                                                        ----------      ----------       ----------       ----------

     Total revenue                                         130,789          83,535          259,176          129,369
                                                        ----------      ----------       ----------       ----------

Costs and expenses:
   Cost of service and operations                           85,289          54,446          163,818           86,915
   Cost of products sold                                     9,113          10,526           23,230           18,559
   Selling and marketing                                    26,960          24,281           55,857           42,563
   General and administrative expenses (excluding
     non-cash compensation of $0 and $0 for the
     three months ended June 30, 2002 and 2001,
     respectively, and $0 and $183 for the six months
     ended June 30, 2002 and 2001, respectively)             3,053           3,351            6,788            7,074
   Depreciation and amortization                            26,344          25,235           51,207           37,171
   Impairment of property and equipment                      1,332              --            1,332               --
   Non-cash compensation                                        --              --               --              183
                                                        ----------      ----------       ----------       ----------

     Total costs and expenses                              152,091         117,839          302,232          192,465
                                                        ----------      ----------       ----------       ----------

       Loss from operations                                (21,302)        (34,304)         (43,056)         (63,096)
Interest and other income                                      871           2,467            2,204            8,188
Interest expense                                           (25,820)        (19,947)         (50,674)         (34,663)
                                                        ----------      ----------       ----------       ----------

   Net loss before income tax benefit and
     extraordinary item                                    (46,251)        (51,784)         (91,526)         (89,571)

Income tax benefit                                          17,515          17,448           34,657           31,306
                                                        ----------      ----------       ----------       ----------

   Net loss before extraordinary item                      (28,736)        (34,336)         (56,869)         (58,265)

Loss on debt extinguishment, (net of tax benefit
   of $0 and $0 for the three months ended June 30, 2002
   and 2001, respectively, and $0 and $1,969 for the six
   months ended June 30, 2002 and 2001, respectively)           --              --               --           (3,503)
                                                        ----------      ----------       ----------       ----------


   Net loss                                             $  (28,736)     $  (34,336)      $  (56,869)      $  (61,768)
                                                        ==========      ==========       ==========       ==========






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                               -----------------------------------
                                                                     2002                 2001
                                                               ----------------      -------------
     Cash flows from operating activities:
     Net loss                                                 $   (56,869)          $      (61,768)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
        Non-cash compensation                                          --                      183
        Provision for bad debts                                    19,265                      713
        Non-cash interest expense on derivative instruments           113                       --
        Depreciation and amortization of property and
          equipment                                                31,072                   17,971
        Amortization of intangible assets                          20,135                   19,200
        Amortization of financing costs included in
          interest expense                                          2,081                    1,163
        Amortization of discounted interest                           198                       --
        Loss on debt extinguishment, net of tax                        --                    3,503
        Deferred tax benefit                                      (34,657)                 (31,306)
        Interest accreted on discount notes                        15,332                   13,527
        Impairment of property and equipment                        1,332                       --
        (Gain) loss from asset disposition                            (21)                      39
        (Increase) decrease in, net of effects from
           acquisitions:
          Receivables                                             (24,713)                 (15,995)
          Inventory                                                   (58)                   1,652
          Prepaid expenses and other assets                        (2,420)                    (131)
        Increase (decrease) in, net of effects from
         acquisitions:
          Accounts payable and accrued expenses                     4,361                   (9,165)
                                                              -----------           --------------

          Net cash used in operating activities                   (24,849)                 (60,414)
                                                              -----------           --------------

     Cash flows from investing activities:
        Proceeds from sale of assets                                1,673                       --
        Purchases of property and equipment                       (68,291)                 (72,852)
        Repayment of notes receivable                                  --                   11,860
        Acquisition related costs                                      --                  (37,617)
        Net change in short term investments                           --                    1,600
        Other                                                          58                       --
                                                              -----------           --------------

          Net cash used in investing activities                   (66,560)                 (97,009)
                                                              -----------           --------------

     Cash flows from financing activities:
        Proceeds from issuance of senior notes                         --                  242,500
        Borrowings under senior secured debt                       12,838                  203,000
        Repayments of borrowings under senior secured debt             --                 (223,584)
        Debt issuance costs                                            --                  (13,404)
        Capital contribution from parent                              402                        4
        Payments on capital leases                                   (337)                     (42)
        Change in restricted cash                                  35,535                  (70,727)
                                                              -----------           --------------

          Net cash provided by financing activities                48,438                  137,747
                                                              -----------           --------------

     Net decrease in cash and cash equivalents                    (42,971)                 (19,676)
     Cash and cash equivalents at beginning of period             104,672                  141,768
                                                              -----------           --------------


     Cash and cash equivalents at end of period               $    61,701           $      122,092
                                                              ===========           ==============


     Supplemental disclosure of non-cash financing and
      investing activities:
        Capitalized lease obligations incurred                $       365           $           --
        Change in accounts payable for purchases of
          property and equipment                                  (20,759)                  (2,547)




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (dollars in thousands, except as noted)

1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet as of June 30, 2002, the unaudited consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, the unaudited consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, and related footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2001. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002.

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

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


3.       LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of Holdings common stock.

         As of June 30, 2002, the Company had $63,001 in cash and cash equivalents plus an additional $59,158 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility. Management believes that this $147,159 in cash and available borrowings is sufficient to fund working capital, capital expenditure and debt service requirements through the point where the Company generates free cash flow.

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

4. MERGERS WITH ROBERTS WIRELESS COMMUNICATIONS, L.L.C., WASHINGTON OREGON WIRELESS, LLC, AND SOUTHWEST PCS HOLDINGS, INC.

         Alamosa Holdings completed the acquisitions of three Sprint PCS Network Partners during the first quarter of 2001. On February 14, 2001, Alamosa Holdings completed its acquisitions of Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW"). In connection with the Roberts and WOW acquisitions, Alamosa Holdings entered into a new senior secured credit facility (the "Senior Secured Credit Facility") for up to $280 million. On March 30, 2001, Alamosa Holdings completed its acquisition of Southwest PCS Holdings, Inc. ("Southwest"). In connection with the Southwest acquisition, the Company increased the Senior Secured Credit Facility from $280 million to $333 million. Each of these transactions was accounted for under the purchase method of accounting and the results of the acquired companies are included in these consolidated financial statements from the date of acquisition.

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

         The merger consideration in the Southwest acquisition consisted of 11.1 million shares of Alamosa Holdings' common stock and approximately $5.0 million in cash. The Company also assumed the net debt of Southwest in the transaction, which amounted to approximately $81 million as of March 30, 2001.

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
                                                             ==========      =========       ============     ==========

         The unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2001 set forth below, presents the results of operations as if the acquisitions had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                                                              FOR THE SIX MONTHS ENDED
                                                                                                    JUNE 30, 2001
                                                                                                 ------------------
                                                                                                   (UNAUDITED)
         Total revenues                                                                         $           148,292
                                                                                                ===================


         Net loss before income tax benefit
            and extraordinary item                                                              $          (113,306)
         Income tax benefit                                                                                  39,123
                                                                                                -------------------

         Net loss before extraordinary item                                                                 (74,183)
         Loss on debt extinguishment, net of tax
            benefit of $1,969                                                                                (3,503)
                                                                                                -------------------


         Net loss                                                                               $           (77,686)
                                                                                                ===================


5.       ACCOUNTS RECEIVABLE

         Customer accounts receivable - Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $6.3 million and $5.9 million at June 30, 2002 and December 31, 2001, respectively.

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

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



         Receivable from Sprint consists of the following:

                                                                         JUNE 30, 2002       DECEMBER 31, 2001
                                                                      ----------------        ----------------
                                                                         (UNAUDITED)
         Net roaming receivable                                       $          2,758        $          1,731
         Access and interconnect revenue receivable                                486                   3,252
         Accrued service revenue                                                 4,009                   4,154
                                                                      ----------------        ----------------


                                                                      $          7,253        $          9,137
                                                                      ================        ================

6.       PROPERTY AND EQUIPMENT

         Property and equipment are stated net of accumulated depreciation of $91.8 million and $60.9 million at June 30, 2002 and December 31, 2001, respectively.

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

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued.

         SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of the Company's goodwill. The Company will perform this assessment annually during the third quarter beginning in the third quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.









         The annual assessment as of July 31, 2002 will be performed by a nationally recognized appraisal firm and is expected to be completed by the time the quarterly report on Form 10-Q for the quarter ended September 30, 2002 is filed. In performing the evaluation to determine if an impairment exists, the appraisal firm is expected to use information from various sources including, but not limited to, current stock price of Alamosa Holdings, transactions involving similar companies, the business plan prepared by management and current and past operating results of the Company among other information. The estimates used by the appraisal firm may be different from those used by management in the preparation of its business plan or from the current operating results of the Company and those differences may be material. The assessment could be impacted by future events such as, the stock price of Alamosa Holdings, being either higher or remaining at current or lower prices for a significant period of time, transactions announced or completed prior to the completion of the evaluation, regulatory or other developments as well as the actual operating results of the Company.

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



         Goodwill and intangible assets consist of:

                                                             JUNE 30, 2002            DECEMBER 31, 2001
                                                           -----------------          -----------------
                                                              (UNAUDITED)

         Goodwill *                                            $  291,635                $  293,353
                                                               ==========                ==========


         Intangible assets:
            Sprint affiliation and other agreements            $  532,200                $  532,200
            Accumulated amortization                              (40,876)                  (25,768)
                                                               ----------                ----------

              Subtotal                                            491,324                   506,432
                                                               ----------                ----------

            Subscriber base acquired                               29,500                    29,500
            Accumulated amortization                              (12,118)                   (7,092)
                                                               ----------                ----------

              Subtotal                                             17,382                    22,408
                                                               ----------                ----------


            Intangible assets, net                             $  508,706                $  528,840
                                                               ==========                ==========


         * The change in goodwill from December 31, 2001 to June 30, 2002 relates to a purchase price adjustment as no amortization has been recorded upon adoption of SFAS 142.

         Amortization expense relative to intangible assets was $10,203 and $20,135 for the three and six months ended June 30, 2002 and will be $20,284 for the remainder of 2002.

         Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

                                   YEAR ENDED DECEMBER 31,
                                   -----------------------
                                             2002                $   40,419
                                             2003                    40,067
                                             2004                    32,079
                                             2005                    30,234
                                             2006                    30,234
                                          Thereafter                355,807
                                                                 ----------


                                                                 $  528,840
                                                                 ==========

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



         The following tables present net loss before extraordinary item and net loss as if the provisions of SFAS 142 had been adopted January 1, 2001:

                                                 FOR THE THREE MONTHS ENDED JUNE 30,        FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------        ---------------------------------
                                                     2002                    2001               2002                2001
                                                 ----------              ----------        ------------        ---------
                                                 (UNAUDITED)             (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
    Reported net loss before extraordinary       $  (28,736)             $  (34,336)       $  (56,869)         $  (58,265)
      item
    Add back: goodwill amortization                      --                   4,999                --               6,169
                                                 ----------              ----------        ----------          ----------


    Adjusted  net loss before  extraordinary
     item                                        $  (28,736)             $  (29,337)       $  (56,869)         $  (52,096)
                                                 ==========              ==========        ==========          ==========


    Reported net loss                            $  (28,736)             $  (34,336)       $  (56,869)         $  (61,768)
    Add back: goodwill amortization                      --                   4,999                --               6,169
                                                 ----------              ----------        ----------          ----------


    Adjusted net loss                            $  (28,736)             $  (29,337)       $  (56,869)         $  (55,599)
                                                 ==========              ==========        ==========          ==========


8.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                             JUNE 30, 2002            DECEMBER 31, 2001
                                                           -----------------          -----------------
                                                              (UNAUDITED)
         Senior secured debt                                   $  200,000                $  187,162
         12 7/8% senior discount notes                            252,539                   237,207
         12 1/2% senior notes                                     250,000                   250,000
         13 5/8% senior notes                                     150,000                   150,000
                                                               ----------                ----------

            Total debt                                            852,539                   824,369
         Less current maturities                                       --                        --
                                                               ----------                ----------


         Long-term debt, excluding current maturities          $  852,539                $  824,369
                                                               ==========                ==========

         SENIOR SECURED CREDIT FACILITY

         On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower; entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, this credit facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. This credit facility was again amended in August 2001 to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million. On February 11, 2002, the Company drew the remaining $12,838 on the term portion of the Senior Secured Credit Facility. No advances have been taken on the revolving portion of the Senior Secured Credit Facility.

         Interest on the Senior Secured Credit Facility accrues at the option of the Company at either (i) the London Interbank Offered Rate ("LIBOR") adjusted for any statutory reserve, or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. These margins are subject to adjustment under certain conditions.



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

10.      HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         The Company adopted SFAS No. 133, "Accounting for Derivatives and Hedging Activities" on January 1, 2001. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Approximately $532 and $1,059 in cash settlements under derivative instruments classified as hedges is included in interest expense for the three and six months ended June 30, 2002.

         As of June 30, 2002, the Company has recorded $2,700 in "other noncurrent liabilities" relative to the fair value of derivative instruments including $1,915 representing derivative instruments that qualify for hedge accounting under SFAS No. 133. In addition, the Company has recorded $25 in "other noncurrent assets" at June 30, 2002 related to the fair value of derivative instruments. During the six month period ended June 30, 2002, the Company recognized losses of $248 (net of income taxes of $151) in other comprehensive income. During the six month period ended June 30, 2001, the Company recognized gains of $166 (net of income taxes of $93) in other comprehensive income. Other comprehensive income appears as a separate component of Stockholder's Equity as "Accumulated other comprehensive income," as illustrated below:

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                   2002                     2001
                                                                             ----------------         ----------
                                                                               (unaudited)             (unaudited)
        Net loss                                                             $     (56,869)           $    (61,768)
        Change in fair values of derivative instruments,
          net of tax effect of $151 and $93, respectively                             (248)                    166
                                                                             -------------            ------------


        Comprehensive loss                                                   $     (57,117)           $    (61,602)
                                                                             =============            ============

11.      COMMITMENTS AND CONTINGENCIES

         ACCESS REVENUE REFUND - On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that the Company refund approximately $5.4 million in amounts that had been previously paid to the Company by Sprint relative to terminating access fees. Although the Company intends to contest the refund of these amounts, an adjustment was recorded in the second quarter of 2002 to reflect this charge as a reduction of revenue and liability in the consolidated financial statements as of June 30, 2002.

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

         On January 23, 2001, Jerry Brantley, President and COO of the Company, terminated his employment with the Company at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the chairman of the Company, David
         E. Sharbutt, alleging wrongful termination among other things. The Company believes that there is no basis for Mr. Brantley's claim and intends to vigorously defend the lawsuit.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

         NYSE LISTING REQUIREMENTS - Alamosa Holdings is listed on the New York Stock Exchange ("NYSE") and subject to various listing requirements set forth by the NYSE. Based on recent market prices of Alamosa Holdings' common stock, Alamosa Holdings would fall below the requirements to (1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) to maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. Alamosa Holdings fell below these requirements in August 2002. Upon receiving notice from the NYSE and subject to approval by the NYSE, Alamosa Holdings could have 6 months to cure a closing stock price violation and up to 18 months to cure a global market capitalization violation. Alamosa Holdings has not received such notification from the NYSE.

  12.    EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 effective January 1, 2002 will not have a material impact on the Company's results of operations, financial position or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



         extraordinary item shall be reclassified. The adoption of SFAS No. 145 is expected to result in a reclassification of the extinguishment of debt that the Company previously reported in the three-month period ended March 31, 2001.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)




13.      GUARANTOR FINANCIAL STATEMENTS

                                                    CONSOLIDATING BALANCE SHEET
                                                        AS OF JUNE 30, 2002
                                                            (UNAUDITED)

                                                            Guarantor       Non-Guarantor
                                            Issuer        Subsidiaries       Subsidiary      Eliminations        Consolidated
                                         -------------    --------------    -------------    --------------    ------------------
ASSETS
Current Assets:
   Cash and cash equivalents             $     2,569      $     44,058      $     15,074        $         --     $    61,701
   Short term investments                      1,300                --                --                  --           1,300
   Restricted cash                            50,491                --                --                  --          50,491
   Customer accounts receivable, net              --            50,905                --                  --          50,905
   Receivable from Sprint                         --             7,253                --                  --           7,253
   Interest receivable                         1,559                --                --                  --           1,559
   Intercompany receivable                   109,042                --                --            (109,042)             --
   Inventory                                      --             4,860                --                  --           4,860
   Investment in subsidiary                  959,893                --                --            (959,893)             --
   Prepaid expenses and other assets              25             4,759                --                  --           4,784
   Deferred customer acquisition costs            --             6,292                --                  --           6,292
   Deferred tax asset                             --             8,112                --                  --           8,112
                                         -----------      ------------      ------------        ------------     -----------
       Total current assets                1,124,879           126,239            15,074          (1,068,935)        197,257

Notes receivable                                  --            35,005                --             (35,005)             --
Property and equipment, net                       --           469,536                --                  --         469,536
Debt issuance costs, net                      21,675            12,701                --                  --          34,376
Restricted cash                                8,667                --                --                  --           8,667
Goodwill                                          --           291,635                --                  --         291,635
Intangible assets, net                            --           508,706                --                  --         508,706
Other noncurrent assets                           --             7,280                --                  --           7,280
                                         -----------      ------------      ------------        ------------     -----------

       Total assets                      $ 1,155,221      $  1,451,102      $     15,074        $ (1,103,940)    $ 1,517,457
                                         ===========      ============      ============        ============     ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                      $        --      $     21,123      $         --        $         --     $    21,123
   Accrued expenses                              725            26,947                --                  --          27,672
   Payable to Sprint                              --            19,743                --                  --          19,743
   Interest payable                           20,685             1,584                --                  --          22,269
   Deferred revenue                               --            18,596                --                  --          18,596
   Intercompany payable                           --            94,353            14,689            (109,042)             --
   Current installments of capital
      leases                                      --               749                --                  --             749
                                         -----------      ------------      ------------        ------------     -----------
       Total current liabilities              21,410           183,095            14,689            (109,042)        110,152

Capital lease obligations                         --             1,859                --                  --           1,859
Other noncurrent liabilities                      --            44,168                --             (35,005)          9,163
Senior secured debt                               --           200,000                --                  --         200,000
12 7/8% senior discount notes                252,539                --                --                  --         252,539
12 1/2% senior notes                         250,000                --                --                  --         250,000
13 5/8% senior notes                         150,000                --                --                  --         150,000
Deferred tax liability                            --            62,472                --                  --          62,472
                                         -----------      ------------      ------------        ------------     -----------
       Total liabilities                     673,949           491,594            14,689            (144,047)      1,036,185
                                         -----------      ------------      ------------        ------------     -----------

Stockholder's Equity:
   Preferred stock                                --                --                --                  --              --
   Common stock                                   --               485                --                (485)             --
   Additional paid-in capital                800,696         1,162,087            (4,000)         (1,158,087)        800,696
   Accumulated (deficit) earnings           (318,240)         (201,880)            4,385             197,495        (318,240)
   Accumulated other comprehensive
     income, net of tax                       (1,184)           (1,184)               --               1,184          (1,184)
                                         -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity            481,272           959,508               385            (959,893)        481,272
                                         -----------      ------------      ------------        ------------     -----------
       Total liabilities and
         stockholder's equity            $ 1,155,221      $  1,451,102      $     15,074        $ (1,103,940)    $ 1,517,457
                                         ===========      ============      ============        ============     ===========

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)




13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                          Guarantor        Non-Guarantor
                                         Issuer         Subsidiaries        Subsidiary      Eliminations       Consolidated
                                     ---------------    --------------     -------------    -------------     ----------------
 Revenues:
     Subscriber revenues             $        --        $    92,580         $         --      $        --        $     92,580
     Roaming revenues                         --             33,457                   --               --              33,457
                                     ------------       -----------         ------------      -----------        ------------

       Total service revenues                 --            126,037                   --               --             126,037
     Product sales                            --              4,752                   --               --               4,752
                                     ------------       -----------         ------------      -----------        ------------
       Total revenue                          --            130,789                   --               --             130,789

 Costs and expenses:
     Cost of services and operations          --             85,289                   --               --              85,289
     Cost of products sold                    --              9,113                   --               --               9,113
     Selling and marketing                    --             26,960                   --               --              26,960
     General and administrative
       expenses                               28              3,025                   --               --               3,053
     Depreciation and amortization            --             26,344                   --               --              26,344
     Impairment of property and
       equipment                              --              1,332                   --               --               1,332
                                     -----------        -----------         ------------      -----------        ------------
       Loss from operations                  (28)           (21,274)                  --               --             (21,302)
 Equity in loss of subsidiaries           (8,045)                --                   --            8,045                  --
 Interest and other income                   634                209                   28               --                 871
 Interest expenses                       (21,297)            (4,523)                  --               --             (25,820)
                                     -----------        -----------         ------------      -----------        ------------

     Net income (loss) before
       income tax benefit                (28,736)           (25,588)                  28            8,045             (46,251)
 Income tax benefit                           --             17,515                   --               --              17,515
                                     -----------        -----------         ------------      -----------        ------------


     Net income (loss)               $   (28,736)       $    (8,073)        $         28      $     8,045        $    (28,736)
                                     ===========        ===========         ============      ===========        ============

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)


13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                            Guarantor        Non-Guarantor
                                           Issuer         Subsidiaries        Subsidiary      Eliminations       Consolidated
                                       ---------------    --------------     -------------    -------------     ----------------
Revenues:
     Subscriber revenues               $        --        $   186,078         $         --      $        --        $    186,078
     Roaming revenues                           --             60,025                   --               --              60,025
                                       ------------       -----------         ------------      -----------        ------------

       Total service revenues                   --            246,103                   --               --             246,103
     Product sales                              --             13,073                   --               --              13,073
                                       ------------       -----------         ------------      -----------        ------------
       Total revenue                            --            259,176                   --               --             259,176

Costs and expenses:
     Cost of services and operations            --            163,818                   --               --             163,818
     Cost of products sold                      --             23,230                   --               --              23,230
     Selling and marketing                      --             55,857                   --               --              55,857
     General and administrative
       expenses                                 91              6,697                   --               --               6,788
     Depreciation and amortization              --             51,207                   --               --              51,207
     Impairment of property and
        equipment                               --              1,332                   --               --               1,332
                                       -----------        -----------         ------------      -----------        ------------
       Loss from operations                    (91)           (42,965)                  --               --             (43,056)
Equity in loss of subsidiaries             (15,784)                --                   --           15,784                  --
Interest and other income                    1,356                789                   59               --               2,204
Interest expense                           (42,350)            (8,324)                  --               --             (50,674)
                                       ------------       -----------         ------------      -----------        ------------

     Net income (loss) before
       income tax Benefit                  (56,869)           (50,500)                  59           15,784             (91,526)
Income tax benefit                              --             34,657                   --               --              34,657
                                       -----------        -----------         ------------      -----------        ------------


     Net income (loss)                 $   (56,869)       $   (15,843)        $         59      $    15,784        $    (56,869)
                                       ===========        ===========         ============      ===========        ============

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                                         Guarantor        Non-Guarantor
                                                        Issuer          Subsidiaries       Subsidiary
                                                    --------------     ---------------    -------------
Cash flows from operating activities:
Net income (loss)                                   $    (56,869)     $   (15,843)       $        59
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Equity in loss of subsidiaries                         15,784               --                 --
   Provision for bad debt                                     --           19,265                 --
   Non-cash interest expense on hedge
     arrangements                                             --              113                 --
   Depreciation and amortization of property
       and equipment                                          --           31,072                 --
   Amortization of intangible assets                          --           20,135                 --
   Amortization of financing costs included in
       interest expense                                      977            1,104                 --
   Amortization of discounted interest                       198               --                 --
   Deferred tax benefit                                       --          (34,657)                --
   Interest accreted on discount note                     15,332               --                 --
   Impairment of property and equipment                       --            1,332                 --
   Gain from asset disposition                                --              (21)                --
   (Increase) decrease in:
      Receivables                                            833          (25,546)                --
      Inventory                                               --              (58)                --
      Prepaid expenses and other assets                       (9)          (2,411)                --
   Increase (decrease) in:
      Accounts payable and accrued expenses                    2            4,359                 --
                                                    ------------      -----------        -----------
      Net cash provided by (used in) operating
      activities                                         (23,752)          (1,156)                59
                                                    ------------      -----------        -----------

Cash flows from investing activities:
   Proceeds from sale of assets                               --            1,673                 --
   Purchases of property and equipment                        --          (68,291)                --
   Intercompany receivable                                    99              (99)                --
   Other                                                      --               58                 --
                                                    ------------      -----------        -----------
      Net cash provided by (used in)
        investing activities                                  99          (66,659)                --
                                                    ------------      -----------        -----------

Cash flows from financing activities:
   Capital contributions                                      --              402                 --
   Borrowings under senior secured debt                       --           12,838                 --
   Payments on capital leases                                 --             (337)                --
   Change in restricted cash                              23,681           11,854                 --
                                                    ------------      -----------        -----------
      Net cash provided by financing activities           23,681           24,757                 --
                                                    ------------      -----------        -----------

      Net increase (decrease) in cash and
      cash equivalents                                        28          (43,058)                59
Cash and cash equivalents at beginning of
   period                                                  2,541           87,116             15,015
                                                    ------------      -----------        -----------

Cash and cash equivalents at end of period          $      2,569      $    44,058        $    15,074
                                                    ============      ===========        ===========



                                                        Eliminations      Consolidated
                                                       ---------------    ------------
Cash flows from operating activities:
Net income (loss)                                      $    15,784      $    (56,869)
Adjustments to reconcile net income (loss) to
   net cash provided by (used  in) operating
   activities:
   Equity in loss of subsidiaries                          (15,784)               --
   Provision for bad debt                                       --            19,265
   Non-cash interest expense on hedge
     arrangements                                               --               113
   Depreciation and amortization of property
       and equipment                                            --            31,072
   Amortization of intangible assets                            --            20,135
   Amortization of financing costs included in
       interest expense                                         --             2,081
   Amortization of discounted interest                          --               198
   Deferred tax benefit                                         --           (34,657)
   Interest accreted on discount note                           --            15,332
   Impairment of property and equipment                         --             1,332
   Gain from asset disposition                                  --               (21)
   (Increase) decrease in:
      Receivables                                               --           (24,713)
      Inventory                                                 --               (58)
      Prepaid expenses and other assets                         --            (2,420)
   Increase (decrease) in:
      Accounts payable and accrued expenses                     --             4,361
                                                       -----------      ------------
      Net cash provided by (used in) operating
      activities                                                --           (24,849)
                                                       -----------      ------------

Cash flows from investing activities:
   Proceeds from sale of assets                                 --             1,673
   Purchases of property and equipment                          --           (68,291)
   Intercompany receivable                                      --                --
   Other                                                        --                58
                                                       -----------      ------------
      Net cash provided by (used in)
        investing activities                                    --           (66,560)
                                                       -----------      ------------

Cash flows from financing activities:
   Capital contributions                                        --               402
   Borrowings under senior secured debt                         --            12,838
   Payments on capital leases                                   --              (337)
   Change in restricted cash                                    --            35,535
                                                       -----------      ------------
      Net cash provided by financing activities                 --            48,438
                                                       -----------      ------------

      Net increase (decrease) in cash and
      cash equivalents                                          --           (42,971)
Cash and cash equivalents at beginning of
   period                                                       --           104,672
                                                       -----------      ------------

Cash and cash equivalents at end of period             $        --      $     61,701
                                                       ===========      ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     (dollars in thousands, except as noted)

13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                                                    CONSOLIDATING BALANCE SHEET
                                                      AS OF DECEMBER 31, 2001


                                                               Guarantor       Non-Guarantor
                                               Issuer        Subsidiaries       Subsidiary      Eliminations        Consolidated
                                            -------------    --------------    -------------    --------------    ------------------
ASSETS
Current Assets:
   Cash and cash equivalents                $     2,541      $     87,116      $     15,015        $         --     $   104,672
   Short term investments                         1,300                --                --                  --           1,300
   Restricted cash                               51,687                --                --                  --          51,687
   Customer accounts receivable, net                 --            42,740                --                  --          42,740
   Receivable from Sprint                            --             9,137                --                  --           9,137
   Interest receivable                            2,393                --                --                  --           2,393
   Intercompany receivable                      109,140                --                --            (109,140)             --
   Inventory                                         --             4,802                --                  --           4,802
   Investment in subsidiary                     975,523                --                --            (975,523)             --
   Prepaid expenses and other assets                 16             4,733                --                  --           4,749
   Deferred customer acquisition costs               --             5,181                --                  --           5,181
   Deferred tax asset                                --             8,112                --                  --           8,112
                                            -----------      ------------      ------------        ------------     -----------
       Total current assets                   1,142,600           161,821            15,015          (1,084,663)        234,773

Notes receivable                                     --            35,005                --             (35,005)             --
Property and equipment, net                          --           455,695                --                  --         455,695
Debt issuance costs, net                         22,848            13,806                --                  --          36,654
Restricted cash                                  31,153            11,853                --                  --          43,006
Goodwill, net                                        --           293,353                --                  --         293,353
Intangible assets, net                               --           528,840                --                  --         528,840
Other noncurrent assets                              --             6,087                --                  --           6,087
                                            -----------      ------------      ------------        ------------     -----------

       Total assets                         $ 1,196,601      $  1,506,460      $     15,015        $ (1,119,668)    $ 1,598,408
                                            ===========      ============      ============        =============    ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                         $        --      $     44,012      $         --        $         --     $    44,012
   Accrued expenses                                 723            28,568                --                  --          29,291
   Payable to Sprint                                 --            16,133                --                  --          16,133
   Interest payable                              20,685             1,438                --                  --          22,123
   Deferred revenue                                  --            15,479                --                  --          15,479
   Intercompany payable                              --            94,451            14,689            (109,140)             --
   Current installments of capital
     leases                                          --               596                --                  --             596
                                            -----------      ------------      ------------        ------------     -----------
       Total current liabilities                 21,408           200,677            14,689            (109,140)        127,634

Capital lease obligations                            --             1,983                --                  --           1,983
Other noncurrent liabilities                         --            42,501                --             (35,005)          7,496
Senior secured debt                                  --           187,162                --                  --         187,162
12 7/8% senior discount notes                   237,207                --                --                  --         237,207
12 1/2% senior notes                            250,000                --                --                  --         250,000
13 5/8% senior notes                            150,000                --                --                  --         150,000
Deferred tax liability                               --            98,940                --                  --          98,940
                                            -----------      ------------      ------------        ------------     -----------
       Total liabilities                        658,615           531,263            14,689            (144,145)      1,060,422
                                            -----------      ------------      ------------        ------------     -----------

Stockholder's Equity:
   Preferred stock                                   --                --                --                  --              --
   Common stock                                      --               485                --                (485)             --
   Additional paid-in capital                   800,293         1,161,685            (4,000)         (1,157,685)        800,293
   Accumulated (deficit) earnings              (261,371)         (186,037)            4,326             181,711        (261,371)
   Accumulated othe  comprehensive
     income, net of tax                            (936)             (936)               --                 936            (936)
                                            -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity               537,986           975,197               326            (975,523)        537,986
                                            -----------      ------------      ------------        ------------     -----------
       Total liabilities and
          stockholder's equity              $ 1,196,601      $  1,506,460      $     15,015        $ (1,119,668)    $ 1,598,408
                                            ===========      ============      ============        ============     ===========

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                               Guarantor      Non-Guarantor
                                             Issuer            Subsidiaries    Subsidiary       Eliminations        Consolidated
                                          --------------       -----------    -------------     -------------     -----------------
Revenues:
     Subscriber revenues                  $         --       $    53,305        $         --       $        --         $     53,305
     Travel and roaming revenues                    --            24,198                  --                --               24,198
                                          ------------       -----------        ------------       -----------         ------------
         Total services revenues                    --            77,503                  --                --               77,503
     Product sales                                  --             6,032                  --                --                6,032
                                          ------------       -----------        ------------       -----------         ------------
         Total revenue                              --            83,535                  --                --               83,535

Cost of services and operations                     --            54,446                  --                --               54,446
Cost of products sold                               --            10,526                  --                --               10,526
Selling and marketing                               --            24,281                  --                --               24,281
General and administrative                        122              3,229                  --                --                3,351
Depreciation and amortization                      --             25,235                  --                --               25,235
                                          -----------        -----------        ------------       -----------         ------------
         Loss from operations                    (122)           (34,182)                 --                --              (34,304)
Equity in loss of subsidiaries                (20,487)                --                  --            20,487                   --
Interest and other income                         739              1,617                 111                --                2,467
Interest expense                              (14,466)            (5,481)                 --                --              (19,947)
                                          -----------        -----------        ------------       -----------         ------------

Net income (loss) before income
     tax benefit                              (34,336)           (38,046)                111            20,487              (51,784)

Income tax benefit                                 --             17,448                  --                --               17,448
                                          -----------        -----------        ------------       -----------         ------------


Net income (loss)                         $   (34,336)       $   (20,598)       $        111       $    20,487         $    (34,336)
                                          ===========        ===========        ============       ===========         ============

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)




13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                               Guarantor      Non-Guarantor
                                             Issuer            Subsidiaries    Subsidiary       Eliminations        Consolidated
                                          --------------       -----------    -------------     -------------     -----------------
Revenues:
     Subscriber revenues                  $         --       $    83,813        $         --       $        --         $     83,813
     Travel and roaming revenues                    --            35,609                  --                --               35,609
                                          ------------       -----------        ------------       -----------         ------------
         Total services revenues                    --           119,422                  --                --              119,422
     Product sales                                  --             9,947                  --                --                9,947
                                          ------------       -----------        ------------       -----------         ------------
         Total revenue                              --           129,369                  --                --              129,369

Cost of services and operations                     --            86,915                  --                --               86,915
Cost of products sold                               --            18,559                  --                --               18,559
Selling and marketing                               --            42,563                  --                --               42,563
General and administrative
     (excluding $183 non-cash
     compensation)                                485              6,577                  12                --                7,074
Depreciation and amortization                      --             37,171                  --                --               37,171
Non-cash compensation                              --                183                  --                --                  183
                                          -----------        -----------        ------------       -----------         ------------
         Loss from operations                    (485)           (62,599)                (12)               --              (63,096)
Equity in loss of subsidiaries                (37,214)                --                  --            37,214                   --
Interest and other income                       2,162              3,795               2,231                --                8,188
Interest expense                              (26,231)            (8,432)                 --                --              (34,663)
                                          -----------        -----------        ------------       -----------         ------------

Net income (loss) before income
  tax benefit and extraordinary
  item                                        (61,768)           (67,236)              2,219            37,214              (89,571)

Income tax benefit                                 --             31,306                  --                --               31,306
                                          -----------        -----------        ------------       -----------         ------------

Net income (loss) before
  extraordinary item                         (61,768)           (35,930)              2,219            37,214              (58,265)

Loss on debt extinguishment, net
  of tax benefit of $1,969                        --             (3,503)                 --                --               (3,503)
                                          -----------        ------------       ------------       -----------         -------------

Net income (loss)                         $   (61,768)       $   (39,433)       $      2,219       $    37,214         $    (61,768)
                                          ===========        ===========        ============       ===========         ============

                             ALAMOSA (DELAWARE), INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                     (dollars in thousands, except as noted)



13.      GUARANTOR FINANCIAL STATEMENTS (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                                                                     Guarantor      Non-Guarantor
                                                    Issuer          Subsidiaries     Subsidiary       Eliminations    Consolidated
                                                 --------------    ---------------  -------------    ---------------  -------------
Cash flows from operating activities:
Net income (loss)                                $   (61,768)      $    (39,433)    $     2,219      $    37,214      $    (61,768)
Adjustments to reconcile net income (loss)
   to net cash provided by (used  in) operating
   activities:
   Equity in loss of subsidiaries                     37,214                 --              --          (37,214)               --
   Deferred tax benefit                                   --            (31,306)             --               --           (31,306)
   Non-cash compensation expense                         183                 --              --               --               183
   Depreciation and amortization                          --             17,971              --               --            17,971
   Amortization of goodwill and intangibles               --             19,200              --               --            19,200
   Bad debt expense                                       --                713              --               --               713
   Amortization of debt issuance costs                   578                585              --               --             1,163
   Deferred interest expense                          13,527                 --              --               --            13,527
   Loss on debt extinguishment, net                       --              3,503              --               --             3,503
   Loss from disposition of assets                        --                 39              --               --                39
   (Increase) decrease in, net of effects
      from acquisitions:
       Receivables                                        --            (16,895)            900               --           (15,995)
       Inventory                                          --              1,652              --               --             1,652
       Prepaid expenses and other assets               2,052             (3,229)          1,046               --              (131)
   Increase (decrease) in, net of effects
   from acquisitions:
       Accounts payable and accrued expenses          13,704            (22,830)            (39)              --            (9,165)
                                                 -----------       -------------    -----------      -----------      -------------
         Net cash provided by (used in)
         operating activities                          5,490            (70,030)          4,126               --           (60,414)
                                                 -----------       -------------    -----------      -----------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                    --            (72,852)             --               --           (72,852)
   Intercompany receivable                             3,106             (1,222)         (1,884)              --                --
   Equity investment in subsidiary                  (302,960)                --          (4,000)         306,960                --
   Equity investment from parent                          --            306,960              --         (306,960)               --
   Repayment of notes receivable                          --                 --          11,860               --            11,860
   Acquisition related costs                              --            (37,617)             --               --           (37,617)
   Net change in short term investments                1,600                 --              --               --             1,600
                                                 -----------       ------------     -----------      -----------      ------------
         Net  cash  provided  by  (used  in)
         investing activities                       (298,254)           195,269           5,976               --           (97,009)
                                                 ------------       -----------       ----------     -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of senior notes            242,500                 --              --               --           242,500
   Borrowings under senior secured debt                   --            203,000              --               --           203,000
   Repayment of borrowings under senior
   secured debt                                           --           (223,584)             --               --          (223,584)
   Debt issuance cost                                   (845)           (12,559)             --               --           (13,404)
   Change in restricted cash                         (59,069)           (11,658)             --               --           (70,727)
   Capital contributions                                  --                  4              --               --                 4
   Payments on capital leases                             --                (42)             --               --               (42)
                                                 -----------       ------------     -----------      -----------      ------------
         Net cash provided by (used in)
         financing activities                        182,586            (44,839)             --               --           137,747
                                                 -----------       -------------    -----------      -----------      ------------

         Net increase (decrease) in cash
         and cash equivalents                       (110,178)            80,400          10,102               --           (19,676)
Cash and cash equivalents at beginning of
period                                               114,003             23,054           4,711               --           141,768
                                                 -----------       ------------     -----------      -----------      ------------

Cash and cash equivalents at end of period       $     3,825       $    103,454     $    14,813      $        --      $    122,092
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

GENERAL

         Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of Sprint's PCS network. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At June 30, 2002, we have approximately 571,000 subscribers. As of June 30, 2002, our accumulated deficit is $318.2 million and we have spent a cumulative total of approximately $628 million in capital expenditures (including that spent by Roberts, WOW and Southwest prior to our acquisition) in connection with constructing our portion of Sprint's PCS network and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate operating losses to continue, we expect revenue to continue to increase substantially as our subscriber base increases.

         On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of Roberts, WOW and Southwest bringing our total licensed POPs to approximately 15.8 million at June 30, 2002.

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

         We recognize revenues from Sprint PCS subscribers based in our territories, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers when their customers roam onto our portion of Sprint's PCS network. Sprint retains 8% of all collected service revenue from our subscribers (not including product sales) and fees collected from other wireless service providers when their customers roam onto our portion of Sprint's PCS network. We report the amount retained by Sprint as an operating expense.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy and a percentage of our accounts receivable by aging category. In determining the allowance, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers, and features increased back office controls with respect to collection efforts. We reinstated the deposit for customers in certain credit classes on the Clear Pay program as of February 24, 2002 and we have modified the requirement in certain markets since then.

         REVENUE RECOGNITION - We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service unless waived. We defer this activation fee and record activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

         We record revenue for product sales in connection with our sales of handsets and accessories through our retail stores and our local indirect retailers. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. We reimburse Sprint for the amount of subsidy incurred by them on handsets sold through channels controlled by them.

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

         We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, we had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment by comparing the fair value of reporting units to their carrying value and, upon adoption, must be measured as of the beginning of the fiscal year. As of January 1, 2002, the results of the first step indicated no potential impairment of our goodwill. We will perform this assessment annually during the third quarter beginning in the third quarter of 2002. Should the results of the first step of the impairment testing indicate a potential impairment, the second step would be completed to measure the amount of any impairment loss.

         The annual assessment as of July 31, 2002 will be performed by a nationally recognized appraisal firm and is expected to be completed by the time the quarterly report on Form 10-Q for the quarter ended September 30, 2002 is filed. In performing the evaluation to determine if an impairment exists, the appraisal firm is expected to use information from various sources including, but not limited to, current stock price of Alamosa Holdings, transactions involving similar companies, our business plan prepared by management and current and past operating results among other information. The estimates used by the appraisal firm may be different from those used by management in the preparation of our business plan or from our current operating results and those differences may be material. The assessment could be impacted by future events such as, Alamosa Holdings' stock price, being either higher or remaining at current or lower prices for a significant period of time, transactions announced or completed prior to the completion of the evaluation, regulatory or other developments as well as our actual operating results.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, plant and equipment and intangibles, comprise approximately 84 percent of our total assets. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We carefully monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment. See our discussion of recently issued accounting pronouncements within this document for additional information as to the impact of such pronouncements as they pertain to long-lived assets.

         INCOME TAXES - We utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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












CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2001

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

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 571,000 at June 30, 2002 compared to approximately 316,000 at June 30, 2001. This growth came as a result of increasing our network coverage from 10.0 million to 11.5 million covered POPs providing additional marketing opportunities. Monthly churn (rate of deactivation of existing subscribers) for the second quarter of 2002 was approximately 3.2 percent compared to approximately 2.4 percent for the second quarter of 2001. This increase in churn is a result of higher involuntary deactivations related to lower credit quality customers obtained during the second half of 2001 as a result of removing the requirement that these customers pay a deposit ranging from $125 to $200. This deposit requirement was reinstated on February 24, 2002 and we have modified the requirement in certain markets since then. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Churn is expected to trend higher in the last six months of 2002. Our cost per gross addition ("CPGA") includes handset subsidies, and selling and marketing costs and was $402 per gross addition in the second quarter of 2002 compared to $377 in the second quarter of 2001. This increase is due to a lower number of activations in the second quarter of 2002 compared to the second quarter of 2001 due to the reimplementation of deposit requirements for lower credit quality customers and increased levels of competition in the marketplace. Due to this lower level of activations, our fixed marketing dollars were spread over fewer customer activations.

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

         Subscriber revenues were $92,580 for the three months ended June 30, 2002 compared to $53,305 for the three months ended June 30, 2001. This increase of 74 percent was due to the increase in our subscriber base from approximately 316,000 subscribers at June 30, 2001 to approximately 571,000 subscribers at June 30, 2002. Average revenue per user ("ARPU") before roaming revenue and a one-time revenue adjustment for terminating access revenue declined in the second quarter of 2002 to $59 compared to $62 in the second quarter of 2001. Subscriber revenues were $186,078 for the six months ended June 30, 2002 compared to $83,813 for the six months ended June 30, 2001. This increase of 122 percent was also due to the increase in our subscriber base discussed above. ARPU before roaming revenue and a one-time revenue adjustment for terminating access revenue was $59 for the six months ended June 30, 2002 compared to $61 for the six months ended June 30, 2001.

         In July 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that we refund approximately $5.4 million in amounts that had been previously paid to us by Sprint relative to terminating access fees. Although we intend to contest the refund of these amounts, an adjustment was recorded in the second quarter of 2002 to reflect this liability in the consolidated financial statements as of June 30, 2002. The impact of this adjustment was to reduce service revenue for the second quarter of 2002 by $5.4 million.

         Roaming revenue is primarily comprised of revenue from other Sprint and other PCS subscribers based outside of our territories that roam onto our portion of Sprint's PCS network. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming are identical. This rate was 20 cents per minute during the first quarter of 2001, declining to 15 cents on June 1, 2001; 12 cents on October 1, 2001 and declined to 10 cents per minute as of January 1, 2002. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional cell sites which allowed us to capture this additional roaming traffic as well as growth in the customer bases of Sprint and other PCS providers. We had approximately 265 million minutes of inbound roaming traffic in the second quarter of 2002 compared to approximately 105 million minutes in the second quarter of 2001. This accounted for the 38 percent increase in roaming revenue to $33,457 in the second quarter of 2002 from $24,198 in the second quarter of 2001. Roaming revenue in the six months ended June 30, 2002 was $60,025 compared to $35,609 during the six months ended June 30, 2001. This increase of 69 percent was driven by the volume of roaming traffic on our network as the blended rate for the first six months of 2002 was lower than that in 2001 due to the rate changes discussed previously. We had approximately 476 million minutes of inbound roaming traffic in the six months ended June 30, 2002 compared to approximately 180 million minutes for the six months ended June 30, 2001. This was made possible by our placing over 300 new sites on air from June 30, 2001 to June 30, 2002 to capture this traffic.

         PRODUCT SALES - We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue is recorded for all products sold through our retail stores as well as those sold to our local indirect agents. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset. Product sales revenue for the second quarter of 2002 was $4,752 compared to $6,032 for the second quarter of 2001. This decrease of 21 percent is attributable to the decrease in the number of activations during the second quarter of 2002, as discussed above. Product sales revenue for the six months ended June 30, 2002 was $13,073 compared to $9,947 in the six months ended June 30, 2001. This increase of 31 percent is due to the increase in sales noted in the first quarter of 2002 over the first quarter of 2001 which was slightly reduced by the second quarter year over year decrease in activations discussed previously.

         COST OF SERVICE AND OPERATIONS - Cost of service and operations includes the costs of operating our portion of Sprint's PCS network. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $85,289 in the second quarter of 2002 were 57 percent higher than the $54,446 incurred in the second quarter of 2001. This increase in cost is the result of the completion of the build out of our network which drove an increase in the number of subscribers using our network. In addition, costs of service and operations are driven by the volume of traffic on our network. Total minutes of use on our network were 1,005 million minutes in the second quarter of 2002 compared to 420 million minutes in the second quarter of 2001 for an increase in traffic of 139 percent. Expenses of $163,818 in the six months ended June 30, 2002 were 88 percent higher than the $86,915 incurred in the six months ended June 30, 2001. This increase was also due to the increase in our subscribers and the increased volume of traffic on our network. Total minutes of use on our network were 1,921 million minutes in the six months ended June 30, 2002 compared to 757 million minutes in the six months ended June 30, 2001.

         COST OF PRODUCTS SOLD - Cost of products sold includes the cost of handsets and accessories sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Expenses of $9,113 for the second quarter of 2002 were 13 percent lower than the $10,526 incurred in the second quarter of 2001. This decrease is attributable to the decrease in the number of activations during the second quarter of 2002 as discussed above. Expenses of $23,230 for the six months ended June 30, 2002 were 25 percent higher than the $18,559 incurred in the six months ended June 30, 2001. This increase is due to the increase in products sold during the first quarter of 2002 over the first quarter of 2001 which was slightly reduced by the second quarter year over year decrease in products sold as discussed previously.

         SELLING AND MARKETING - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $4,462 and $7,865 in the second quarter and first six months of 2002, respectively, compared to $2,742 and $4,433 in the second quarter and first six months of 2001, respectively. Total selling and marketing expenses of $26,960 in the second quarter of 2002 were 11 percent higher than the $24,281 incurred in the second quarter of 2001 due to the expansion of our distribution channels resulting from the additional markets launched during 2001. Total selling and marketing expenses of $55,857 in the six months ended June 30, 2002 were 31 percent higher than the $42,563 incurred in the six months ended June 30, 2001 due to the same expansion of our distribution channels through the last six months of 2001 and first six months of 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses include corporate costs and expenses such as our executive, administrative, human resources and corporate finance areas. General and administrative expenses of $3,053 in the second quarter of 2002 were consistent with the $3,351 incurred in the second quarter of 2001. General and administrative expenses of $6,788 in the six months ended June 30, 2002 were also consistent with the $7,074 incurred in the six months ended June 30, 2001.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $16,141 in the second quarter of 2002 as compared to $10,672 in the second quarter of 2001. This increase of 51 percent is due to the increase in depreciable costs as a result of our capital expenditures. Depreciation expense of $31,072 in the six months ended June 30, 2002 was 73 percent higher than the $17,971 incurred in the six months ended June 30, 2001 due to the increase in depreciable costs as a result of our capital expenditures.

         Amortization expense of $10,203 and $20,135 in the second quarter and first six months of 2002, respectively, relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired in connection with each of the three acquisitions. Amortization expense in the second quarter and first six months of 2001 was $14,563 and $17,971 which included $4,999 and $6,169 in amortization of goodwill recorded in connection with the acquisitions of Roberts, WOW and Southwest. We adopted the provisions of statement of SFAS No. 142 on January 1, 2002 as discussed in "Critical Accounting Policies" which resulted in no amortization of goodwill being recorded in the first six months of 2002.

         NON-CASH COMPENSATION - Non-cash compensation expense related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense relative to these options was $183 in the first six months of 2001. No non-cash compensation expense was recorded in the first six months of 2002 as all options that had originally been granted with exercise prices below then current market prices had been forfeited by the holders prior to January 1, 2002.

         OPERATING LOSS - Our operating loss for the second quarter and first six months of 2002 was $21,302 and $43,056, respectively, compared to $34,304 and $63,096 for the second quarter and first six months of 2001. This decrease is attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers who generate ARPU that is relatively stable.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $871 in the second quarter of 2002 was 65 percent less than the $2,467 earned in the second quarter of 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during the third and fourth quarters of 2001 as well as the first quarter of 2002, in connection with funding our capital expenditures and net operating cash flow outflow. Income of $2,204 in the six months ended June 30, 2002 was 73 percent less than the $8,188 earned in the first six months of 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during the last six months of 2001 in connection with funding our capital expenditures and net operating cash outflow.

         INTEREST EXPENSE - Interest expense for the second quarter of 2002 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $7,786 as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. The increase in total interest expense to $25,820 from $19,947 in the second quarter of 2001 is due to the increased level of debt after the two issuances of senior notes in 2001 and the increased level of advances under senior secured borrowings. Interest expense for the six months ended June 30, 2002 of $50,674 was 46 percent higher than the $34,663 incurred in the six months ended June 30, 2001 due to the same additional borrowings in 2001.

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

NYSE LISTING REQUIREMENTS

         Our parent, Alamosa Holdings, is listed on the New York Stock Exchange ("NYSE") and subject to various listing requirements set forth by the NYSE. Based on recent activity with respect to the market price of Alamosa Holdings' common stock, Alamosa Holdings could potentially fall below the requirements to
(1) maintain an average closing price that is not less than $1.00 per share over a consecutive 30 trading-day period and (2) to maintain an average global market capitalization over a consecutive 30 trading-day period of not less than $100 million. Alamosa Holdings fell below these requirements in August 2002. Upon receiving notice from the NYSE and subject to approval by the NYSE, Alamosa Holdings could have 6 months to cure a closing stock price violation and up to 18 months to cure a global market capitalization violation. Alamosa Holdings has not received such notification from the NYSE.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES - Operating cash flows were negative $24,849 in the first six months of 2002 and negative $60,414 in the first six months of 2001. The increase in operating cash flows of $35,565 is primarily related to a decrease in net loss before non-cash items of $34,756.

         INVESTING ACTIVITIES - Our investing cash flows were a negative $66,560 in the first six months of 2002 compared to a negative $97,009 in the first six months of 2001. Our cash capital expenditures for the first six months of 2002 totaled $68,291 while our cash capital expenditures for the first six months of 2001 totaled $72,852. In the first six months of 2001, we also incurred $37,617 in acquisition related costs relative to the acquisitions of Roberts, WOW and Southwest.

         FINANCING ACTIVITIES - Our financing cash flows decreased in the first six months of 2002 to $48,438 from $137,747 in the first six months of 2001. In the first six months of 2002 we received $12,838 in proceeds representing the remaining borrowings under the term portion of our Senior Secured Credit Facility as well as $35,535 in restricted cash which was released from escrow to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes. In the first six months of 2001, we received $242,500 in net proceeds from the offering of our 12 1/2% Senior Notes offset by repayment of secured debt net of borrowings of $20,584, debt issuance costs of $13,404 and $70,727 in funds placed into escrow to secure debt service requirements.

CAPITAL REQUIREMENTS

         Our capital expenditure requirements for 2002 are expected to be approximately $75 million which includes upgrading our portion of Sprint's PCS network to 1XRTT. Earnings before interest, taxes, depreciation and amortization ("EBITDA") is expected to continue to be positive for the remainder of 2002 as we continue to realize the benefits of the subscriber growth that we have experienced over the past two years. We expect to be free cash flow positive (EBITDA less capital expenditures and cash interest expense) for the first time in 2003 and believe we are fully funded to that point as discussed below.

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

         On October 29, 1999, we filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of our common stock (the "Initial Offering"). The Initial Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 1,607,100 shares. We received net proceeds of approximately $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Initial Offering were used for the build-out of our portion of Sprint's PCS network, to fund operating capital needs and for other corporate purposes.

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

         On February 14, 2001, we entered into a $280 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; Export Development Corporation ("EDC") as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the Roberts and WOW mergers. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the Roberts and WOW mergers, (ii) to refinance existing indebtedness under our credit facility with EDC and under Roberts' and WOW's existing credit facilities, and (iii) to pay transaction costs. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs. This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of Southwest and was again amended in August 2001 to reduce the maximum borrowings to $225 million of which $200 million is outstanding as of June 30, 2002. The terms of this credit facility contain numerous financial and other covenants the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact to us.

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

         As of June 30, 2002, we had $63,001 in cash and cash equivalents plus an additional $59,158 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of our Senior Secured Credit Facility. We believe that this $147,159 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through 2003, when we expect to generate positive free cash flow.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 effective January 1, 2002 will not have a material impact on our results of operations, financial position or cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is expected to result in a reclassification of the extinguishment of debt that we reported in 2001.

         In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material impact on our results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 23, 2001, Jerry Brantley, our former President and COO terminated his employment with us at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against us and our chairman, David E. Sharbutt, alleging wrongful termination, among other things. We believe that there is no basis for Mr. Brantley's claim and intend to vigorously defend the lawsuit.

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

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) The following set forth those exhibits filed pursuant to Item 601 of Regulation S-K:

         Exhibit Number    Exhibit Title
         --------------    -------------
         10.61             Alamosa Holdings, Inc. Amended and Restated Employee
                           Stock Purchase Plan, filed as Exhibit 10.61 to Form
                           10-Q of Alamosa Holdings, Inc. for the quarter ended
                           June 30, 2002, dated August 14, 2002, which exhibit is incorporated herein by reference.

         99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The following sets forth the reports on Form 8-K that have been filed during the quarter for which this report is filed:

         None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ALAMOSA (DELAWARE), INC.
                  Registrant

                  /s/ David E. Sharbutt
                  ----------------------------------------
                  David E. Sharbutt
                  Chairman of the Board of Directors and
                  Chief Executive Officer
                  (Principal Executive Officer)

                  /s/ Kendall W. Cowan
                  ----------------------------------------
                  Kendall W. Cowan
                  Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number      Exhibit Title
--------------      -------------
10.61               Alamosa Holdings, Inc. Amended and Restated Employee Stock
                    Purchase Plan, filed as Exhibit 10.61 to Form 10-Q of
                    Alamosa Holdings, Inc. for the quarter ended June 30, 2002, dated August 14, 2002, which exhibit is incorporated herein by reference.

99.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.