Form 10-Q
period 2003-03-31
ALAMOSA DELAWARE INC
filed 2003-05-15
CIK 1097722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 005-58523

ALAMOSA (DELAWARE), INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2843707
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

5225 SOUTH LOOP 289, SUITE 120
LUBBOCK, TEXAS 79424
(Address of principal executive offices, including zip code)

(806) 722-1100
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES     NO

There is currently no public market for the registrant's common stock.

As of May 15, 2003, 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format.

ALAMOSA (DELAWARE), INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALAMOSA (DELAWARE), INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share information)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,883	$60,525
Restricted cash	9,921	34,725
Customer accounts receivable, net	23,977	27,926
Receivable from Sprint	18,958	30,322
Interest receivable	135	973
Inventory	5,135	7,410
Prepaid expenses and other assets	8,401	7,239
Deferred customer acquisition costs	7,945	7,312
Deferred tax asset	5,988	5,988

Total current assets	159,343	182,420

Property and equipment, net	450,839	458,946
Debt issuance costs, net	32,136	33,351
Intangible assets, net	478,404	488,421
Other noncurrent assets	7,937	7,802
Total assets	$1,128,659	$1,170,940

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$22,052	$27,203
Accrued expenses	36,475	34,903
Payable to Sprint	24,926	24,649
Interest payable	9,174	22,242
Deferred revenue	20,888	18,901
Current installments of capital leases	1,050	1,064

Total current liabilities	114,565	128,962

Long term liabilities:
Capital lease obligations	1,159	1,355
Other noncurrent liabilities	10,356	10,641
Deferred tax liability	22,041	27,694
Senior secured debt	200,000	200,000
12 7/8% senior discount notes	277,414	268,862
12 1/2% senior notes	250,000	250,000
13 5/8% senior notes	150,000	150,000

Total long term liabilities	910,970	908,552

Total liabilities	1,025,535	1,037,514

Commitments and contingencies (see Note 11)	—	—
Stockholder's equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 9,000 shares authorized, 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	799,279	799,403
Accumulated deficit	(694,540)	(664,133)
Unearned compensation	(253)	(294)
Accumulated other comprehensive loss, net of tax	(1,362)	(1,550)

Total stockholder's equity	103,124	133,426

Total liabilities and stockholder's equity	$1,128,659	$1,170,940

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2003	2002
Revenues:
Subscriber revenues	$104,024	$93,498
Roaming revenues	31,790	26,568

Service revenues	135,814	120,066
Product sales	5,294	8,321

Total revenue	141,108	128,387

Costs and expenses:
Cost of service and operations (excluding non-cash compensation of $4 and $0 for 2003 and 2002, respectively)	79,317	78,529
Cost of products sold	12,844	14,117
Selling and marketing (excluding non-cash compensation of $4 and $0 for 2003 and 2002, respectively)	28,146	28,897
General and administrative expenses (excluding non-cash compensation of $33 and $0 for 2003 and 2002, respectively)	3,525	3,735
Depreciation and amortization	26,882	24,863
Loss on disposal of property and equipment	360	—
Non-cash compensation	41	—

Total costs and expenses	151,115	150,141

Loss from operations	(10,007)	(21,754)
Interest and other income	369	1,333
Interest expense	(26,537)	(24,854)

Loss before income tax benefit	(36,175)	(45,275)

Income tax benefit	5,768	17,142

Net loss	$(30,407)	$(28,133)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(30,407)	$(28,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation	41	—
Provision for bad debts	6,500	8,200
Non-cash interest benefit on derivative instruments	(114)	(206)
Depreciation and amortization of property and equipment	16,865	14,931
Amortization of intangible assets	10,017	9,932
Amortization of financing costs included in interest expense	1,116	1,038
Amortization of discounted interest	99	99
Deferred tax benefit	(5,768)	(17,142)
Interest accreted on discount notes	8,552	7,546
Loss on disposal of property and equipment	360	—
Increase (decrease) in:
Receivables	9,651	(10,440)
Inventory	2,275	(364)
Prepaid expenses and other assets	(1,930)	(3,360)
Decrease in:
Accounts payable and accrued expenses	(13,011)	(14,771)

Net cash provided by (used in) operating activities	4,246	(32,670)

Cash flows from investing activities:
Proceeds from sale of assets	19	329
Purchases of property and equipment	(10,377)	(30,657)
Other	—	(205)

Net cash used in investing activities	(10,358)	(30,533)

Cash flows from financing activities:
Borrowings under senior secured debt	—	12,838
Capital contribution from parent	—	401
Capital distribution to parent	(124)	—
Payments on capital leases	(210)	(165)
Change in restricted cash	24,804	23,236

Net cash provided by financing activities	24,470	36,310

Net increase (decrease) in cash and cash equivalents	18,358	(26,893)
Cash and cash equivalents at beginning of period	60,525	104,672

Cash and cash equivalents at end of period	$78,883	$77,779
Supplemental disclosure of non-cash financing and investing activities:
Capitalized lease obligations incurred	$—	$365
Change in accounts payable for purchases of property and equipment	$(1,240)	$(14,415)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheet as of March 31, 2003, the unaudited consolidated statements of operations for the three months ended March 31, 2003 and 2002, the unaudited consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, and related footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

Certain reclassifications have been made to prior period balances to conform to current period presentation.

2.	ORGANIZATION AND BUSINESS OPERATIONS

Alamosa (Delaware), Inc. is a direct wholly owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS, LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly owned by Alamosa (Delaware). These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. Alamosa (Delaware) and its subsidiaries are collectively referred to in these financial statements as the "Company."

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

On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") and its subsidiaries pursuant to a reorganization transaction in which a wholly owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock. Alamosa Holdings' common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ALMO." Alamosa (Delaware) remains the issuer of the Company's public debt.

3.	LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of common stock. The

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

Company has incurred substantial net losses and negative cash flow from operations since inception. Expenses are expected to exceed revenues until the Company establishes a sufficient subscriber base. Management expects operating losses to continue for the foreseeable future. However, management expects operating losses to decrease in the future as the Company obtains more subscribers.

As of March 31, 2003, the Company had $78,883 in cash and cash equivalents plus an additional $9,921 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed below.

On September 26, 2002 the Company entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility which among other things, extended Stage I covenants for an additional quarter through March 31, 2003 and modified certain financial and statistical covenants as discussed in Note 7. Specifically, the new agreement modified the covenant addressing minimum subscribers such that the minimum subscriber requirement is now 620,000 at March 31, 2003. As a result of the amendment, the Company is required to maintain a minimum cash balance of $10,000.

The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25,000 revolving portion of the Senior Secured Credit Facility. The first $10,000 can be drawn if cash balances fall below $15,000 and the Company substantiates through tangible evidence the need for such advances. The remaining $15,000 is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. As of March 31, 2003, the Company's leverage ratio was 14.8 to 1.

Although management does not currently anticipate the need to raise additional capital in the upcoming year, the Company's funding status is dependent on a number of factors influencing projections of earnings and operating cash flows including the following:
•	Average monthly revenue per user ("ARPU") is a measure used to determine the monthly subscriber revenue earned for subscribers based in our territory. This measure is determined based on subscriber revenues in our consolidated statement of operations and our average subscribers during the period.
•	Cash cost per user ("CCPU") is a measure of the costs to operate the Company's business on a per user basis consisting of costs of service and operations and general and administrative expenses in the consolidated statement of operations, plus handset subsidies on equipment sold to existing subscribers. These costs are allocated across average subscribers during the period to calculate this measure.
•	Customer churn is used to measure the rate at which subscribers based in the Company's territory deactivate service on a voluntary or involuntary basis. Churn is calculated based on the number of subscribers deactivated (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of the average subscriber base during the period.
•	Cost per gross addition ("CPGA") is used to measure the costs incurred to add new subscribers in the Company's territory. This measure includes handset subsidies on new subscriber activations, commissions, rebates and other selling and marketing costs and is calculated based on product sales revenue, cost of products sold and selling and marketing expenses in the consolidated statement of operations net of handset subsidies on equipment sold to existing subscribers allocated over the total number of subscribers activated in the Company's territory during the period.

Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and the Company could be in a position that would require it to raise

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

4.	STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost is reflected in the consolidated statements of operations for the three months ended March 31, 2003 or 2002, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Net loss — as reported	$(30,407)	$(28,133)
Less stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,431)	(1,650)

Net loss — pro forma	$(31,838)	$(29,783)

5.	ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $8.2 million and $8.5 million at March 31, 2003 and December 31, 2002, respectively.

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	March 31, 2003	December 31, 2002
	(unaudited)
Net roaming receivable	$6,410	$3,554
Access and interconnect revenue receivable (payable)	(199)	(188)
Accrued service revenue	3,423	3,345
Customer payments due from Sprint	9,324	21,136
Other amounts due from Sprint	—	2,475

	$18,958	$30,322

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

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

Access and interconnect revenue receivable represents net amounts due from Sprint for calls originated by a local exchange carrier ("LEC") or an interexchange carrier ("IXC") that terminate on the Company's network. Under the Company's affiliation agreements with Sprint, Sprint collects this revenue from other carriers and remits 92% of those collections to the Company. The $199 and $188 amounts owed to Sprint at March 31, 2003 and December 31, 2002, respectively, are the result of rate adjustments on previously collected amounts.

Accrued service revenue receivable represents the Company's estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Customer payments due from Sprint relate to amounts that have been collected by Sprint at the end of the period which were not remitted to the Company until the subsequent period. Customer payments are processed daily by Sprint and the Company receives its share of such collections on a weekly basis under the terms of the affiliation agreements.

Included in the December 31, 2002 balance of customer payments due from Sprint is $12,209 in amounts that were due to the Company related to payments that Sprint had collected from customers from April 2000 to December 2002 that had not been passed on to the Company due to the methodology that had been previously used by Sprint to allocate cash received from customers. These amounts were collected during the three months ended March 31, 2003.

Other amounts due from Sprint at December 31, 2002 related to a refund of fees paid to Sprint during 2002 for services such as billing and customer care. These fees are determined at the beginning of each year based on estimated costs and are adjusted based on actual costs incurred by Sprint in providing the respective services. These amounts were collected during the three months ended March 31, 2003.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation of $139.2 million and $122.9 million at March 31, 2003 and December 31, 2002, respectively.

7.	INTANGIBLE ASSETS

In connection with acquisitions completed during 2001, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies.

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

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

Intangible assets consist of:

	March 31, 2003	December 31, 2002
	(unaudited)
Sprint affiliation and other agreements	$532,200	$532,200
Accumulated amortization	(63,017)	(55,458)

Subtotal	469,183	476,742

Subscriber base acquired	29,500	29,500
Accumulated amortization	(20,279)	(17,821)

Subtotal	9,221	11,679

Intangible assets, net	$478,404	$488,421

Amortization expense relative to intangible assets was $10,017 for the three months ended March 31, 2003 and will be $30,050 for the remainder of 2003.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2003	$40,067
2004	32,079
2005	30,234
2006	30,234
2007	30,234
Thereafter	325,573

$488,421

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002
	(unaudited)
12 7/8% senior discount notes	$277,414	$268,862
12 1/2% senior notes	250,000	250,000
13 5/8% senior notes	150,000	150,000
Senior secured debt	200,000	200,000

Total debt	877,414	868,862
Less current maturities	—	—
Long-term debt, excluding current maturities	$877,414	$868,862

SENIOR UNSECURED OBLIGATIONS

Senior Discount Notes — On December 23, 1999, Alamosa (Delaware) filed a registration statement with the Securities and Exchange Commission for the issuance of $350 million face amount of Senior Discount Notes (the "12 7/8% Notes Offering"). The 12 7/8% Notes Offering was completed on

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximate $6.1 million. The 12 7/8% senior discount notes ("12 7/8% Senior Discount Notes") mature in ten years (February 15, 2010) and carry a coupon rate of 12 7/8% Senior Discount Notes, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the 12 7/8% Senior Discount Notes Offering were used to prepay the existing credit facility, to pay costs to build out additional areas within the Company's existing territories, to fund operating working capital needs and for other general corporate purposes.

12 1/2% Senior Notes — On January 31, 2001, Alamosa (Delaware) consummated the offering (the "12 1/2% Notes Offering") of $250 million aggregate principal amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, and are payable semiannually on February 1 and August 1, beginning on August 1, 2001. The net proceeds from the sale of the 12 1/2% Senior Notes were approximately $241 million, after deducting the commissions and estimated offering expenses.

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

13 5/8% Senior Notes — On August 15, 2001, Alamosa (Delaware) issued $150 million face amount of Senior Notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011) and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes were approximately $141.5 million, after deducting the commissions and estimated offering expenses. Approximately $66 million of the proceeds were used to pay down a portion of the Senior Secured Credit Facility discussed below. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. The balance was used for general corporate purposes.

SENIOR SECURED OBLIGATIONS

Senior Secured Credit Facility — On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower, entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent, and collateral agent, Toronto Dominion (Texas), Inc., as syndication agent; Export Development Corporation ("EDC") as co-documentation agent; First Union National Bank, as documentation agent, and a syndicate of banking and financial institutions. On March 30, 2001, the Senior Secured Credit Facility was amended to increase the facility to $333 million. The Senior Secured Credit Facility was again amended in August 2001 concurrent with the issuance of the 13 5/8% Senior Notes to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million.

On September 26, 2002, the Company further amended the Senior Secured Credit Facility, to among other things, extend Stage I covenants for an additional quarter through March 31, 2003 and modify certain financial and statistical covenants. Under the Senior Secured Credit Facility, interest will

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

accrue, at Alamosa Holdings, LLC's option: (i) at the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which was initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of Alamosa Holdings, LLC's total debt to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event Alamosa Holdings, LLC fails to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility. As of March 31, 2003 the interest margin was 4.00% for LIBOR borrowings and 3.00% for base rate borrowings.

The weighted average interest rate on the outstanding borrowings under this facility at March 31, 2003 is 5.38%. Alamosa Holdings, LLC is also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. The Company has entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility as discussed in Note 10.

Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the revolving credit facility.

As of March 31, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. Any amount outstanding at the end of the 12-month period will amortize quarterly beginning May 14, 2004. The September 26, 2002 amendment placed restrictions on the ability to draw the $25 million revolving portion. The first $10 million can be drawn if cash balances fall below $15 million and the Company substantiates through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. No advances have been drawn on the revolving portion of the Senior Secured Credit Facility. The revolving portion of the Senior Secured Credit Facility will begin reducing quarterly in amounts to be agreed beginning May 14, 2004.

Pursuant to the Senior Secured Credit Facility, the Company is subject to financial and statistical covenants, including covenants with respect to the ratio of EBITDA to total cash interest expense. Stage I covenants were applicable through March 31, 2003 and provided for:
•	minimum numbers of subscribers;
•	providing coverage to a minimum number of residents;
•	minimum service revenue;
•	minimum EBITDA;
•	ratio of senior debt to total capital;
•	ratio of total debt to total capital; and
•	maximum capital expenditures.

Beginning March 31, 2003, the Company is subject to the following Stage II covenants:
•	ratio of senior debt to EBITDA; and
•	ratio of total debt to EBITDA.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

Beginning April 1, 2003, the Company is subject to the following additional Stage II covenants:
•	ratio of EBITDA to total fixed charges (the sum of debt service, capital expenditures and taxes); and
•	ratio of EBITDA to pro forma debt service.

9.	INCOME TAXES

The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions closed in 2001. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance has been established during 2003 as the deferred tax asset is expected to exceed the deferred tax liabilities. The establishment of this valuation allowance in the quarter ended March 31, 2003 has resulted in an effective tax rate of 15.89 percent compared to 37.86 percent for the quarter ended March 31, 2002.

10.	HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" in its accounting for hedging activities. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Approximately $671 in cash settlements under derivative instruments classified as hedges is included in interest expense for the three months ended March 31, 2003.

As of March 31, 2003, the Company has recorded $3,200 in "other noncurrent liabilities" relative to the fair value of derivative instruments including $2,202 representing derivative instruments that qualify for hedge accounting under SFAS No. 133. During the three month period ended March 31, 2003, the Company recognized gains of $188 (net of income tax expense of $115) in other comprehensive income. During the three month period ended March 31, 2002, the Company recognized gains of $292 (net of income tax expense of $179) in other comprehensive income. Other comprehensive income appears as a separate component of Stockholder's Equity as "Accumulated other comprehensive income," as illustrated below:

	Three months ended March 31,
	2003	2002
	(unaudited)	(unaudited)

Net loss	$(30,407)	$(28,133)
Change in fair values of derivative instruments, net of income tax expense of $115 and $179 respectively	188	292

Comprehensive loss	$(30,219)	$(27,841)

11.	COMMITMENTS AND CONTINGENCIES

Access revenue refund — On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

charging terminating access fees to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that the Company refund approximately $1.4 million of a total $5.6 million in amounts that had been previously paid to the Company by Sprint relative to terminating access fees. Although the Company intends to contest the refund of these amounts, a liability has been recorded relative to this contingency in the consolidated financial statements as of March 31, 2003.

Litigation — The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor.

On January 23, 2001, Jerry Brantley, then President and COO of the Company, terminated his employment with the Company at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. The parties are in the process of selecting a panel of three arbitrators. The Company believes that there is no basis for Mr. Brantley's claim and intends to vigorously defend the lawsuit.

On January 8, 2003 a claim was made against the Company by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT seeks to recover approximately $2.0 million from the Company relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC which was acquired by the Company in the first quarter of 2001. The Company is in the process of gathering information relative to this claim and has recorded an estimated liability relative to this contingency in the consolidated financial statements at March 31, 2003.

In addition to the above, the Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

12.	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

June 15, 2002. For the Company's leased telecommunication facilities, primarily consisting of cell sites and switch site operating leases, office and retail locations, the Company has evaluated the impact of the adoption of SFAS No. 143 as of January 1, 2003 and determined that a liability cannot be reasonably estimated due to (1) the Company's inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) the Company's inability to estimate a potential range of settlement dates due to its ability to renew site leases after the initial lease expiration and (3) the Company's limited experience in abandoning cell site locations and actually incurring remediation costs. The adoption of SFAS No. 143 to leased office and retail locations did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 in the quarter ending March 31, 2003 has resulted in a reclassification of the loss on extinguishment of debt that the Company previously reported as an extraordinary item for the year ended December 31, 2001.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and the adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," which is an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after and interim periods beginning after December 15, 2002. As the Company continues to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, the Company, as required, has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002 as discussed in Note 4.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

for hedging relationships designated after June 30, 2003 and is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in January 2003. This Abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Abstract is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and the Company is in the process of evaluating the impact of this Abstract.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2002, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. The adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

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

Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Operations, Inc. ("Operations") which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the 12 7/8% Senior Discounts Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 and 2002. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$26,273	$52,587	$23	$—	$78,883
Restricted cash	9,921	—	—	—	9,921
Customer accounts receivable, net	—	23,977	—	—	23,977
Receivable from Sprint	—	18,958	—	—	18,958
Interest receivable	135	—	—	—	135
Intercompany receivable	84,746	—	394	(85,140)	—
Inventory	—	5,135	—	—	5,135
Investment in subsidiary	648,091	—	—	(648,091)	—
Prepaid expenses and other assets	18	8,383	—	—	8,401
Deferred customer acquisition costs	—	7,945	—	—	7,945
Deferred tax asset	—	5,988	—	—	5,988
Total current assets	769,184	122,973	417	(733,231)	159,343

Notes receivable	—	35,005	—	(35,005)	—
Property and equipment, net	—	450,839	—	—	450,839
Debt issuance costs, net	19,881	12,255	—	—	32,136
Intangible assets, net	—	478,404	—	—	478,404
Other noncurrent assets	—	7,937	—	—	7,937
Total assets	$789,065	$1,107,413	$417	$(768,236)	$1,128,659

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$—	$22,052	$—	$—	$22,052
Accrued expenses	53	36,422	—	—	36,475
Payable to Sprint	—	24,926	—	—	24,926
Interest payable	7,763	1,411	—	—	9,174
Deferred revenue	—	20,888	—	—	20,888
Intercompany payable	711	84,429	—	(85,140)	—
Current installments of capital leases	—	1,050	—	—	1,050
Total current liabilities	8,527	191,178	—	(85,140)	114,565

Capital lease obligations	—	1,159	—	—	1,159
Other noncurrent liabilities	—	45,361	—	(35,005)	10,356
Deferred tax liability	—	22,041	—	—	22,041
Senior secured debt	—	200,000	—	—	200,000
12 7/8% senior discounts notes	277,414	—	—	—	277,414
12 1/2% senior notes	250,000	—	—	—	250,000
13 5/8% senior notes	150,000	—	—	—	150,000
Total liabilities	685,941	459,739	—	(120,145)	1,025,535

Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	485	—	(485)	—
Additional paid-in capital	799,279	1,162,593	(4,000)	(1,158,593)	799,279
Accumulated (deficit) earnings	(694,540)	(513,789)	4,417	509,372	(694,540)
Unearned compensation	(253)	(253)	—	253	(253)
Accumulated other comprehensive loss, net of tax	(1,362)	(1,362)	—	1,362	(1,362)
Total stockholder's equity	103,124	647,674	417	(648,091)	103,124
Total liabilities and stockholder's equity	$789,065	$1,107,413	$417	$(768,236)	$1,128,659

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$104,024	$—	$—	$104,024
Roaming revenues	—	31,790	—	—	31,790

Service revenues	—	135,814	—	—	135,814
Product sales	—	5,294	—	—	5,294
Total revenue	—	141,108	—	—	141,108

Costs and expenses:
Cost of services and operations	—	79,317	—	—	79,317
Cost of products sold	—	12,844	—	—	12,844
Selling and marketing	—	28,146	—	—	28,146
General and administrative expenses	88	3,437	—	—	3,525
Depreciation and amortization	—	26,882	—	—	26,882
Loss on disposal of property and equipment	—	360	—	—	360
Non-cash compensation	—	41	—	—	41
Loss from operations	(88)	(9,919)	—	—	(10,007)
Equity in loss of subsidiaries	(8,507)	—	—	8,507	—
Interest and other income	265	104	—	—	369
Interest expense	(22,077)	(4,460)	—	—	(26,537)

Loss before income tax benefit	(30,407)	(14,275)	—	8,507	(36,175)
Income tax benefit	—	5,768	—	—	5,768
Net loss	$(30,407)	$(8,507)	$—	$8,507	$(30,407)

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(30,407)	$(8,507)	$—	$8,507	$(30,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	8,507	—	—	(8,507)	—
Non-cash compensation expense	—	41	—	—	41
Provision for bad debts	—	6,500	—	—	6,500
Non-cash interest benefit on derivative instruments	—	(114)	—	—	(114)
Depreciation and amortization of property and equipment	—	16,865	—	—	16,865
Amortization of intangibles assets	—	10,017	—	—	10,017
Amortization of financing costs included in interest expense	504	612	—	—	1,116
Amortization of discounted interest	99	—	—	—	99
Deferred tax benefit	—	(5,768)	—	—	(5,768)
Interest accreted on discount notes	8,552	—	—	—	8,552
Loss from disposal of property and equipment	—	360	—	—	360
(Increase) decrease in:
Receivables	838	8,813	—	—	9,651
Inventory	—	2,275	—	—	2,275
Prepaid expenses and other assets	(18)	(1,912)	—	—	(1,930)
Decrease in:
Accounts payable and accrued expenses	(12,872)	(139)	—	—	(13,011)

Net cash provided by (used in) operating activities	(24,797)	29,043	—	—	4,246

Cash flows from investing activities:
Proceeds from sale of assets	—	19	—	—	19
Purchases of property and equipment	—	(10,377)	—	—	(10,377)
Change in intercompany balances	8,569	(8,569)	—	—	—
Net cash provided by (used in) investing activities	8,569	(18,927)	—	—	(10,358)

Cash flows from financing activities:
Capital distribution to parent	(124)	—	—	—	(124)
Payments on capital leases	—	(210)	—	—	(210)
Change in restricted cash	24,804	—	—	—	24,804
Net cash provided by (used in) financing activities	24,680	(210)	—	—	24,470

Net increase in cash and cash equivalents	8,452	9,906	—	—	18,358
Cash and cash equivalents at beginning of period	17,821	42,681	23	—	60,525
Cash and cash equivalents at end of period	$26,273	$52,587	$23	$—	$78,883

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$17,821	$42,681	$23	$—	$60,525
Short term investments	—	—	—	—	—
Restricted cash	34,725	—	—	—	34,725
Customer accounts receivable, net	—	27,926	—	—	27,926
Receivable from Sprint	—	30,322	—	—	30,322
Interest receivable	973	—	—	—	973
Intercompany receivable	93,191	587	394	(94,172)	—
Inventory	—	7,410	—	—	7,410
Investment in subsidiary	656,369	—	—	(656,369)	—
Prepaid expenses and other assets	—	7,239	—	—	7,239
Deferred customer acquisition costs	—	7,312	—	—	7,312
Deferred tax asset	—	5,988	—	—	5,988
Total current assets	803,079	129,465	417	(750,541)	182,420

Notes receivable	—	35,005	—	(35,005)	—
Property and equipment, net	—	458,946	—	—	458,946
Debt issuance costs, net	20,484	12,867	—	—	33,351
Intangible assets, net	—	488,421	—	—	488,421
Other noncurrent assets	—	7,802	—	—	7,802
Total assets	$823,563	$1,132,506	$417	$(785,546)	$1,170,940

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$—	$27,203	$—	$—	$27,203
Accrued expenses	3	34,900	—	—	34,903
Payable to Sprint	—	24,649	—	—	24,649
Interest payable	20,685	1,557	—	—	22,242
Deferred revenue	—	18,901	—	—	18,901
Intercompany payable	587	93,585	—	(94,172)	—
Current installments of capital leases	—	1,064	—	—	1,064
Total current liabilities	21,275	201,859	—	(94,172)	128,962

Capital lease obligations	—	1,355	—	—	1,355
Other noncurrent liabilities	—	45,646	—	(35,005)	10,641
Deferred tax liability	—	27,694	—	—	27,694
Senior secured debt	—	200,000	—	—	200,000
12 7/8% senior discounts notes	268,862	—	—	—	268,862
12 1/2% senior notes	250,000	—	—	—	250,000
13 5/8% senior notes	150,000	—	—	—	150,000
Total liabilities	690,137	476,554	—	(129,177)	1,037,514

Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	485	—	(485)	—
Additional paid-in capital	799,403	1,162,593	(4,000)	(1,158,593)	799,403
Accumulated (deficit) earnings	(664,133)	(505,282)	4,417	500,865	(664,133)
Unearned compensation	(294)	(294)	—	294	(294)
Accumulated other comprehensive income, net of tax	(1,550)	(1,550)	—	1,550	(1,550)
Total stockholder's equity	133,426	655,952	417	(656,369)	133,426
Total liabilities and stockholder's equity	$823,563	$1,132,506	$417	$(785,546)	$1,170,940

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(unaudited)
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$93,498	$—	$—	$93,498
Roaming revenues	—	26,568	—	—	26,568

Service revenues	—	120,066	—	—	120,066
Product sales	—	8,321	—	—	8,321
Total revenue	—	128,387	—	—	128,387

Costs and expenses:
Cost of services and operations	—	78,529	—	—	78,529
Cost of products sold	—	14,117	—	—	14,117
Selling and marketing	—	28,897	—	—	28,897
General and administrative expenses	63	3,672	—	—	3,735
Depreciation and amortization	—	24,863	—	—	24,863

Loss from operations	(63)	(21,691)	—	—	(21,754)
Equity in loss of subsidiaries	(7,739)	—	—	7,739	—
Interest and other income	722	580	31	—	1,333
Interest expense	(21,053)	(3,801)	—	—	(24,854)

Net income (loss) before income tax benefit	(28,133)	(24,912)	31	7,739	(45,275)
Income tax benefit	—	17,142	—	—	17,142

Net income (loss)	$(28,133)	$(7,770)	$31	$7,739	$(28,133)

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
(unaudited)
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(28,133)	$(7,770)	$31	$7,739	$(28,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	7,739	—	—	(7,739)	—
Provision for bad debt	—	8,200	—	—	8,200
Non-cash interest expense on hedge arrangements	—	(206)	—	—	(206)
Depreciation and amortization of property and equipment	—	14,931	—	—	14,931
Amortization of intangible assets	—	9,932	—	—	9,932
Amortization of financing costs included in interest expense	486	552	—	—	1,038
Amortization of discounted interest	99	—	—	—	99
Deferred tax benefit	—	(17,142)	—	—	(17,142)
Interest accreted on discount note	7,546	—	—	—	7,546
(Increase) decrease in:
Receivables	1,825	(12,265)	—	—	(10,440)
Inventory	—	(364)	—	—	(364)
Prepaid expenses and other assets	(21)	(3,339)	—	—	(3,360)
Increase (decrease) in:
Accounts payable and accrued expenses	(12,922)	(1,849)	—	—	(14,771)
Net cash provided by (used in) operating Activities	(23,381)	(9,320)	31	—	(32,670)

Cash flows from investing activities:
Proceeds from sale of assets	—	329	—	—	329
Purchases of property and equipment	—	(30,657)	—	—	(30,657)
Intercompany receivable	84	(84)	—	—	—
Other	—	(205)	—	—	(205)
Net cash used in investing activities	84	(30,617)	—	—	(30,533)

Cash flows from financing activities:
Borrowings under senior secured debt	—	12,838	—	—	12,838
Capital contributions	—	401	—	—	401
Payments on capital leases	—	(165)	—	—	(165)
Change in restricted cash	23,311	(75)	—	—	23,236
Net cash provided by financing activities	23,311	12,999	—	—	36,310

Net increase (decrease) in cash and cash equivalents	14	(26,938)	31	—	(26,893)
Cash and cash equivalents at beginning of period	2,541	87,116	15,015	—	104,672
Cash and cash equivalents at end of period	$2,555	$60,178	$15,046	$—	$77,779

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include:

•	forecasts of growth in the number of consumers using wireless personal communications services and in estimated populations;
•	statements regarding our anticipated revenues, expense levels, liquidity, capital resources and operating losses; and
•	statements regarding expectations or projections about markets in our territories.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations ("Cautionary Statements") are further disclosed in our annual report on Form 10-K for the year ended December 31, 2002 under the sections "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

•	our dependence on our affiliation with Sprint;
•	the ability of Sprint to alter fees paid or charged to us under our affiliation agreements;
•	our limited operating history and anticipation of future losses;
•	our dependence on back office services provided by Sprint;
•	potential fluctuations in our operating results;
•	changes or advances in technology;
•	competition in the industry and markets in which we operate;
•	our ability to attract and retain skilled personnel;
•	our potential need for additional capital or the need for refinancing existing indebtedness;
•	our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;
•	changes in government regulation;
•	future acquisitions;
•	general economic and business conditions; and
•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry.

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

Definitions of Operating and Non-GAAP Financial Measures

We provide readers financial measures generated using generally accepted accounting principles ("GAAP") and using adjustments to GAAP ("Non-GAAP"). These financial measures reflect industry conventions or standard measures of liquidity, profitability or performance commonly used by the investment community for comparability purposes. The Non-GAAP financial measures and other operating metrics used in this document include the following:

•	Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as net income (loss) plus net interest expense, depreciation expense, amortization expense and other non-cash expense items. EBITDA is a measure used by the investment community for comparability as well as in our debt covenants for compliance purposes and is not intended to represent the results of our operations in accordance with GAAP.
•	Free cash flow is defined as EBITDA less net cash requirements for capital expenditures and debt service requirements.
•	Average monthly revenue per user ("ARPU") is a measure used to determine the monthly subscriber revenue earned for subscribers based in our territory. This measure is determined based on subscriber revenues in our consolidated statement of operations and our average subscribers during the period.
•	Cash cost per user ("CCPU") is a measure of the costs to operate our business on a per user basis consisting of costs of service and operations and general and administrative expenses in our consolidated statement of operations, plus handset subsidies on equipment sold to existing subscribers. These costs are allocated across average subscribers during the period to calculate this measure.
•	Customer churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate churn based on the number of subscribers deactivated (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average subscriber base during the period.
•	Cost per gross addition ("CPGA") is used to measure the costs incurred to add new subscribers in our territory. This measure includes handset subsidies on new subscriber activations, commissions, rebates and other selling and marketing costs and is calculated based on product sales revenue, cost of products sold and selling and marketing expenses in our consolidated statement of operations net of handset subsidies on equipment sold to existing subscribers allocated over the total number of subscribers activated in our territory during the period.

General

Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of the PCS network of Sprint. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At March 31, 2003, we had approximately 653,000 subscribers. As of March 31, 2003, our accumulated deficit is $694.5 million and we have spent a cumulative total of approximately $657 million in capital expenditures (including that spent by acquired companies prior to our acquisition of them) in connection with constructing our portion of the PCS network of Sprint and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate operating losses to continue, we expect revenue to continue to increase as our subscriber base increases.

On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of three additional PCS Affiliates of Sprint, bringing our total licensed POPs to approximately 15.8 million at March 31, 2003.

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

Allowance for doubtful accounts — Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables and our history is somewhat limited due to the number of changes that have historically been made to credit policies. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under PCS service plans from Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 and generally require deposits in the amount of the limit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our customer additions during 2001 were under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers, and features increased back office controls with respect to collection efforts. We reinstated the deposit for customers in other credit classes on the Clear Pay program as of February 24, 2002 and we believe that this program, referred to as Clear Pay II, will reduce our future bad debt exposure.

Revenue recognition — We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. We defer this activation fee and record the activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

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

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and intangibles, comprise approximately 82 percent of our total assets as of March 31, 2003. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Income taxes — We utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with the acquisitions completed by the Company in 2001, a significant deferred tax liability was recorded relative to intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. Prior to February 1, 2000, our predecessor operated as a limited liability company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, we became a C-corp for federal income tax purposes and therefore subsequent losses became net operating loss carryforwards to us. We continue to evaluate the likelihood of realizing the benefits of deferred tax items. Should events or circumstances indicate that it is warranted, a valuation allowance will again be established. During the first quarter of 2003 we reinstated a valuation allowance due to the fact that the timing differences that give rise to the deferred tax asset are expected to exceed the timing differences that give rise to the deferred tax liabilities and there is uncertainty as to whether we will recognize the benefit of those deferred taxes in future periods.

Reliance on the timeliness and accuracy of data received from Sprint — We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of cash flow, revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations (dollars in thousands)

For the three months ended March 31, 2003 compared to the three months ended March 31, 2002

Subscriber growth and key performance indicators — We had total subscribers of approximately 653,000 at March 31, 2003 compared to approximately 551,000 at March 31, 2002. This growth of approximately 102,000 subscribers or 19 percent year over year compares to 111 percent growth from

March 31, 2001 to March 31, 2002, excluding acquired subscribers. The decline in the rate of growth from 2002 to 2003 is due to the fact that markets were being launched during 2001 where our coverage area increased from 4.5 million to 11.2 million covered POPs. During 2002 our coverage area increased from 11.2 million to 11.8 million covered POPs as we had substantially completed the build-out of our network by the end of 2001. During the first quarter of 2003 our coverage area remained at 11.8 million covered POPs.

Monthly churn for the first quarter of 2003 was approximately 3.0 percent compared to approximately 3.1 percent for the first quarter of 2002. This level of churn in the first quarter of 2003 represented an improvement over the fourth quarter of 2002 where we experienced monthly churn of 3.4 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Churn increased significantly during 2002 as the result of a significantly higher level of involuntary deactivations of subscribers for non-payment. This was driven by the addition of a significant number of sub-prime credit quality subscribers in 2001 under the Clear Pay/NDASL program. We reinstated deposit requirements for sub-prime credit quality subscribers in our markets in February 2002 and began to see the impact of this change in the form of decreasing churn in the fourth quarter of 2002 where churn declined to 3.4 percent from 3.8 percent in the third quarter of 2002, which continued into the first quarter of 2003.

Our CPGA includes handset subsidies on new subscriber activations, and selling and marketing costs and was approximately $342 per gross addition in the first quarter of 2003 compared to $334 in the first quarter of 2002. As overall subscriber growth on a national basis has declined, competition among the wireless communications providers has become more intense. As a result of this competition for both new subscribers and existing subscribers from other carriers, promotional efforts have increased in terms of handset rebates and other promotional activities which increases the up front costs in acquiring customers. This competition along with having to spread our fixed marketing expenses over a fewer number of activations in the first quarter of 2003 resulted in the increase in CPGA of $8 per gross addition.

Service Revenue — Service revenues consist of revenue from subscribers and roaming revenue earned when customers from other carriers roam onto our portion of the PCS network of Sprint. Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including PCS Vision, the wireless web, voice activated dialing, etc.

Subscriber revenues were $104,024 for the quarter ended March 31, 2003 compared to $93,498 for the quarter ended March 31, 2002. This increase of 11 percent was partially due to the 19 percent increase in our subscriber base discussed above. The increase in revenue was less than the increase in subscribers due to declines in ARPU. ARPU decreased in the first quarter of 2003 to $55 compared to $59 in the first quarter of 2002. This decrease is attributable to lower monthly recurring charges for plans with larger buckets of minutes being offered as a result of the increased level of competition in the marketplace. The larger buckets of minutes result in fewer minutes over plan and less revenue from those overage minutes.

Roaming revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territories that roam onto our portion of the PCS network of Sprint. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming relative to Sprint subscribers are identical. This rate was 10 cents per minute during the first quarter of 2002. During the first quarter of 2003 this reciprocal rate decreased to 5.8 cents per minute. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional base stations after the first quarter of 2002 which allowed us to capture additional roaming traffic as well as growth in the customer bases of Sprint and other PCS providers. Sprint has indicated that the reciprocal rate for 2003 of 5.8 cents per minute represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. This rate went into effect on January 1, 2003. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the underlying network and are currently in discussions with Sprint as to the determination of this rate. The toll rate for long distance charges associated with Sprint roaming is expected to remain at approximately 2 cents per minute. We have also experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint which traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers. We had approximately 340 million minutes of inbound roaming traffic in the first quarter of 2003 compared to approximately 211 million minutes of inbound roaming traffic in the first quarter of 2002. The increase in minutes offset by the decrease in rates accounted for the 20 percent overall increase in roaming revenue to $31,790 in the first quarter of 2003 from $26,568 in the first quarter of 2002.

Product sales and cost of products sold — We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and costs of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset.

Product sales revenue for the first quarter of 2003 was $5,294 compared to $8,321 for the first quarter of 2002. Cost of products sold for the first quarter of 2003 was $12,844 compared to $14,117 for the first quarter of 2002. As such the subsidy on handsets sold through our retail and local indirect channels was $7,550 in the first quarter of 2003 and $5,796 in the first quarter of 2002. On a per activation basis (excluding handsets sold to existing subscribers), the subsidy was approximately $114 per activation in the first quarter of 2003 and approximately $100 per activation in the first quarter of 2002. The increase in subsidy per activation is due to more aggressive promotional efforts which involved a higher level of instant rebates and other discounts on handset prices for competitive reasons.

Cost of service and operations (excluding non-cash compensation) — Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $79,317 in the first quarter of 2003 were consistent with the $78,529 incurred in the first quarter of 2002. Costs remained relatively stable as our network build-out is substantially complete and we are beginning to realize the benefits of our capital investment as we continue to add subscribers to the network. Total minutes of use on our network were 1.3 billion minutes in the first quarter of 2003 compared to 916 million minutes in the first quarter of 2002 for an increase in traffic of 42 percent.

Selling and marketing (excluding non-cash compensation) — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $4,346 and $3,403 in the first quarter of 2003 and 2002, respectively. Total selling and marketing expenses of $28,146 in the first quarter of 2003 were 3 percent less than the $28,897 incurred in the first quarter of 2002 due to a decrease in the number of customer activations in the first quarter of 2003 compared to the first quarter of 2002.

General and administrative expenses (excluding non-cash compensation) — General and administrative expenses include corporate costs and expenses such as our corporate finance and sales and marketing organizations. General and administrative expenses of $3,525 in the first quarter of 2003 were consistent with the $3,735 incurred in the first quarter of 2002.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property, plant and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $16,865 in the first quarter of 2003 as compared to $14,931 in the first quarter of 2002. This increase of 13 percent is due to the increase in depreciable costs as a result of our capital expenditures in the last nine months of 2002 and the first quarter of 2003.

Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired. Amortization expense of $10,017 in the first quarter of 2003 was consistent with the $9,932 in the first quarter of 2002.

Loss on disposal of property and equipment — We incurred losses of $360 on the disposal of assets in the first quarter of 2002 related to the sale of certain network equipment.

Non-cash compensation — Non-cash compensation expense of $41 in the first quarter of 2003 related to shares of restricted stock of Alamosa Holdings that were awarded to our officers in October and December of 2002. Certain of our officers received a total of 800,000 shares of restricted stock of Alamosa Holdings at a discount to market price that will vest over a three-year period. Compensation expense relative to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse. We had no non-cash compensation expense in the first quarter of 2002.

Operating loss — Our operating loss for the first quarter of 2003 was $10,007 compared to $21,754 for the first quarter of 2002. This decrease is primarily attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers.

Interest and other income — Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $369 in the first quarter of 2003 was 72 percent less than the $1,333 earned in the first quarter of 2002 due to the fact that excess cash and investments were liquidated during 2002 in connection with funding our capital expenditures and operating cash flow losses.

Interest expense — Interest expense for the first quarter of 2003 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $8,552 as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. The increase in total interest expense to $26,537 from $24,854 in the first quarter of 2002 is due to the increased level of advances under senior secured borrowings.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the mergers completed in the first quarter of 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired particularly due to the intangible assets recorded in connection with the acquisitions.

The reversal of the timing differences which gave rise to these deferred tax liabilities will allow us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the first quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a net deferred tax benefit in our consolidated statement of operations. During the first quarter of 2003 we reinstated a valuation allowance due to the fact that the timing differences that give rise to the deferred tax asset are expected to exceed the timing differences that give rise to the deferred tax liabilities and there is uncertainty as to whether we will recognize the benefit of those deferred taxes in future periods.

Liquidity and Capital Resources

Operating activities — Operating cash flows were $4,246 in the first quarter of 2003 and negative $32,670 in the first quarter of 2002. The increase in operating cash flows of $36,916 is primarily related to a decrease in net loss before non-cash items of $10,996 coupled with working capital changes of $25,920.

Investing activities — Our investing cash flows were a negative $10,358 in the first quarter of 2003 compared to a negative $30,533 in the first quarter of 2002. Our cash capital expenditures for the first quarter of 2003 totaled $10,377 while our cash capital expenditures for the first quarter of 2002 totaled $30,657.

Financing activities — Our financing cash flows decreased in the first quarter of 2003 to $24,470 from $36,310 in the first quarter of 2002. In the first quarter of 2003, we received $24,804 in restricted cash which was released from escrow to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes. In the first quarter of 2002 we received $12,838 in proceeds representing the remaining borrowings under the term portion of our Senior Secured Credit Facility as well as $23,236 in restricted cash which was released from escrow to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes.

Capital Requirements

Our capital expenditure requirements for 2003 are expected to be approximately $40 to $50 million. Operating cash flow is expected to continue to increase in 2003 as we continue to realize the benefits of the subscriber growth that we have experienced over the past three years. We expect to generate free cash flow in 2003 and believe we have sufficient liquidity as discussed below.

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

EDC Credit Facility — We entered into a credit agreement with Nortel effective June 10, 1999, which was amended and restated on February 8, 2000. On June 23, 2000, Nortel assigned the entirety of its loans and commitments to Export Development Corporation ("EDC"), and Alamosa and EDC entered into the credit facility with EDC (the "EDC Credit Facility"). The EDC Credit Facility was paid in full in the first quarter of 2001 with proceeds from the Senior Secured Credit Facility described below.

Common Stock — On October 29, 1999, we filed a registration statement with the Securities and Exchange Commission for the sale of 10,714,000 shares of our common stock (the "Initial Offering"). The Initial Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 1,607,100 shares. We received net proceeds of approximately $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Initial Offering were used for the build out of our portion of the PCS network of Sprint, to fund operating capital needs and for other corporate purposes.

On November 13, 2001, Alamosa Holdings completed an underwritten secondary offering of its common stock pursuant to which certain of their stockholders sold an aggregate of 4,800,000 shares at a public offering price of $14.75 per share. Alamosa Holdings did not receive any proceeds from the sale of these shares, but the underwriters were granted an option to purchase up to 720,000 additional shares of common stock to cover over-allotments. This option was exercised on November 16, 2001 and we received net proceeds from the sale of these shares after offering costs of approximately $9.1 million which will be used for general corporate purposes.

Senior Notes — On February 8, 2000, Alamosa (Delaware) issued $350.0 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes"). The 12 7/8% Senior Discount Notes mature in ten years (February 15, 2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

On January 31, 2001, Alamosa (Delaware) issued $250.0 million face amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1, beginning on August 1, 2001.

On August 15, 2001, Alamosa (Delaware) issued $150.0 million face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011), carry a coupon rate of 13 5/8%, payable semiannually on February 15 and August 15, beginning on February 15, 2002.

Senior Secured Credit Facility — On February 14, 2001, we entered into a $280.0 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; EDC as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the acquisitions of two PCS Affiliates of Sprint. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the acquisitions, (ii) to refinance existing indebtedness under our credit facility with EDC and under the existing credit facilities of the acquired companies, and (iii) to pay transaction costs. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs. This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of another PCS Affiliate of Sprint. The facility was again amended in August 2001 to, among other things, modify financial covenants and reduce the maximum borrowing to $225 million of which $200 million is outstanding as of March 31, 2003.

On September 26, 2002 we entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility which among other things, extended Stage I covenants for an additional quarter and modified certain financial and statistical covenants. Specifically, the new agreement modified the covenant addressing minimum subscribers such that the minimum subscriber requirement is now 620,000 at March 31, 2003. As a result of the amendment, we are required to maintain a minimum cash balance of $10 million.

The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25 million revolving portion of the Senior Secured Credit Facility. The first $10 million can be drawn if cash balances fall below $15 million and we substantiate through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. As of March 31, 2003, our leverage ratio was 14.8 to 1.

The terms of this credit facility contain numerous financial and other covenants the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact to us.

As of March 31, 2003, we had $78,883 in cash and cash equivalents plus an additional $9,921 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed previously. We believe that this $113,804 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through the point where such requirements will be funded through free cash flow.

Although, we do not anticipate the need to raise additional capital in the upcoming year, our funding status is dependent on a number of factors influencing our projections of operating cash flows including those related to subscriber growth, ARPU, churn and CPGA. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve our intended business objectives.

Inflation — We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

We may not be able to sustain our planned growth or obtain sufficient revenue to achieve and sustain profitability. Recently, we have experienced slowing net customer growth. Net customer growth was approximately 48,000 net subscribers in the first quarter of 2002, 20,000 net subscribers in the second quarter of 2002, 20,000 net subscribers in the third quarter of 2002 and improved to 31,000 net subscribers in the fourth quarter of 2002 due to seasonal activity. We added 31,000 net subscribers in the first quarter of 2003 which was consistent with the level of subscriber growth in the traditionally seasonally high fourth quarter. The trend of slowing subscriber growth experienced during 2002 is attributable to increased churn and competition, slowing wireless subscriber growth and weakened consumer confidence. We are currently experiencing operating losses as we continue to add subscribers which requires a significant up-front investment in acquiring those subscribers. If the current trend of slowing net customer growth does not improve, it will lengthen the amount of time it will take for us to reach a sufficient number of customers to achieve free cash flow, which in turn will have a negative impact on liquidity and capital resources. Our business plan reflects continuing growth in subscribers and eventual free cash flow in 2003 as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers.

We may continue to experience higher costs to acquire customers. For the first quarter of 2003, our CPGA was $342 per activation compared to $334 per activation in the first quarter of 2002. The fixed costs in our sales and marketing organization are being allocated among a smaller number of activations due to the slowdown in subscriber growth. In addition, handset subsidies have been increasing due to more aggressive promotional efforts. With a higher CPGA, customers must remain on our network for a longer period of time at a stable ARPU to recover those acquisitions costs.

We may continue to experience a higher churn rate. Our average customer monthly churn (net of deactivations that take place within 30 days of the activation date) for 2002 was 3.4 percent. This rate of churn is the highest that we have experienced on an annual basis since the inception of the Company and compares to 2.7 percent in 2001. We expect that in the near term churn will remain higher than historical levels as a result of a greater percentage of sub-prime versus prime credit class customers imbedded in the subscriber base in our territory as a result of various programs that were run during 2001 and the first two months of 2002 which encouraged sub-prime credit individuals to subscribe to our service. We have experienced a significantly higher rate of involuntary deactivations due to non-payment relative to these customers. During the first quarter of 2003 we experienced an improvement in our churn rate to 3.0 percent compared to 3.4 percent in the fourth quarter of 2002. If the improvement in churn we experienced in the first quarter of 2003 does not continue or if churn increases over the long-term, we would lose the cash flow attributable to these customers and have greater than projected losses.

We may experience a significantly lower reciprocal roaming rate with Sprint in 2003 and thereafter. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate. On April 27, 2001, we entered into an agreement with Sprint which reduced the reciprocal roaming rate from 20 cents per minute to 15 cents per minute beginning June 1, 2001, and to 12 cents per minute on October 1, 2001. For 2002, the rate was 10 cents per minute. On January 1, 2003, the reciprocal rate was reduced to 5.8 cents per minute which Sprint has indicated represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the cost of the underlying network and are currently in discussions with Sprint as to the determination of this rate. We are currently a net receiver of roaming with Sprint meaning that other PCS customers roam onto our network at a higher rate than our customers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint PCS travel minutes was 1.10 to 1 for the first quarter of 2003 and we expect this margin to trend close to 1 to 1 over time.

Our ability to borrow funds under the revolving portion of the Senior Secured Credit Facility may be limited due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements covering our Senior Secured Credit Facility. We amended our credit agreement on September 26, 2002 and modified certain of the financial and operating covenants and are in compliance with the lending agreement at March 31, 2003. We believe we will meet the requirements of these covenants in future periods, however, if we do not, our ability to access the remaining $25,000 in the form of the revolving portion of the Senior Secured Credit Facility could be limited which could have a material adverse impact on our liquidity.

We may incur significant handset subsidy costs for existing customers who upgrade to a new handset. As our customer base matures and technological advances in our services take place, more existing customers will begin to upgrade to new handsets to take advantage of these services. We have limited historical experience regarding the rate at which existing customers upgrade their handsets and if more customers upgrade than we are currently anticipating, it could have a material adverse impact on our earnings and cash flows.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For our leased telecommunication facilities, primarily consisting of cell sites and switch site operating leases, office and retail locations, we have evaluated the impact of the adoption of SFAS No. 143 as of January 1, 2003 and determined that a liability cannot be reasonably estimated due to (1) our inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) our inability to estimate a potential range of settlement dates due to our ability to renew site leases after the initial lease expiration and (3) our limited experience in abandoning cell site locations and actually incurring remediation costs. The adoption of SFAS No. 143 to leased office and retail locations did not have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002," which rescinded or amended various existing standards. One change addressed by this standard pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for fiscal years beginning after May 15, 2002 and extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 in the quarter ending March 31, 2003 has resulted in a reclassification of the loss on extinguishment of debt that we previously reported as an extraordinary item for the year ended December 31, 2001.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and the adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is not expected to have a material impact on our results of operations, financial position or cash flows.

The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in January 2003. This Abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Abstract is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and we are in the process of evaluating the impact of this Abstract.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2002, we had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We have been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of our initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against us is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by us and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by us and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. We maintain insurance coverage which may mitigate our exposure to loss in the event that this claim is not resolved in our favor.

On January 23, 2001, Jerry Brantley, then President and COO of the Company, terminated his employment with us at the unanimous request of the board of directors. On April 29, 2002, Mr. Brantley initiated litigation against us and our Chairman, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. The parties are in the process of selecting a panel of three arbitrators. We believe that there is no basis for Mr. Brantley's claim and intend to vigorously defend the lawsuit.

On January 8, 2003 a claim was made against us by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT seeks to recover approximately $2.0 million from us relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC, which was acquired by us in the first quarter of 2001. We are in the process of gathering information relative to this claim and have recorded an estimated liability relative to this contingency in the consolidated financial statements at March 31, 2003.

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

ALAMOSA (DELAWARE), INC. Registrant

/s/ David E. Sharbutt
David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Kendall W. Cowan
Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, David E. Sharbutt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Alamosa (Delaware), Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report:
4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;
a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: May 15, 2003

/s/ David E. Sharbutt
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

Date: May 15, 2003

/s/ Kendall W. Cowan
Kendall W. Cowan, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.