Form 10-Q
period 2003-06-30
ALAMOSA DELAWARE INC
filed 2003-08-15
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

YES [ ]         NO [X]

As of August 14, 2003, 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                                              PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002                                        3

           Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and 2002 (unaudited)    4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)                     5

           Notes to the Consolidated Financial Statements                                                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                                25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                           37

Item 4.    Controls and Procedures                                                                                              37

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                    38

Item 2.    Changes in Securities and Use of Proceeds                                                                            38

Item 3.    Defaults Upon Senior Securities                                                                                      38

Item 4.    Submission of Matters to a Vote of Security Holders                                                                  38

Item 5.    Other Information                                                                                                    38

Item 6.    Exhibits and Reports on Form 8-K                                                                                     39

SIGNATURES                                                                                                                      40

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollars in thousands, except share information)

                                                                                JUNE 30, 2003        DECEMBER 31, 2002
                                                                             --------------------   ---------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $           87,624     $            60,525
   Restricted cash                                                                        9,748                  34,725
   Customer accounts receivable, net                                                     27,656                  27,926
   Receivable from Sprint                                                                22,704                  30,322
   Interest receivable                                                                      404                     973
   Inventory                                                                              5,421                   7,410
   Prepaid expenses and other assets                                                      7,618                   7,239
   Deferred customer acquisition costs                                                    8,414                   7,312
   Deferred tax asset                                                                     5,988                   5,988
                                                                             --------------------   ---------------------

     Total current assets                                                               175,577                 182,420

   Property and equipment, net                                                          434,187                 458,946
   Debt issuance costs, net                                                              30,916                  33,351
   Intangible assets, net                                                               468,388                 488,421
   Other noncurrent assets                                                                7,699                   7,802
                                                                             --------------------   ---------------------

     Total assets                                                            $        1,116,767     $         1,170,940
                                                                             ====================   =====================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                          $            9,601     $            27,203
   Accrued expenses                                                                      36,777                  34,903
   Payable to Sprint                                                                     25,921                  24,649
   Interest payable                                                                      22,317                  22,242
   Deferred revenue                                                                      21,892                  18,901
   Current maturities of long term debt                                                   7,500                      --
   Current installments of capital leases                                                   698                   1,064
   Payable to parent                                                                         96                      --
                                                                             --------------------   ---------------------

     Total current liabilities                                                          124,802                 128,962
                                                                             --------------------   ---------------------

Long term liabilities:
   Capital lease obligations                                                                973                   1,355
   Other noncurrent liabilities                                                           9,598                  10,641
   Deferred tax liability                                                                17,642                  27,694
   Senior secured debt                                                                  192,500                 200,000
   12 7/8% senior discount notes                                                        286,239                 268,862
   12 1/2% senior notes                                                                 250,000                 250,000
   13 5/8% senior notes                                                                 150,000                 150,000
                                                                             --------------------   ---------------------

     Total long term liabilities                                                        906,952                 908,552
                                                                             --------------------   ---------------------

     Total liabilities                                                                1,031,754               1,037,514
                                                                             --------------------   ---------------------

Commitments and contingencies (see Note 11)                                                  --                      --

Stockholder's equity:
   Preferred stock, $.01 par value; 1,000 shares authorized;
     no shares issued                                                                        --                      --
   Common stock, $.01 par value; 9,000 shares authorized,
     100 and 100 shares issued and outstanding, respectively                                 --                      --
   Additional paid-in capital                                                           799,230                 799,403
   Accumulated deficit                                                                 (712,933)               (664,133)
   Unearned compensation                                                                   (215)                   (294)
   Accumulated other comprehensive loss, net of tax                                      (1,069)                 (1,550)
                                                                             --------------------   ---------------------

     Total stockholder's equity                                                          85,013                 133,426
                                                                             --------------------   ---------------------

     Total liabilities and stockholder's equity                              $        1,116,767     $         1,170,940
                                                                             ====================   =====================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                          FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                          ----------------------------   ------------------------------
                                                              2003           2002            2003             2002
                                                          ------------    ------------   -------------    -------------
Revenues:
   Subscriber revenues                                    $   114,550     $   92,580     $   218,574      $     186,078
   Roaming revenues                                            35,040         33,457          66,830             60,025
                                                          ------------    ------------   -------------    -------------

     Service revenues                                         149,590        126,037         285,404            246,103
   Product sales                                                5,804          4,752          11,098             13,073
                                                          ------------    ------------   -------------    -------------

     Total revenue                                            155,394        130,789         296,502            259,176
                                                          ------------    ------------   -------------    -------------

Costs and expenses:
   Cost of service and operations (excluding non-cash
      compensation of $4 and $0 for the three months
      ended June 30, 2003 and 2002, respectively, and
      $8 and $0 for the six months ended June 30, 2003
      and 2002, respectively)                                  80,282         85,289         159,599            163,818
   Cost of products sold                                       12,399          9,113          25,243             23,230
   Selling and marketing (excluding non-cash
      compensation of $4 and $0 for the three months
      ended June 30, 2003 and 2002, respectively and $8
      and $0 for the six months ended June 30, 2003 and
      2002, respectively)                                      26,584         26,960          54,730             55,857
   General and administrative expenses (excluding
      non-cash compensation of $30 and $0 for the three
      months ended June 30, 2003 and 2002, respectively,
      and $63 and $0 for the six months ended June 30,
      2003 and 2002, respectively)                              5,808          3,053           9,333              6,788
   Depreciation and amortization                               27,419         26,344          54,301             51,207
   Impairment of property and equipment                            34          1,332             394              1,332
   Non-cash compensation                                           38             --              79                 --
                                                          ------------    ------------   -------------    -------------

     Total costs and expenses                                 152,564        152,091         303,679            302,232
                                                          ------------    ------------   -------------    -------------

     Income (loss) from operations                              2,830        (21,302)         (7,177)           (43,056)
Interest and other income                                         248            871             617              2,204
Interest expense                                              (25,951)       (25,820)        (52,488)           (50,674)
                                                          ------------    ------------   -------------    -------------

   Loss before income tax benefit                             (22,873)       (46,251)        (59,048)           (91,526)

Income tax benefit                                              4,480         17,515          10,248             34,657
                                                          ------------    ------------   -------------    -------------

   Net loss                                               $   (18,393)    $  (28,736)    $   (48,800)     $     (56,869)
                                                          ============    ============   =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                           2003               2002
                                                                                       --------------    ---------------
Cash flows from operating activities:
Net loss                                                                               $     (48,800)     $     (56,869)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Non-cash compensation                                                                          79                 --
   Provision for bad debts                                                                    10,000             19,265
   Non-cash interest expense (benefit) on derivative instruments                                (261)               113
   Depreciation and amortization of property and equipment                                    34,268             31,072
   Amortization of intangible assets                                                          20,033             20,135
   Amortization of financing costs included in interest expense                                2,237              2,081
   Amortization of discounted interest                                                           198                198
   Deferred tax benefit                                                                      (10,248)           (34,657)
   Interest accreted on discount notes                                                        17,377             15,332
   Impairment of property and equipment                                                          394              1,332
   Increase (decrease) in:
     Receivables                                                                              (1,543)           (24,713)
     Inventory                                                                                 1,989                (58)
     Prepaid expenses and other assets                                                        (1,378)            (2,420)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                    (4,608)             4,361
                                                                                       -------------      --------------

     Net cash provided by (used in) operating activities                                      19,737            (24,828)
                                                                                       -------------      --------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                                2,454                379
   Purchases of property and equipment                                                       (19,196)           (67,001)
   Other                                                                                          --                 41
                                                                                       -------------      --------------

     Net cash used in investing activities                                                   (16,742)           (66,581)
                                                                                       -------------      --------------

Cash flows from financing activities:
   Borrowings under senior secured debt                                                           --             12,838
   Capital contribution (distribution)                                                          (174)               402
   Payments on capital leases                                                                   (699)              (337)
   Change in restricted cash                                                                  24,977             35,535
                                                                                       -------------      --------------

     Net cash provided by financing activities                                                24,104             48,438
                                                                                       -------------      --------------

Net increase (decrease) in cash and cash equivalents                                          27,099            (42,971)
Cash and cash equivalents at beginning of period                                              60,525            104,672
                                                                                       -------------      --------------

Cash and cash equivalents at end of period                                             $      87,624      $      61,701
                                                                                       =============      ==============

Supplemental disclosure of non-cash financing
   and investing activities:
   Capitalized lease obligations incurred                                              $          73      $         365
   Change in accounts payable for purchases of
     property and equipment                                                            $      (6,790)     $     (20,759)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet as of June 30, 2003, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2003 and 2002, the unaudited consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, and related footnotes, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

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

         As of June 30, 2003, the Company had $87,624 in cash and cash equivalents plus an additional $9,748 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed below.

         On September 26, 2002 the Company entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility, which among other things, modified certain financial and statistical covenants as discussed in Note 8. As a result of the amendment, the Company is required to maintain a minimum cash balance of $10,000.

         The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25,000 revolving portion of the Senior Secured Credit Facility. The first $10,000 can be drawn if cash balances fall below $15,000 and the Company substantiates through tangible evidence the need for such advances. The remaining $15,000 is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. As of June 30, 2003, the Company's leverage ratio was 9.35 to 1.

         Although management does not currently anticipate the need to raise additional capital in the upcoming year, the Company's funding status is dependent on a number of factors influencing projections of earnings and operating cash flows including average monthly revenue per user ("ARPU"), cash cost per user ("CCPU"), customer churn and cost per gross addition ("CPGA").

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

4.       STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost is reflected in the consolidated statements of operations for the three months or six months ended June 30, 2003 or 2002, as all options granted by Holdings to employees of the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three and six month periods ended June 30, 2003 relate to shares of Holdings restricted stock awarded to officers and are not related to the granting of stock options. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                                                 FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                                JUNE 30,
                                            -------------------------------------    ------------------------------------
                                                  2003                2002                2003                2002
                                            -----------------    ----------------    ---------------     ----------------
                                              (unaudited)          (unaudited)        (unaudited)          (unaudited)
        Net loss -- as reported             $       (18,393)     $     (28,736)      $       (48,800)    $        (56,869)
        Less stock-based employee
           compensation expense
           determined under fair value
           method for all awards, net of
           related tax effects                       (1,917)            (1,200)               (3,348)              (2,225)
                                            -----------------    ----------------    ---------------     ----------------

        Net loss -- pro forma               $       (20,310)     $     (29,936)      $       (52,148)    $        (59,094)
                                            =================    ================    ===============     ================

5.       ACCOUNTS RECEIVABLE

         CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $7.8 million and $8.5 million at June 30, 2003 and December 31, 2002, respectively.

         RECEIVABLE FROM SPRINT - Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

                                                                           JUNE 30, 2003            DECEMBER 31, 2002
                                                                      ------------------------    -----------------------
                                                                            (unaudited)
        Net roaming receivable                                        $                7,136      $                3,554
        Access and interconnect revenue receivable (payable)                            (181)                       (188)
        Accrued service revenue                                                        3,203                       3,345
        Customer payments due from Sprint                                             11,959                      21,136
        Other amounts due from Sprint                                                    587                       2,475
                                                                      ------------------------    -----------------------

                                                                      $               22,704      $               30,322
                                                                      ========================    =======================

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

         Access and interconnect revenue receivable represents net amounts due from Sprint for calls originated by a local exchange carrier ("LEC") or an interexchange carrier ("IXC") that terminate on the Company's network. Under the Company's affiliation agreements with Sprint, Sprint collects this revenue from other carriers and remits 92% of those collections to the Company. The $181 and $188 amounts owed to Sprint at June 30, 2003 and December 31, 2002, respectively, are the result of rate adjustments on previously collected amounts.

         Accrued service revenue receivable represents the Company's estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         Customer payments due from Sprint relate to amounts that have been collected by Sprint at the end of the period which were not remitted to the Company until the subsequent period. Customer payments are processed daily by Sprint and the Company receives its share of such collections on a weekly basis under the terms of the affiliation agreements.

         Included in the December 31, 2002 balance of customer payments due from Sprint is $12,209 in amounts that were due to the Company related to payments that Sprint had collected from customers from April 2000 to December 2002 that had not been passed on to the Company due to the methodology that had been previously used by Sprint to allocate cash received from customers. These amounts were collected in January and February 2003.

         Included in the June 30, 2003 balance of customer payments due from Sprint is $3,907 in amounts that were due to the Company related to payments that Sprint had collected from customers from April 2002 to June 2003 that had not been passed on to the Company due to the methodology that had been used by Sprint to allocate cash received from customers.

6.       PROPERTY AND EQUIPMENT

         Property and equipment are stated net of accumulated depreciation of $156.5 million and $122.9 million at June 30, 2003 and December 31, 2002, respectively.

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

         Intangible assets consist of:

                                                          JUNE 30, 2003           DECEMBER 31, 2002
                                                       ---------------------    -----------------------
                                                           (unaudited)
        Sprint affiliate and other agreements          $           532,200      $              532,200
        Accumulated amortization                                   (70,575)                    (55,458)
                                                       ---------------------    -----------------------

            Subtotal                                               461,625                     476,742
                                                       ---------------------    -----------------------

        Subscriber base acquired                                    29,500                      29,500
        Accumulated amortization                                   (22,737)                    (17,821)
                                                       ---------------------    -----------------------

            Subtotal                                                 6,763                      11,679
                                                       ---------------------    -----------------------

        Intangible assets, net                         $           468,388      $              488,421
                                                       =====================    =======================

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         Amortization expense relative to intangible assets was $20,033 for the six months ended June 30, 2003 and will be $20,034 for the remainder of 2003.

         Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

           YEAR ENDED DECEMBER 31,
           -----------------------

                     2003                $        40,067
                     2004                         32,079
                     2005                         30,234
                     2006                         30,234
                     2007                         30,234
                  Thereafter                     325,573
                                         ---------------

                                         $       488,421
                                         ===============

8.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                            JUNE 30, 2003           DECEMBER 31, 2002
                                                                         ---------------------    -----------------------
                                                                             (unaudited)
        12 7/8% senior discount notes                                    $           286,239      $              268,862
        12 1/2% senior notes                                                         250,000                     250,000
        13 5/8% senior notes                                                         150,000                     150,000
        Senior secured debt                                                          200,000                     200,000
                                                                         ---------------------    -----------------------

            Total debt                                                               886,239                     868,862
        Less current maturities                                                       (7,500)                         --
                                                                         ---------------------    -----------------------

        Long-term debt, excluding current maturities                     $           878,739      $              868,862
                                                                         =====================    =======================

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

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

         On September 26, 2002, the Company further amended the Senior Secured Credit Facility, to among other things, modify certain financial and statistical covenants. Under the Senior Secured Credit Facility, interest will accrue, at Alamosa Holdings, LLC's option: (i) at the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which was initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of Alamosa Holdings, LLC's total debt to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event Alamosa Holdings, LLC fails to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility. As of June 30, 2003 the interest margin was 4.00% for LIBOR borrowings and 3.00% for base rate borrowings.

         The weighted average interest rate on the outstanding borrowings under this facility at June 30, 2003 is 5.35%. Alamosa Holdings, LLC is also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. The Company has entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility as discussed in Note 10.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the revolving credit facility.

         As of June 30, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. Any amount outstanding at the end of the 12-month period will amortize quarterly beginning May 14, 2004. The first such quarterly principal reduction of $7,500 will be due in May 2004 and is presented as a current liability in the accompanying balance sheet. The September 26, 2002 amendment placed restrictions on the ability to draw the $25 million revolving portion. The first $10 million can be drawn if cash balances fall below $15 million and the Company substantiates through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. No advances have been drawn on the revolving portion of the Senior Secured Credit Facility. Any balance outstanding under the revolving portion of the Senior Secured Credit Facility will begin reducing quarterly in amounts to be agreed beginning May 14, 2004.

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

         As of March 31, 2003, the Company became subject to the following Stage II covenants:
               o    ratio of senior debt to EBITDA; and
               o    ratio of total debt to EBITDA.

         Beginning April 1, 2003, the Company became subject to the following additional Stage II covenants:
               o    ratio of EBITDA to consolidated cash interest expense;
               o ratio of EBITDA to total fixed charges (the sum of debt service, capital expenditures and taxes); and
               o    ratio of EBITDA to pro forma debt service.

9.       INCOME TAXES

         The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions closed in 2001. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance has been established during 2003 as the deferred tax asset is expected to exceed the deferred tax liabilities. The establishment of this valuation allowance in the six months ended June 30, 2003 has resulted in an effective tax rate of 17.36 percent compared to 37.87 percent for the six months ended June 30, 2002.

10.      HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         The Company follows the provisions of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" in its accounting for hedging activities. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Approximately $1,289 in cash settlements under derivative instruments classified as hedges is included in interest expense for the six months ended June 30, 2003.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         As of June 30, 2003, the Company has recorded $2,679 in "other noncurrent liabilities" relative to the fair value of derivative instruments including $1,829 representing derivative instruments that qualify for hedge accounting under SFAS No. 133. During the six month period ended June 30, 2003, the Company recognized gains of $481 (net of income tax benefit of $195) in other comprehensive income. During the six month period ended June 30, 2002, the Company recognized losses of $248 (net of income tax benefit of $151) in other comprehensive income. Other comprehensive income appears as a separate component of Stockholder's Equity as "Accumulated other comprehensive income," as illustrated below:

                                                FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                                 JUNE 30,
                                           -------------------------------------    -------------------------------------
                                                2003                 2002                2003                 2002
                                           ----------------    -----------------    ----------------    -----------------
        Net loss                           $       (18,393)    $       (28,736)     $       (48,800)    $       (56,869)
        Change in fair values of
           derivative instruments,
           net of income tax expense
           (benefit) of $80, $(330),
           $195 and $(151),
           respectively                                293                (540)                 481                (248)
                                           ----------------    -----------------    ----------------    -----------------

        Comprehensive loss                 $       (18,100)    $       (29,276)     $       (48,319)    $       (57,117)
                                           ================    =================    ================    =================

11.      COMMITMENTS AND CONTINGENCIES

         ACCESS REVENUE REFUND - On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees to the IXC for calls terminated on a wireless network indicating such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges.
         As a result of this ruling, Sprint has requested that the Company refund approximately $1.4 million of a total $5.6 million in amounts that had been previously paid to the Company by Sprint relative to terminating access fees. Although the Company has contested the refund of these amounts, a liability has been recorded relative to this contingency in the consolidated financial statements as of June 30, 2003.

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

         On January 23, 2001, the board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. The parties are in the process of selecting a panel of

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         three arbitrators. The Company believes that there is no basis for Mr. Brantley's claim and intends to vigorously defend the lawsuit.

         On January 8, 2003, a claim was made against the Company by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT sought to recover approximately $2.0 million from the Company relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC which was acquired by the Company in the first quarter of 2001. This claim was settled for $0.875 million during the second quarter of 2003.

         In addition to the above, the Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

12.      EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For the Company's leased telecommunication facilities, primarily consisting of cell sites and switch site operating leases, the Company has evaluated the impact of the adoption of SFAS No. 143 as of January 1, 2003 and determined that a liability cannot be reasonably estimated due to (1) the Company's inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) the Company's inability to estimate a potential range of settlement dates due to its ability to renew site leases after the initial lease expiration and (3) the Company's limited experience in abandoning cell site locations and actually incurring remediation costs. In addition to cell sites and switch site operating leases, the Company also has leases for office and retail locations that are subject to the provisions of SFAS No.
         143. The adoption of SFAS No. 143 to leased office and retail locations did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in January 2003. This abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this abstract is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and the Company has evaluated the impact of the adoption of the provisions of this abstract as of July 1, 2003.

         The Company has elected to apply the accounting provisions of this abstract on a prospective basis beginning July 1, 2003. Under the accounting provisions of this abstract, the Company will allocate amounts charged to customers between the sale of handsets and other equipment and the sale of wireless telecommunication services. In many cases, this will result in all amounts collected from the customer upon activation of the handset being allocated to the sale of the handset. As a result of this treatment, activation fees included in the consideration at the time of sale will be recorded as handset revenue. Prior to the adoption of the provisions of this abstract the Company had deferred activation fee revenue as well as activation costs in a like amount and amortized these revenues and costs over the average life of the Company's subscribers. The existing deferred revenue and costs at July 1, 2003 will continue to be amortized.

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

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

13.      GUARANTOR FINANCIAL STATEMENTS

         Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations LLC ("Operations") which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the 12 7/8% Senior Discounts Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors, the guarantor subsidiaries are wholly owned by the Company and the guarantee is full and unconditional.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


                                                     CONSOLIDATING BALANCE SHEET
                                                         AS OF JUNE 30, 2003
                                                       (DOLLARS IN THOUSANDS)

                                                              Guarantor       Non-Guarantor
                                              Issuer        Subsidiaries       Subsidiary       Eliminations       Consolidated
                                           -------------    --------------    -------------     --------------   ------------------
ASSETS
Current Assets:
   Cash and cash equivalents               $    27,420      $     60,181      $         23        $         --     $    87,624
   Restricted cash                               9,748                --                --                  --           9,748
   Customer accounts receivable, net                --            27,656                --                  --          27,656
   Receivable from Sprint                           --            22,704                --                  --          22,704
   Interest receivable                             404                --                --                  --             404
   Intercompany receivable                      82,515                --               394             (82,909)             --
   Inventory                                        --             5,421                --                  --           5,421
   Investment in subsidiary                    652,618                --                --            (652,618)             --
   Prepaid expenses and other assets                72             7,546                --                  --           7,618
   Deferred customer acquisition costs              --             8,414                --                  --           8,414
   Deferred tax asset                               --             5,988                --                  --           5,988
                                           -----------      ------------      ------------        ------------     -----------
       Total current assets                    772,777           137,910               417            (735,527)        175,577

Property and equipment, net                         --           434,187                --                  --         434,187
Debt issuance costs, net                        19,275            11,641                --                  --          30,916
Intangible assets, net                              --           468,388                --                  --         468,388
Other noncurrent assets                             --             7,699                --                  --           7,699
                                           -----------      ------------      ------------        ------------     -----------
       Total assets                        $   792,052      $  1,059,825      $        417        $   (735,527)    $ 1,116,767
                                           ===========      ============      ============        ============     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                        $        --      $      9,601      $         --        $         --     $     9,601
   Accrued expenses                                115            36,662                --                  --          36,777
   Payable to Sprint                                --            25,921                --                  --          25,921
   Interest payable                             20,685             1,632                --                  --          22,317
   Deferred revenue                                 --            21,892                --                  --          21,892
   Intercompany payable                             --            82,909                --             (82,909)             --
   Payable to parent                                --                96                --                  --              96
   Current maturities of long term debt             --             7,500                --                  --           7,500
   Current installments of capital
     leases                                         --               698                --                  --             698
                                           -----------      ------------      ------------        ------------     -----------

       Total current liabilities                20,800           186,911                --             (82,909)        124,802

Capital lease obligations                           --               973                --                  --             973
Other noncurrent liabilities                        --             9,598                --                  --           9,598
Deferred tax liability                              --            17,642                --                  --          17,642
Senior secured debt                                 --           192,500                --                  --         192,500
12 7/8% senior discounts notes                 286,239                --                --                  --         286,239
12 1/2% senior notes                           250,000                --                --                  --         250,000
13 5/8% senior notes                           150,000                --                --                  --         150,000
                                           -----------      ------------      ------------        ------------     -----------
       Total liabilities                       707,039           407,624                --             (82,909)      1,031,754
                                           -----------      ------------      ------------        -------------    -----------

Stockholder's Equity:
   Preferred stock                                  --                --                --                  --              --
   Common stock                                     --                --                --                  --              --
   Additional paid-in capital                  799,230                --                --                  --         799,230
   LLC member's equity                              --           652,201               417            (652,618)             --
   Accumulated (deficit) earnings             (712,933)               --                --                  --        (712,933)
   Unearned compensation                          (215)               --                --                  --            (215)
   Accumulated other comprehensive
     loss, net of tax                           (1,069)               --                --                  --          (1,069)
                                           -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity               85,013           652,201               417            (652,618)         85,013
                                           -----------      ------------      ------------        ------------     -----------
       Total liabilities and
          stockholder's equity             $   792,052      $  1,059,825      $        417        $   (735,527)    $ 1,116,767
                                           ===========      ============      ============        ============     ===========

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                                               CONSOLIDATING STATEMENT OF OPERATIONS
                                             FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                                      (DOLLARS IN THOUSANDS)


                                                             Guarantor        Non-Guarantor
                                            Issuer          Subsidiaries       Subsidiary       Eliminations       Consolidated
                                        ---------------    ---------------    -------------    --------------    ----------------
Revenues:
       Subscriber revenues              $         --       $   114,550         $         --       $        --       $    114,550
       Roaming revenues                           --            35,040                   --                --             35,040
                                        ------------       -----------         ------------       -----------       ------------

         Service revenues                         --           149,590                   --                --            149,590
       Product sales                              --             5,804                   --                --              5,804
                                        ------------       -----------         ------------       -----------       ------------
         Total revenue                            --           155,394                   --                --            155,394

Costs and expenses:
       Cost of services and operations            --            80,282                   --                --             80,282
       Cost of products sold                      --            12,399                   --                --             12,399
       Selling and marketing                      --            26,584                   --                --             26,584
       General and administrative
          expenses                              410              5,398                   --                --              5,808
       Depreciation and amortization             --             27,419                   --                --             27,419
       Impairment of property and                --                 34                   --                --                 34
          equipment
       Non-cash compensation                     --                 38                   --                --                 38
                                        -----------        -----------         ------------       -----------       ------------
         Income (loss) from operations         (410)             3,240                   --                --              2,830
Equity in loss of subsidiaries                4,196                 --                   --            (4,196)                --
Interest and other income                       174                 74                   --                --                248
Interest expense                            (22,353)            (3,598)                  --                --            (25,951)
                                        ------------       ------------        ------------       -----------       -------------

       Loss before income tax benefit       (18,393)              (284)                  --            (4,196)           (22,873)
Income tax benefit                               --              4,480                   --                --              4,480
                                        -----------        -----------         ------------       -----------       ------------

       Net income (loss)                $   (18,393)       $     4,196         $         --       $    (4,196)      $    (18,393)
                                        ===========        ===========         ============       ============      ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                                               CONSOLIDATING STATEMENT OF OPERATIONS
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                       (DOLLARS IN THOUSANDS)


                                                              Guarantor        Non-Guarantor
                                             Issuer          Subsidiaries       Subsidiary       Eliminations       Consolidated
                                         ---------------    ---------------    -------------    --------------    ----------------
Revenues:
       Subscriber revenues               $         --       $   218,574         $         --       $        --       $    218,574
       Roaming revenues                            --            66,830                   --                --             66,830
                                         ------------       -----------         ------------       -----------       ------------

         Service revenues                          --           285,404                   --                --            285,404
       Product sales                               --            11,098                   --                --             11,098
                                         ------------       -----------         ------------       -----------       ------------
         Total revenue                             --           296,502                   --                --            296,502

Costs and expenses:
       Cost of services and operations             --           159,599                   --                --            159,599
       Cost of products sold                       --            25,243                   --                --             25,243
       Selling and marketing                       --            54,730                   --                --             54,730
       General and administrative
          expenses                               498              8,835                   --                --              9,333
       Depreciation and amortization              --             54,301                   --                --             54,301
       Impairment of property and                 --                394                   --                --                394
          equipment
       Non-cash compensation                      --                 79                   --                --                 79
                                         -----------        -----------         ------------       -----------       ------------
         Loss from operations                   (498)            (6,679)                  --                --             (7,177)
Equity in loss of subsidiaries                (4,311)                --                   --             4,311                 --
Interest and other income                        439                178                   --                --                617
Interest expense                             (44,430)            (8,058)                  --                --            (52,488)
                                         -----------        ------------        ------------       -----------       ------------

       Loss before income tax benefit        (48,800)           (14,559)                  --             4,311            (59,048)
Income tax benefit                                --             10,248                   --                --             10,248
                                         -----------        -----------         ------------       -----------       ------------

       Net loss                          $   (48,800)       $    (4,311)        $         --       $     4,311       $    (48,800)
                                         ===========        ============        ============       ===========       ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                                               CONSOLIDATING STATEMENT OF CASH FLOWS
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                       (DOLLARS IN THOUSANDS)


                                                                       Guarantor      Non-Guarantor
                                                        Issuer        Subsidiaries     Subsidiary     Eliminations    Consolidated
                                                    --------------   ---------------  -------------  ---------------  ------------
Cash flows from operating activities:
Net loss                                            $    (48,800)   $    (4,311)     $        --     $      4,311   $    (48,800)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
   Equity in loss of subsidiaries                          4,311             --               --           (4,311)            --
   Non-cash compensation expense                              --             79               --              --              79
   Provision for bad debts                                    --         10,000               --              --          10,000
   Non-cash interest benefit on derivative
     instruments                                              --           (261)              --              --            (261)
   Depreciation and amortization of property
     and equipment                                            --         34,268               --              --          34,268
   Amortization of intangibles assets                         --         20,033               --              --          20,033
   Amortization of financing costs included in
     interest expense                                      1,011          1,226               --              --           2,237
   Amortization of discounted interest                       198             --               --              --             198
   Deferred tax benefit                                       --        (10,248)              --              --         (10,248)
   Interest accreted on discount notes                    17,377             --               --              --          17,377
   Impairment of property and equipment                       --            394               --              --             394
   (Increase) decrease in:
      Receivables                                            569         (2,112)              --              --          (1,543)
      Inventory                                               --          1,989               --              --           1,989
      Prepaid expenses and other assets                      (72)        (1,306)              --              --          (1,378)
   Decrease in:
      Accounts payable and accrued expenses                  113         (4,721)              --              --          (4,608)
                                                    ------------    -----------      -----------     -----------    ------------

      Net cash  provided by (used in) operating
         activities                                      (25,293)        45,030               --              --          19,737
                                                    ------------    -----------      -----------     -----------    ------------

Cash flows from investing activities:
   Proceeds from sale of assets                               --          2,454               --              --           2,454
   Purchases of property and equipment                        --        (19,196)              --              --         (19,196)
   Change in intercompany balances                        10,089        (10,089)               --              --              --
                                                      ------------    -----------      -----------     -----------    ------------

      Net cash provided by (used in) investing
         activities                                       10,089        (26,831)              --              --         (16,742)
                                                    ------------    -----------      -----------     -----------    ------------

Cash flows from financing activities:
   Capital distribution to parent                           (174)            --               --              --            (174)
   Payments on capital leases                                 --           (699)              --              --            (699)
   Change in restricted cash                              24,977             --               --              --          24,977
                                                    ------------    -----------      -----------     -----------    ------------

      Net cash  provided by (used in) financing
         activities                                       24,803           (699)              --              --          24,104
                                                    ------------    -----------      -----------     -----------    ------------

      Net increase in cash and cash equivalents            9,599         17,500               --              --          27,099
Cash and cash equivalents at beginning of period          17,821         42,681               23              --          60,525
                                                    ------------    -----------      -----------     -----------    ------------

Cash and cash equivalents at end of period          $     27,420    $    60,181      $        23     $        --    $     87,624
                                                    ============    ===========      ===========     ===========    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                             Guarantor      Non-Guarantor
                                              Issuer       Subsidiaries      Subsidiary     Eliminations     Consolidated
                                          ---------------  --------------   -------------  -------------   ----------------
 Revenues:
     Subscriber revenues                  $         --      $    92,580       $         --    $        --      $     92,580
     Roaming revenues                               --           33,457                 --             --            33,457
                                          ------------      -----------       ------------    -----------      ------------

       Total service revenues                       --          126,037                 --             --           126,037
     Product sales                                  --            4,752                 --             --             4,752
                                          ------------      -----------       ------------    -----------      ------------
       Total revenue                                --          130,789                 --             --           130,789

 Costs and expenses:
     Cost of services and operations                --           85,289                 --             --            85,289
     Cost of products sold                          --            9,113                 --             --             9,113
     Selling and marketing                          --           26,960                 --             --            26,960
     General and administrative expenses            28            3,025                 --             --             3,053

     Depreciation and amortization                  --           26,344                 --             --            26,344
     Impairment of property and equipment           --            1,332                 --             --             1,332
                                           -----------      -----------       ------------    -----------      ------------

       Loss from operations                        (28)         (21,274)                --             --           (21,302)
 Equity in loss of subsidiaries                 (8,045)              --                 --          8,045                --
 Interest and other income                         634              209                 28             --               871
 Interest expense                              (21,297)          (4,523)                --             --           (25,820)
                                           -----------      -----------       ------------    -----------      ------------

     Net income (loss) before
        income tax benefit                     (28,736)         (25,588)                28          8,045           (46,251)
 Income tax benefit                                 --           17,515                 --             --            17,515
                                           -----------      -----------       ------------    -----------      ------------

     Net income (loss)                     $   (28,736)     $    (8,073)      $         28    $     8,045      $    (28,736)
                                           ===========      ===========       ============    ===========      ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                                            CONSOLIDATING STATEMENT OF OPERATIONS
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                         (UNAUDITED)


                                                              Guarantor     Non-Guarantor
                                               Issuer       Subsidiaries     Subsidiary      Eliminations     Consolidated
                                           ---------------  --------------  -------------    ------------   ----------------
Revenues:
     Subscriber revenues                   $         --     $   186,078      $         --     $        --      $    186,078
     Roaming revenues                                --          60,025                --              --            60,025
                                           ------------     -----------      ------------     -----------      ------------

       Total service revenues                        --         246,103                --              --           246,103
     Product sales                                   --          13,073                --              --            13,073
                                           ------------     -----------      ------------     -----------      ------------
       Total revenue                                 --         259,176                --              --           259,176

Costs and expenses:
     Cost of services and operations                 --         163,818                --              --           163,818
     Cost of products sold                           --          23,230                --              --            23,230
     Selling and marketing                           --          55,857                --              --            55,857
     General and administrative
        expenses                                     91           6,697                --              --             6,788

     Depreciation and amortization                   --          51,207                --              --            51,207
     Impairment of property and
        equipment                                    --           1,332                --              --             1,332
                                            -----------     -----------      ------------     -----------      ------------

       Loss from operations                         (91)        (42,965)               --              --           (43,056)
Equity in loss of subsidiaries                  (15,784)             --                --          15,784                --
Interest and other income                         1,356             789                59              --             2,204
Interest expense                                (42,350)         (8,324)               --              --           (50,674)
                                            ------------    -----------      ------------     -----------      ------------

     Net income (loss)before income tax
       Benefit                                  (56,869)        (50,500)               59          15,784           (91,526)
Income tax benefit                                   --          34,657                --              --            34,657
                                            -----------     -----------      ------------     -----------      ------------

     Net income (loss)                      $   (56,869)    $   (15,843)     $         59     $    15,784      $    (56,869)
                                            ===========     ===========      ============     ===========      ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                                              CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                           (UNAUDITED)


                                                                     Guarantor     Non-Guarantor
                                                       Issuer       Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                   --------------  --------------  -------------  ---------------  ------------
Cash flows from operating activities:
Net income (loss)                                  $    (56,869)  $   (15,843)    $        59     $    15,784    $    (56,869)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
   Equity in loss of subsidiaries                        15,784            --              --         (15,784)             --
   Provision for bad debt                                    --        19,265              --              --          19,265
   Non-cash interest expense on hedge arrangements           --           113              --              --             113
   Depreciation and amortization of property
       and equipment                                         --        31,072              --              --          31,072
   Amortization of intangible assets                         --        20,135              --              --          20,135
   Amortization of financing costs included in
       interest expense                                     977         1,104              --              --           2,081
   Amortization of discounted interest                      198            --              --              --             198
   Deferred tax benefit                                      --       (34,657)             --              --         (34,657)
   Interest accreted on discount note                    15,332            --              --              --          15,332
   Impairment of property and equipment                      --         1,332              --              --           1,332
   (Increase) decrease in:
      Receivables                                           833       (25,546)             --              --         (24,713)
      Inventory                                              --           (58)             --              --             (58)
      Prepaid expenses and other assets                      (9)       (2,411)             --              --          (2,420)
   Increase (decrease) in:
      Accounts payable and accrued expenses                   2         4,359              --              --           4,361
                                                   ------------   -----------     -----------     -----------    ------------

      Net cash provided by (used in) operating
          activities                                    (23,752)       (1,135)             59              --         (24,828)
                                                   ------------   -----------     -----------     -----------    ------------

Cash flows from investing activities:
   Proceeds from sale of assets                              --           379              --              --             379
   Purchases of property and equipment                       --       (67,001)             --              --         (67,001)
   Intercompany receivable                                   99           (99)             --              --              --
   Other                                                     --            41              --              --              41
                                                   ------------   -----------     -----------     -----------    ------------

      Net cash provided by (used in) investing
          activities                                         99       (66,680)             --              --         (66,581)
                                                   ------------   -----------     -----------     -----------    ------------

Cash flows from financing activities:
   Capital contributions                                     --           402              --              --             402
   Borrowings under senior secured debt                      --        12,838              --              --          12,838
   Payments on capital leases                                --          (337)             --              --            (337)
   Change in restricted cash                             23,681        11,854              --              --          35,535
                                                   ------------   -----------     -----------     -----------    ------------

      Net cash provided by financing activities          23,681        24,757              --              --          48,438
                                                   ------------   -----------     -----------     -----------    ------------

      Net increase (decrease) in cash and
      cash equivalents                                       28       (43,058)             59              --         (42,971)
Cash and cash equivalents at beginning of
   period                                                 2,541        87,116          15,015              --         104,672
                                                   ------------   -----------     -----------     -----------    ------------

Cash and cash equivalents at end of period         $      2,569   $    44,058     $    15,074     $        --    $     61,701
                                                   ============   ===========     ===========     ===========    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                                                   CONSOLIDATING BALANCE SHEET
                                                     AS OF DECEMBER 31, 2002
                                                     (DOLLARS IN THOUSANDS)


                                                                   Guarantor    Non-Guarantor
                                                     Issuer      Subsidiaries    Subsidiary    Eliminations     Consolidated
                                                  -------------  -------------- ------------- --------------  ------------------
ASSETS
Current Assets:
   Cash and cash equivalents                      $    17,821    $     42,681   $         23     $         --   $    60,525
   Restricted cash                                     34,725              --             --               --        34,725
   Customer accounts receivable, net                       --          27,926             --               --        27,926
   Receivable from Sprint                                  --          30,322             --               --        30,322
   Interest receivable                                    973              --             --               --           973
   Intercompany receivable                             93,191             587            394          (94,172)           --
   Inventory                                               --           7,410             --               --         7,410
   Investment in subsidiary                           656,369              --             --         (656,369)           --
   Prepaid expenses and other assets                       --           7,239             --               --         7,239
   Deferred customer acquisition costs                     --           7,312             --               --         7,312
   Deferred tax asset                                      --           5,988             --               --         5,988
                                                  -----------    ------------   ------------     ------------   -----------
       Total current assets                           803,079         129,465            417         (750,541)      182,420

Notes receivable                                           --          35,005             --          (35,005)           --
Property and equipment, net                                --         458,946             --               --       458,946
Debt issuance costs, net                               20,484          12,867             --               --        33,351
Intangible assets, net                                     --         488,421             --               --       488,421
Other noncurrent assets                                    --           7,802             --               --         7,802
                                                  -----------    ------------   ------------     ------------   -----------
       Total assets                               $   823,563    $  1,132,506   $        417     $   (785,546)  $ 1,170,940
                                                  ===========    ============   ============     ============   ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                               $        --    $     27,203   $         --     $         --   $    27,203
   Accrued expenses                                         3          34,900             --               --        34,903
   Payable to Sprint                                       --          24,649             --               --        24,649
   Interest payable                                    20,685           1,557             --               --        22,242
   Deferred revenue                                        --          18,901             --               --        18,901
   Intercompany payable                                   587          93,585             --          (94,172)           --
   Current installments of capital
      leases                                               --           1,064             --               --         1,064
                                                  -----------    ------------   ------------     ------------   -----------

       Total current liabilities                       21,275         201,859             --          (94,172)      128,962

Capital lease obligations                                  --           1,355             --               --         1,355
Other noncurrent liabilities                               --          45,646             --          (35,005)       10,641
Deferred tax liability                                     --          27,694             --               --        27,694
Senior secured debt                                        --         200,000             --               --       200,000
12 7/8% senior discounts notes                        268,862              --             --               --       268,862
12 1/2% senior notes                                  250,000              --             --               --       250,000
13 5/8% senior notes                                  150,000              --             --               --       150,000
                                                  -----------    ------------   ------------     ------------   -----------
       Total liabilities                              690,137         476,554             --         (129,177)    1,037,514
                                                  -----------    ------------   ------------     ------------   -----------

Stockholder's Equity:
   Preferred stock                                         --              --             --               --            --
   Common stock                                            --              --             --               --            --
   Additional paid-in capital                         799,403              --             --               --       799,403
   LLC member's equity                                     --         655,952            417         (656,369)           --
   Accumulated (deficit) earnings                    (664,133)             --             --               --      (664,133)
   Unearned compensation                                 (294)             --             --               --          (294)
   Accumulated other comprehensive
      income, net of tax                               (1,550)             --             --               --        (1,550)
                                                  -----------    ------------   ------------     ------------   ------------
       Total stockholder's equity                     133,426         655,952            417         (656,369)      133,426
                                                  -----------    ------------   ------------     ------------   -----------
       Total liabilities and
          stockholder's equity                    $   823,563    $  1,132,506   $        417     $   (785,546)  $ 1,170,940
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

          o statements regarding our anticipated revenues, expense levels, liquidity, capital resources and operating losses; and

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

DEFINITIONS OF OPERATING AND NON-GAAP FINANCIAL MEASURES

         We provide reader's financial measures generated using generally accepted accounting principles ("GAAP") and using adjustments to GAAP ("Non-GAAP"). These financial measures reflect industry conventions or standard measures of liquidity, profitability or performance commonly used by the investment community for comparability purposes. The Non-GAAP financial measures and other operating metrics used in this document include the following:

          o Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as net income (loss) plus net interest expense, depreciation expense, amortization expense and other non-cash expense items. EBITDA is a measure used by the investment community for comparability as well as in our debt covenants for compliance purposes and is not intended to represent the results of our operations in accordance with GAAP.

          o Free cash flow is defined as EBITDA less net cash requirements for capital expenditures and debt service requirements.

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

GENERAL

         Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of the PCS network of Sprint. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At June 30, 2003, we had approximately 677,000 subscribers. As of June 30, 2003, our accumulated deficit is $712.9 million and we have incurred a significant amount of capital expenditures in connection with constructing our portion of the PCS network of Sprint and developing our business infrastructure including the establishment of our retail distribution channels. While we anticipate losses to continue, we expect revenue to continue to increase as our subscriber base increases.

         On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of three additional PCS Affiliates of Sprint, bringing our total licensed POPs to approximately 15.8 million at June 30, 2003.

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

         We recognize revenues from our subscribers, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers when their customers roam onto our portion of the PCS network of Sprint. Sprint retains 8% of all collected service revenue from our subscribers (not including products sales) and fees collected from other wireless service providers when their customers roam onto our portion of the PCS network of Sprint. We report the amount retained by Sprint as an operating expense. In addition, Sprint bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges which we do not record. Sprint collects these amounts from the subscribers and remits them to the appropriate entity.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables and our history is somewhat limited due to the number of changes that have historically been made to credit policies. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. Under PCS service plans from Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 and generally require deposits in the amount of the limit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our customer additions during 2001 were under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers, and features increased back office controls with respect to collection efforts. We reinstated the deposit for customers in other credit classes on the Clear Pay program as of February 24, 2002 and we believe that this program, referred to as Clear Pay II, has reduced our bad debt exposure.

         REVENUE RECOGNITION - We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. In the past, we have deferred this activation fee and recorded the activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

         We recognize revenue for product sales in connection with our sales of handsets and accessories through our retail stores and our local indirect retailers. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. For handsets sold through channels controlled by Sprint that are activated by a subscriber in our territory, we reimburse Sprint for the amount of subsidy incurred by them in connection with the sale of these handsets.

         Effective July 1, 2003, we have adopted the accounting provisions of Emerging Issues Task Force ("EITF") Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." See further discussion under Recently Issued Accounting Pronouncements in this section.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, equipment and intangibles, comprise approximately 81 percent of our total assets as of June 30, 2003. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2002

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 677,000 at June 30, 2003 compared to approximately 571,000 at June 30, 2002. This growth of approximately 106,000 subscribers or 19 percent year over year compares to 81 percent growth from June 30, 2001 to June 30, 2002. The decline in the rate of growth from 2002 to 2003 is due to the fact that markets were being launched during 2001 where our coverage area increased from 4.5 million to 11.2 million covered POPs. During 2002 our coverage area increased from 11.2 million to 11.8 million covered POPs as we had substantially completed the build-out of our network by the end of 2001. During the second quarter of 2003 our coverage area increased to 11.9 million covered POPs.

         Monthly churn for the second quarter of 2003 was approximately 2.5 percent compared to approximately 3.2 percent for the second quarter of 2002. This level of churn in the second quarter of 2003 also represented an improvement over the first quarter of 2003 where we experienced monthly churn of
3.0 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Churn increased significantly during 2002 as the result of a significantly higher level of involuntary deactivations of subscribers for non-payment. This was driven by the addition of a significant number of sub-prime credit quality subscribers in 2001 under the Clear Pay/NDASL program. We reinstated deposit requirements for sub-prime credit quality subscribers in our markets in February 2002 and began to see the impact of this change in the form of decreasing churn beginning in the fourth quarter of 2002 where churn declined to 3.4 percent from 3.8 percent in the third quarter of 2002. This trend has continued through the first six months of 2003.

         Our CPGA includes handset subsidies on new subscriber activations, and selling and marketing costs and was approximately $375 per gross addition in the second quarter of 2003, which was consistent with the $377 per gross addition in the second quarter of 2002. Our CPGA increased $33 in the second quarter of 2003 over the $342 per gross addition we experienced in the first quarter of 2003. As overall subscriber growth on a national basis has declined, competition among the wireless communications providers has become more intense. As a result of this competition for both new subscribers and existing subscribers from other carriers, promotional efforts have increased in terms of handset rebates and other promotional activities which increases the up front costs in acquiring customers.

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

         Subscriber revenues were $114,550 for the quarter ended June 30, 2003 compared to $92,580 for the quarter ended June 30, 2002. This increase of 24 percent was primarily due to the 19 percent increase in our subscriber base discussed above. The percentage increase in revenue was more than the percentage increase in subscribers due to a one time revenue adjustment of $5.4 million in the second quarter of 2002 relative to an FCC ruling regarding terminating access charges. Subscriber revenues were $218,574 for the six months ended June 30, 2003 compared to $186,078 for the six months ended June 30, 2002. This increase of 17 percent was also primarily due to the increase in the subscriber base after considering the one time revenue adjustment in the second quarter of 2002. ARPU decreased in the second quarter of 2003 to $57 compared to $59 (before the one time revenue adjustment discussed previously) in the second quarter of 2002. ARPU decreased in the first six months of 2003 to $56 compared to $59 (before the one time revenue adjustment discussed previously) in the first six months of 2002. This decrease is attributable to lower monthly recurring charges for plans with larger buckets of minutes being offered as a result of the increased level of competition in the marketplace. The larger buckets of minutes result in fewer minutes over plan and less revenue from those overage minutes.

         Roaming revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territories that roam onto our portion of the PCS network of Sprint. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming relative to Sprint subscribers are identical. This rate was 10 cents per minute during 2002. During 2003 this reciprocal rate decreased to 5.8 cents per minute. The decline in rates was offset by increases in roaming minutes due to the fact that we added additional base stations after the second quarter of 2002 which allowed us to capture additional roaming traffic as well as the growth in the customer bases of Sprint and other PCS providers. Sprint has indicated that the reciprocal rate for 2003 of 5.8 cents per minute represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. This rate went into effect on January 1, 2003. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the underlying network and are currently in discussions with Sprint as to the determination of this rate. The toll rate for long distance charges associated with Sprint roaming is expected to remain at approximately 2 cents per minute. We have also experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint which traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers. We had approximately 395 million minutes of inbound roaming traffic in the second quarter of 2003 compared to approximately 265 million minutes of inbound roaming traffic in the second quarter of 2002. The increase in minutes offset by the decrease in rates accounted for the 5 percent overall increase in roaming revenue to $35,040 in the second quarter of 2003 from $33,457 in the second quarter of 2002. We had approximately 735 million minutes of inbound roaming traffic in the first six months of 2003 compared to approximately 476 million minutes of inbound roaming traffic in the first six months of 2002. The increase in minutes offset by the decrease in rates accounted for the 11 percent overall increase in roaming revenue to $66,830 in the first six months of 2003 from $60,025 in the first six months of 2002.

         PRODUCT SALES AND COST OF PRODUCTS SOLD - We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and costs of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we receive a credit from Sprint, which is less than the amount we originally paid for the handset.

         Product sales revenue for the second quarter of 2003 was $5,804 compared to $4,752 for the second quarter of 2002. Cost of products sold for the second quarter of 2003 was $12,399 compared to $9,113 for the second quarter of 2002. As such the subsidy on handsets sold through our retail and local indirect channels was $6,595 in the second quarter of 2003 and $4,361 in the second quarter of 2002. On a per activation basis (excluding handsets sold to existing subscribers), the subsidy was approximately $117 per activation in the second quarter of 2003 and approximately $94 per activation in the second quarter of 2002. Product sales revenue for the first six months of 2003 was $11,098 compared to $13,073 for the first six months of 2002. Cost of products sold for the first six months of 2003 was $25,243 compared to $23,230 for the first six months of 2002. As such the subsidy on handsets sold through our retail and local indirect channels was $14,145 in the first six months of 2003 and $10,157 in the first six months of 2002. On a per activation basis (excluding handsets sold to existing subscribers), the subsidy was approximately $116 per activation in the first six months of 2003 and approximately $97 per activation in the first six months of 2002. The increase in subsidy per activation in 2003 compared to 2002 is due to more aggressive promotional efforts, which involved a higher level of instant rebates and other discounts on handset prices for competitive reasons.

         COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $81,454 in the second quarter of 2003 were approximately 4 percent less than the $85,289 incurred in the second quarter of 2002. Expenses of $160,771 in the first six months of 2003 were approximately 2 percent less than the $163,818 incurred in the first six months of 2002. Network operating costs remained relatively stable as our network build-out is substantially complete and we are beginning to realize the benefits of our capital investment as we continue to add subscribers to the network. The improvements noted in overall cost of service and operations were primarily driven by reduced bad debt expense in 2003 compared to 2002 as we begin to see the benefit of reinstating deposits requirements in 2002. Total minutes of use on our network were 1.5 billion minutes in the second quarter of 2003 compared to 1,005 million minutes in the second quarter of 2002 for an increase in traffic of 49 percent. Total minutes of use on our network were 2.8 billion minutes in the first six months of 2003 compared to 1.9 billion minutes in the first six months of 2002 for an increase in traffic of 47 percent.

         SELLING AND MARKETING (EXCLUDING NON-CASH COMPENSATION) - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $3,826 and $4,462 in the second quarter of 2003 and 2002, respectively. The amount of handset subsidy included in selling and marketing was $8,172 and $7,865 in the first six months of 2003 and 2002, respectively. Total selling and marketing expenses of $26,584 in the second quarter of 2003 were consistent with the $26,960 incurred in the second quarter of 2002. Total selling and marketing expenses of $54,730 in the first six months of 2003 were consistent with the $55,857 incurred in the first six months of 2002.

         GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) - General and administrative expenses include corporate costs and expenses such as our administration and finance. General and administrative expenses of $5,808 in the second quarter of 2003 were 90 percent higher than the $3,053 incurred in the second quarter of 2002. General and administrative expenses of $9,333 in the first six months of 2003 were 37 percent higher than the $6,788 incurred in the first six months of 2002. The increase in 2003 has been the result of increased professional fees related to various efforts in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002 and professional fees and other expenses associated with advisory services in the evaluation of strategic business opportunities and long-term business planning.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property, plant and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $17,403 in the second quarter of 2003 which was 8 percent higher than the $16,141 recorded in the second quarter of 2002. Depreciation totaled $34,268 in the first six months of 2003 which was 10 percent higher than the $31,072 recorded in the first six months of 2002. The increase in 2003 is due to the increase in depreciable costs as a result of our capital expenditures in the last half of 2002 and the first half of 2003.

         Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to the agreements with Sprint and the customer base acquired. Amortization expense of $10,016 in the second quarter of 2003 was consistent with the $10,203 in the second quarter of 2002. Amortization expense of $20,033 in the first six months of 2003 was consistent with the $20,135 in the first six months of 2002.

         IMPAIRMENT OF PROPERTY AND EQUIPMENT - We recorded impairments of property and equipment in the second quarter and first six months of 2003 of $34 and $394, respectively, compared to $1,332 in the second quarter and first six months of 2002. The decrease in 2003 is attributable to a switch site location that was abandoned in 2002 resulting in a charge of $1,332 in the second quarter of 2002.

         NON-CASH COMPENSATION - Non-cash compensation expense of $38 and $79 in the second quarter and first six months of 2003, respectively, related to shares of Alamosa Holdings restricted stock that were awarded to our officers in October and December of 2002. Certain of our officers received a total of 800,000 shares of restricted stock at a discount to market price that will vest over a three-year period. Compensation expense relative to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse.

         OPERATING INCOME (LOSS) - Our operating income for the second quarter of 2003 was $2,830 compared to a loss of $21,302 for the second quarter of 2002 representing an improvement of $24,132. Our operating loss for the first six months of 2003 was $7,177 compared to $43,056 for the first six months of 2002 representing an improvement of $35,879. This improvement is primarily attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $248 in the second quarter of 2003 was 72 percent less than the $871 earned in the second quarter of 2002. Income of $617 in the first six months of 2003 was 72 percent less than the $2,204 earned in the first six months of 2002. The decrease in interest earned is due to the fact that excess cash and investments were liquidated during 2002 in connection with funding our capital expenditures and operating cash flow losses as well as making interest payments from restricted cash.

         INTEREST EXPENSE - Interest expense for the second quarter and first six months of 2003 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $8,825 and $17,377, respectively, as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. Total interest expense of $25,951 in the second quarter of 2003 is consistent with the expense of $25,820 in the second quarter of 2002. Total interest expense of $52,488 in the first six months of 2003 is 4 percent higher than expense of $50,674 in the first six months of 2002 primarily due to the increased level of advances under senior secured borrowings.

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

         The reversal of the timing differences which gave rise to these deferred tax liabilities will allow us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a net deferred tax benefit in our consolidated statement of operations. During the first quarter of 2003 we reinstated a valuation allowance due to the fact that the timing differences that give rise to the deferred tax asset are expected to exceed the timing differences that give rise to the deferred tax liabilities and there is uncertainty as to whether we will recognize the benefit of those deferred taxes in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES - Operating cash flows were $19,737 in the first six months of 2003 and negative $24,828 in the first six months of 2002. The increase in operating cash flows of $44,565 is primarily related to a decrease in net loss before non-cash items of $27,275 coupled with working capital changes of $17,290.

         INVESTING ACTIVITIES - Our investing cash flows were a negative $16,742 in the first six months of 2003 compared to a negative $66,581 in the first six months of 2002. Our cash capital expenditures for the first six months of 2003 totaled $19,196 while our cash capital expenditures for the first six months of 2002 totaled $67,001.

         FINANCING ACTIVITIES - Our financing cash flows decreased in the first six months of 2003 to $24,104 from $48,438 in the first six months of 2002. In 2003, we received $24,977 in restricted cash which was released from escrow to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes. In 2002 we received $12,838 in proceeds representing the remaining borrowings under the term portion of our Senior Secured Credit Facility as well as $35,535 in restricted cash which was released from escrow to make interest payments on the 12 1/2% Senior Notes and the 13 5/8% Senior Notes.

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

         SENIOR NOTES - On February 8, 2000, Alamosa (Delaware) issued $350.0 million face amount of senior discount notes (the "12 7/8% Senior Discount Notes"). The 12 7/8% Senior Discount Notes mature in ten years (February 15,
2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which interest will be paid in cash semiannually.

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

         SENIOR SECURED CREDIT FACILITY - On February 14, 2001, we entered into a $280.0 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; EDC as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the acquisitions of two PCS Affiliates of Sprint. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the acquisitions, (ii) to refinance existing indebtedness under our credit facility with EDC and under the existing credit facilities of the acquired companies, and (iii) to pay transaction costs This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of another PCS Affiliate of Sprint. The facility was again amended in August 2001 to, among other things, modify financial covenants and reduce the maximum borrowing to $225 million of which $200 million is outstanding as of June 30, 2003. The remaining proceeds will be used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs.

         On September 26, 2002 we entered into the sixth amendment to the amended and restated credit agreement relative to the Senior Secured Credit Facility which among other things, modified certain financial and statistical covenants. As a result of the amendment, we are required to maintain a minimum cash balance of $10 million.

         The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25 million revolving portion of the Senior Secured Credit Facility. The first $10 million can be drawn if cash balances fall below $15 million and we substantiate through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. As of June 30, 2003, our leverage ratio was 9.35 to 1.

         The terms of this credit facility contain numerous financial and other covenants the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact to us.

         As of June 30, 2003, we had $87,624 in cash and cash equivalents plus an additional $9,748 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility subject to the restrictions discussed previously. We believe that this $122,372 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through the point where such requirements will be funded through free cash flow.

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

FUTURE TRENDS THAT MAY AFFECT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

         We may not be able to sustain our planned growth or obtain sufficient revenue to achieve and sustain profitability. Recently, we have experienced slowing net customer growth. Net customer growth was approximately 48,000 net subscribers in the first quarter of 2002, 20,000 net subscribers in the second quarter of 2002, 20,000 net subscribers in the third quarter of 2002 and improved to 31,000 net subscribers in the fourth quarter of 2002 due to seasonal activity. We added 24,000 net subscribers in the second quarter of 2003, which was less than the 31,000 net subscribers added in the first quarter of 2003. The trend of slowing subscriber growth experienced during 2002 is attributable to increased churn and competition, slowing wireless subscriber growth and weakened consumer confidence. The improvement in the first half of 2003 is primarily attributable to decreased churn resulting from measures put in place in 2002 to slow the addition of subscribers with sub-prime credit characteristics. We are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment in acquiring those subscribers. If the current trend of slowing net customer growth does not improve, it will lengthen the amount of time it will take for us to reach a sufficient number of customers to achieve free cash flow, which in turn will have a negative impact on liquidity and capital resources. Our business plan reflects continuing growth in subscribers and eventual free cash flow in 2003 as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers.

         We may continue to experience higher costs to acquire customers. For the second quarter of 2003, our CPGA was $375 per activation compared to $342 per activation in the first quarter of 2003. The fixed costs in our sales and marketing organization are being allocated among a smaller number of activations due to the slowdown in subscriber growth. In addition, handset subsidies have been increasing due to more aggressive promotional efforts. With a higher

CPGA, customers must remain on our network for a longer period of time at a stable ARPU to recover those acquisitions costs.

         We may continue to experience a higher churn rate. Our average customer monthly churn (net of deactivations that take place within 30 days of the activation date) for 2002 was 3.4 percent. This rate of churn is the highest that we have experienced on an annual basis since the inception of the Company and compares to 2.7 percent in 2001. We expect that in the near term churn will remain higher than historical levels as a result of a greater percentage of sub-prime versus prime credit class customers imbedded in the subscriber base in our territory as a result of various programs that were run during 2001 and the first two months of 2002 which encouraged sub-prime credit individuals to subscribe to our service. We have experienced a significantly higher rate of involuntary deactivations due to non-payment relative to these customers. During the second quarter of 2003 we experienced an improvement in our churn rate to
2.5 percent compared to 3.0 percent in the first quarter of 2003. If the improvement in churn we experienced in the first six months of 2003 does not continue or if churn increases over the long-term, we would lose the cash flow attributable to these customers and have greater than projected losses.

         We may experience a significantly lower reciprocal roaming rate with Sprint in 2003 and thereafter. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate. On April 27, 2001, we entered into an agreement with Sprint which reduced the reciprocal roaming rate from 20 cents per minute to 15 cents per minute beginning June 1, 2001, and to 12 cents per minute on October 1, 2001. For 2002, the rate was 10 cents per minute. On January 1, 2003, the reciprocal rate was reduced to 5.8 cents per minute which Sprint has indicated represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. We have not agreed that 5.8 cents per minute represents a fair and reasonable return on the cost of the underlying network and are currently in discussions with Sprint as to the determination of this rate. We are currently a net receiver of roaming with Sprint meaning that other PCS customers roam onto our network at a higher rate than our customers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint PCS travel minutes was 1.1 to 1 for the second quarter of 2003 and we expect this margin to trend close to 1 to 1 over time.

         Our ability to borrow funds under the revolving portion of the Senior Secured Credit Facility may be limited due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements covering our Senior Secured Credit Facility. We amended our credit agreement on September 26, 2002 and modified certain of the financial and operating covenants and are in compliance with the lending agreement at June 30, 2003. We believe we will meet the requirements of these covenants in future periods, however, if we do not, our ability to access the remaining $25,000 in the form of the revolving portion of the Senior Secured Credit Facility could be limited which could have a material adverse impact on our liquidity.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For our leased telecommunication facilities, primarily consisting of cell sites and switch site operating leases, we have evaluated the impact of the adoption of SFAS No. 143 as of January 1, 2003 and determined that a liability cannot be reasonably estimated due to (1) our inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) our inability to estimate a potential range of settlement dates due to our ability to renew site leases after the initial lease expiration and (3) our limited experience in abandoning cell site locations and actually incurring remediation costs. In addition to cell sites and switch site operating leases, we also have leases for office and retail locations that are subject to the provisions of SFAS No. 143. The adoption of SFAS No. 143 to leased office and retail locations did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this statement is not expected to have a material impact on our results of operations, financial position or cash flows.

         The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in January 2003. This abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this abstract is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and we have evaluated the impact of the adoption of the provisions of this abstract as of July 1, 2003.

         We have elected to apply the accounting provisions of this abstract on a prospective basis beginning July 1, 2003. Under the accounting provisions of this abstract, we will allocate amounts charged to customers between the sale of handsets and other equipment and the sale of wireless telecommunication services. In many cases, this will result in all amounts collected from the customer upon activation of the handset being allocated to the sale of the handset. As a result of this treatment, activation fees included in the consideration at the time of sale will be recorded as handset revenue. Prior to the adoption of the provisions of this abstract, we had deferred activation fee revenue as well as activation costs in a like amount and amortized these revenues and costs over the average life of our subscribers. The existing deferred revenue and costs at July 1, 2003 will continue to be amortized.

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

ITEM 4. CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

         On January 23, 2001, the board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against us and our Chairman, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. The parties are in the process of selecting a panel of three arbitrators. We believe that there is no basis for Mr. Brantley's claim and intend to vigorously defend the lawsuit.

         On January 8, 2003, a claim was made against us by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT sought to recover approximately $2.0 million from the Company relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC which was acquired by us in the first quarter of 2001. This claim was settled for $0.875 million during the second quarter of 2003.

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

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following set forth those exhibits filed pursuant to Item 601 of Regulation S-K:

         EXHIBIT INDEX

         Exhibit Number  Exhibit Title

              31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    /s/ KENDALL W. COWAN
                                    --------------------------------------
                                    Kendall W. Cowan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number    Exhibit Title

     31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.