Form 10-Q
period 2003-09-30
ALAMOSA DELAWARE INC
filed 2003-11-14
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________


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

YES [ ] NO [X]

As of November 14, 2003, 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                                     PAGE
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002                          3

           Consolidated Statements of Operations for the three months and nine
           months ended September 30, 2003 and 2002 (unaudited)                                                         4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)      5

           Notes to the Consolidated Financial Statements                                                               6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                       28

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                  42

Item 4.    Controls and Procedures                                                                                     42


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                           43

Item 2.    Changes in Securities and Use of Proceeds                                                                   43

Item 3.    Defaults Upon Senior Securities                                                                             43

Item 4.    Submission of Matters to a Vote of Security Holders                                                         44

Item 5.    Other Information                                                                                           44

Item 6.    Exhibits and Reports on Form 8-K                                                                            44

SIGNATURES                                                                                                             45

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollars in thousands, except share information)

                                                                          SEPTEMBER 30, 2003  DECEMBER 31, 2002
                                                                          ------------------  -----------------
ASSETS

Current assets:
   Cash and cash equivalents                                                  $    97,687        $    60,525
   Restricted cash                                                                      1             34,725
   Customer accounts receivable, net                                               28,307             27,926
   Receivable from Sprint                                                          26,018             32,576
   Interest receivable                                                                 --                973
   Inventory                                                                        6,020              7,410
   Prepaid expenses and other assets                                                8,018              7,239
   Deferred customer acquisition costs                                              8,354              7,312
   Deferred tax asset                                                               5,988              5,988
                                                                              -----------        -----------

     Total current assets                                                         180,393            184,674

   Property and equipment, net                                                    429,052            458,946
   Debt issuance costs, net                                                        29,692             33,351
   Intangible assets, net                                                         458,371            488,421
   Other noncurrent assets                                                          7,119              7,802
                                                                              -----------        -----------

     Total assets                                                             $ 1,104,627        $ 1,173,194
                                                                              ===========        ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                           $    16,741        $    27,203
   Accrued expenses                                                                40,943             34,903
   Payable to Sprint                                                               27,692             26,903
   Interest payable                                                                 9,152             22,242
   Deferred revenue                                                                22,494             18,901
   Current maturities of long term debt                                            15,000                 --
   Current installments of capital leases                                             592              1,064
   Payable to parent                                                                  365                 --
                                                                              -----------        -----------

     Total current liabilities                                                    132,979            131,216
                                                                              -----------        -----------

Long term liabilities:
   Capital lease obligations                                                          894              1,355
   Other noncurrent liabilities                                                    10,092             10,641
   Deferred tax liability                                                          12,439             27,694
   Senior secured debt                                                            185,000            200,000
   12 7/8% senior discount notes                                                  295,345            268,862
   12 1/2% senior notes                                                           250,000            250,000
   13 5/8% senior notes                                                           150,000            150,000
                                                                              -----------        -----------

     Total long term liabilities                                                  903,770            908,552
                                                                              -----------        -----------

     Total liabilities                                                          1,036,749          1,039,768
                                                                              -----------        -----------

Commitments and contingencies (see Note 12)                                            --                 --

Stockholder's equity:
   Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued          --                 --
   Common stock, $.01 par value; 9,000 shares authorized,
     100 and 100 shares issued and outstanding, respectively                           --                 --
   Additional paid-in capital                                                     799,230            799,403
   Accumulated deficit                                                           (730,340)          (664,133)
   Unearned compensation                                                             (170)              (294)
   Accumulated other comprehensive loss, net of tax                                  (842)            (1,550)
                                                                              -----------        -----------

     Total stockholder's equity                                                    67,878            133,426
                                                                              -----------        -----------

     Total liabilities and stockholder's equity                               $ 1,104,627        $ 1,173,194
                                                                              ===========        ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                              FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                              --------------------------   -------------------------
                                                                  2003           2002           2003           2002
                                                               ---------      ---------      ---------      ---------
Revenues:
   Subscriber revenues                                         $ 116,665      $ 103,642      $ 335,239      $ 289,720
   Roaming revenues                                               41,126         39,129        107,956         99,154
                                                               ---------      ---------      ---------      ---------

     Service revenues                                            157,791        142,771        443,195        388,874
   Product sales                                                   8,599          4,657         19,697         17,730
                                                               ---------      ---------      ---------      ---------

     Total revenues                                              166,390        147,428        462,892        406,604
                                                               ---------      ---------      ---------      ---------

Costs and expenses:
   Cost of service and operations (excluding non-cash
      compensation of $4 and $0 for the three months ended
      September 30, 2003 and 2002, respectively, and $12 and
      $0 for the nine months ended September 30, 2003 and
      2002, respectively)                                         83,313         92,560        242,912        256,378
   Cost of products sold                                          14,913         12,904         40,156         36,134
   Selling and marketing expenses (excluding non-cash
      compensation of $4 and $0 for the three months ended
      September 30, 2003 and 2002, respectively and $12 and
      $0 for the nine months ended September 30, 2003 and
      2002, respectively)                                         29,801         32,503         84,531         88,360
   General and administrative expenses (excluding
      non-cash compensation of $37 and $0 for the three
      months ended September 30, 2003 and 2002,
      respectively, and $100 and $0 for the nine months
      ended September 30, 2003 and 2002, respectively)             6,312          4,102         15,645         10,890
   Depreciation and amortization                                  28,235         26,897         82,536         78,104
   Impairment of goodwill                                             --        291,635             --        291,635
   Impairment of property and equipment                              291             --            685          1,332
   Non-cash compensation                                              45             --            124             --
                                                               ---------      ---------      ---------      ---------

     Total costs and expenses                                    162,910        460,601        466,589        762,833
                                                               ---------      ---------      ---------      ---------

     Income (loss) from operations                                 3,480       (313,173)        (3,697)      (356,229)
Interest and other income                                            186            678            803          2,882
Interest expense                                                 (26,519)       (26,158)       (79,007)       (76,832)
                                                               ---------      ---------      ---------      ---------

   Loss before income tax benefit                                (22,853)      (338,653)       (81,901)      (430,179)

Income tax benefit                                                 5,446         17,806         15,694         52,463
                                                               ---------      ---------      ---------      ---------

   Net loss                                                    $ (17,407)     $(320,847)     $ (66,207)     $(377,716)
                                                               =========      =========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    ------------------------------------
                                                                                         2003                 2002
                                                                                    ----------------     ---------------
Cash flows from operating activities:
Net loss                                                                            $      (66,207)      $     (377,716)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Non-cash compensation                                                                       124                   --
   Provision for bad debts                                                                  11,100               32,765
   Non-cash interest expense (benefit) on derivative instruments                              (468)                 503
   Accretion of asset retirement obligations                                                   524                   --
   Depreciation and amortization of property and equipment                                  52,486               47,702
   Amortization of intangible assets                                                        30,050               30,402
   Amortization of financing costs included in interest expense                              3,362                3,148
   Amortization of discounted interest                                                         297                  297
   Deferred tax benefit                                                                    (15,694)             (52,463)
   Interest accreted on discount notes                                                      26,483               23,365
   Impairment of property and equipment                                                        685                1,332
   Impairment of goodwill                                                                       --              291,635
   (Increase) decrease in:
     Receivables                                                                            (3,950)             (40,170)
     Inventory                                                                               1,390                 (915)
     Prepaid expenses and other assets                                                      (1,138)              (2,825)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                  (6,400)               1,357
                                                                                    ----------------     ---------------

     Net cash provided by (used in) operating activities                                    32,644              (41,583)
                                                                                    ----------------     ---------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                              2,496                  409
   Purchases of property and equipment                                                     (31,645)             (79,776)
   Net change in short term investments                                                         --                1,300
   Change in restricted cash                                                                34,724               59,705
   Other                                                                                        --                  189
                                                                                    ----------------     ---------------

     Net cash provided by (used in) investing activities                                     5,575              (18,173)
                                                                                    ----------------     ---------------

Cash flows from financing activities:
   Borrowings under senior secured debt                                                         --               12,838
   Debt issuance costs                                                                          --               (1,350)
   Capital contributions (distributions)                                                      (173)                 577
   Payments on capital leases                                                                 (884)                (570)
                                                                                    ----------------     ---------------

     Net cash provided by (used in) financing activities                                    (1,057)              11,495
                                                                                    ----------------     ---------------

Net increase (decrease) in cash and cash equivalents                                        37,162              (48,261)
Cash and cash equivalents at beginning of period                                            60,525              104,672
                                                                                    ----------------     ---------------

Cash and cash equivalents at end of period                                          $       97,687       $       56,411
                                                                                    ================     ===============

Supplemental disclosure of non-cash financing and investing activities:
   Capitalized lease obligations incurred                                           $           73       $          613
   Asset retirement obligations capitalized                                         $        1,243       $           --
   Change in accounts payable for purchases of
     property and equipment                                                         $       (7,065)      $      (24,368)

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

                            ALAMOSA (DELAWARE), INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet at September 30, 2003, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2003 and 2002, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2002. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

         Certain reclassifications have been made to prior period balances to conform to current period presentation. Changes in restricted cash have been reclassified from cash flows from financing activities to cash flows from investing activities for all periods presented.

2.       ORGANIZATION AND BUSINESS OPERATIONS

         Alamosa (Delaware), Inc. is a direct wholly owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS, LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly owned by Alamosa (Delaware). These financial statements are presented as if the reorganization had occurred as of the beginning of the periods presented. Alamosa (Delaware) and its subsidiaries are collectively referred to in these financial statements as the "Company," "we," "us" or "our".

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

         At September 30, 2003, the Company had $97,687 in cash and cash equivalents plus an additional $1 in restricted cash held in escrow for debt service requirements. The Company also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility, subject to the restrictions discussed below.

         On September 26, 2002 the Company entered into the sixth amendment to the amended and restated credit agreement relating to the Senior Secured Credit Facility, which, among other things, modified certain financial and statistical covenants, as discussed in Note 8. As a result of the amendment, the Company is required to maintain a minimum cash balance of $10,000.

         The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25,000 revolving portion of the Senior Secured Credit Facility. The first $10,000 can be drawn if cash balances fall below $15,000 and the Company substantiates through tangible evidence the need for such advances. The remaining $15,000 is available only at such time as the Company's leverage ratio is less than or equal to 5.5 to 1. At September 30, 2003, the Company's leverage ratio was 7.21 to 1.

         Although management does not currently anticipate the need to raise additional capital in the upcoming year, the Company's funding status is dependent on a number of factors influencing projections of earnings and operating cash flows, including average monthly revenue per user ("ARPU"), cash cost per user ("CCPU"), customer churn and cost per gross addition ("CPGA"). Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and the Company could be in a position that would require it to raise additional capital which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

4.       STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost is reflected in the consolidated statements of operations for the three months or nine months ended September 30, 2003 or 2002, as all options granted by Alamosa Holdings to employees of the Company had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three and nine month periods ended September 30, 2003 relate to shares of Alamosa Holdings restricted stock awarded to officers and are not related to the granting of stock options. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                 FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                            SEPTEMBER 30,
                                            -------------------------------------    ------------------------------------
                                                  2003                2002                2003                2002
                                            -----------------    ----------------    ---------------     ----------------
                                              (unaudited)          (unaudited)        (unaudited)          (unaudited)
        Net loss - as reported              $       (17,407)     $    (320,847)      $       (66,207)    $       (377,716)
        Less stock-based employee
           compensation expense
           determined under fair value
           method for all awards, net of
           related tax effects                          172             (1,305)               (3,172)              (3,531)
                                            -----------------    ----------------    ---------------     ----------------

        Net loss - pro forma                $       (17,235)     $    (322,152)      $       (69,379)    $       (381,247)
                                            =================    ================    ===============     ================

5.       ACCOUNTS RECEIVABLE

         CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable represents amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $7.5 million and $8.5 million at September 30, 2003 and December 31, 2002, respectively.

         RECEIVABLE FROM SPRINT - Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

                                                                        SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                                      ------------------------    -----------------------
                                                                            (unaudited)
        Net roaming receivable                                        $                8,172      $                5,808
        Access and interconnect revenue receivable (payable)                             (25)                       (188)
        Accrued service revenue                                                        2,882                       3,345
        Customer payments due from Sprint                                             14,351                      21,136
        Other amounts due from Sprint                                                    638                       2,475
                                                                      ------------------------    -----------------------

                                                                      $               26,018      $               32,576
                                                                      ========================    =======================

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

         Access and interconnect revenue receivable represents net amounts due from Sprint for calls originated by a local exchange carrier ("LEC") or an interexchange carrier ("IXC") that terminate on the Company's network. Under the Company's affiliation agreements with Sprint, Sprint collects this revenue from other carriers and remits 92% of those collections to the Company. The $25 and $188 amounts owed to Sprint at September 30, 2003 and December 31, 2002, respectively, are the result of rate adjustments on previously collected amounts.

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

         Included in the September 30, 2003 balance of customer payments due from Sprint is $3,601 in amounts that were due to the Company related to payments that Sprint had collected from customers from April 2000 to September 2003 that had not been passed on to the Company due to the methodology that had been used by Sprint to allocate cash received from customers.

6.       PROPERTY AND EQUIPMENT

         Property and equipment are stated net of accumulated depreciation of $173.7 million and $122.9 million at September 30, 2003 and December 31, 2002, respectively.

7.       INTANGIBLE ASSETS

         In connection with acquisitions completed during 2001, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies.

         The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition or approximately 17.6 years. The value assigned to the subscriber bases acquired is being amortized using the straight-line method over the estimated life of the acquired subscribers, or approximately three years.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         Intangible assets consist of:
                                                      SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                     ----------------------    -----------------------
                                                          (unaudited)
        Sprint affiliate and other agreements        $             532,200     $              532,200
        Accumulated amortization                                   (78,133)                   (55,458)
                                                     ----------------------    -----------------------

            Subtotal                                               454,067                    476,742
                                                     ----------------------    -----------------------

        Subscriber base acquired                                    29,500                     29,500
        Accumulated amortization                                   (25,196)                   (17,821)
                                                     ----------------------    -----------------------

            Subtotal                                                 4,304                     11,679
                                                     ----------------------    -----------------------

        Intangible assets, net                       $             458,371     $              488,421
                                                     ======================    =======================

         Amortization expense relative to intangible assets was $10,017 and $10,267 for the three months ended September 30, 2003 and 2002, respectively, and was $30,050 and $30,402 for the nine months ended September 30, 2003 and 2002, respectively. Amortization expense relative to intangible assets will be $10,017 for the remainder of 2003.

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
                                              ===============

         The current trends in the wireless telecommunications industry that drove the Company's decision to launch an exchange offer for its publicly traded debt as discussed in Note 9 were deemed to be a "triggering event" requiring impairment testing of the Company's long-lived assets, including intangibles, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. No impairment was indicated as a result of this test.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

8.       LONG-TERM DEBT

         Long-term debt consists of the following:
                                                          SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                         ----------------------    -----------------------
                                                              (unaudited)
        12 7/8% senior discount notes                    $            295,345      $              268,862
        12 1/2% senior notes                                          250,000                     250,000
        13 5/8% senior notes                                          150,000                     150,000
        Senior secured debt                                           200,000                     200,000
                                                         ----------------------    -----------------------

            Total debt                                                895,345                     868,862
        Less current maturities                                       (15,000)                         --
                                                         ----------------------    -----------------------

        Long-term debt, excluding current maturities     $            880,345      $              868,862
                                                         ======================    =======================

         SENIOR UNSECURED OBLIGATIONS

         SENIOR DISCOUNT NOTES - On December 23, 1999, Alamosa (Delaware) filed a registration statement with the U. S. Securities and Exchange Commission for the issuance of $350 million face amount of Senior Discount Notes (the "12 7/8% Notes Offering"). The 12 7/8% Notes Offering was completed on February 8, 2000 and generated net proceeds of approximately $181 million after underwriters' commissions and expenses of approximate $6.1 million. The 12 7/8% senior discount notes ("12 7/8% Senior Discount Notes") mature in ten years (February 15,
         2010), carry a coupon rate of 12 7/8%, and provide for interest deferral for the first five years. The 12 7/8% Senior Discount Notes will accrete to their $350 million face amount by February 8, 2005, after which, interest will be paid in cash semiannually. The proceeds of the 12 7/8% Senior Discount Notes Offering were used to prepay the existing credit facility, to pay costs to build out additional areas within the Company's existing territories, to fund operating working capital needs and for other general corporate purposes.

         12 1/2% SENIOR NOTES - On January 31, 2001, Alamosa (Delaware) consummated the offering (the "12 1/2% Notes Offering") of $250 million aggregate principal amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1,
         2011), carry a coupon rate of 12 1/2% and are payable semiannually on February 1 and August 1, beginning on August 1, 2001. The net proceeds from the sale of the 12 1/2% Senior Notes were approximately $241 million, after deducting the commissions and estimated offering expenses.

         Approximately $59.0 million of the proceeds of the 12 1/2% Senior Notes Offering was used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes, and the balance was used for general corporate purposes of Alamosa (Delaware), including accelerating coverage within the existing territories of Alamosa (Delaware); the build-out of additional areas within its existing territories; expanding its existing territories; and pursuing additional telecommunications business opportunities or acquiring other telecommunications businesses or assets. As of September 30, 2003, the security account balance related to the 12 1/2% Senior Notes Offering was $1.

         13 5/8% SENIOR NOTES - On August 15, 2001, Alamosa (Delaware) issued $150 million face amount of Senior Notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011) and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15, beginning on February 15, 2002. The net proceeds from the sale of the 13 5/8% Senior Notes were approximately $141.5 million, after deducting the commissions and estimated offering expenses. Approximately $66 million of the proceeds were used to pay down a portion of the Senior Secured Credit Facility discussed below. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes issuance was used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         borrowings. The balance was used for general corporate purposes. As of September 30, 2003, the security account balance related to the 13 5/8% Senior Notes was $0.

         SENIOR SECURED OBLIGATIONS

         SENIOR SECURED CREDIT FACILITY - On February 14, 2001, the Company, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower, entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; Export Development Corporation ("EDC") as co-documentation agent; First Union National Bank, as documentation agent; and a syndicate of banking and financial institutions. On March 30, 2001, the Senior Secured Credit Facility was amended to increase the facility to $333 million. The Senior Secured Credit Facility was again amended in August 2001 concurrent with the issuance of the 13 5/8% Senior Notes to reduce the maximum borrowing to $225 million, consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million.

         On September 26, 2002, the Company further amended the Senior Secured Credit Facility to, among other things, modify certain financial and statistical covenants. Under the Senior Secured Credit Facility, interest will accrue, at Alamosa Holdings, LLC's option: (i) at the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which was initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of Alamosa Holdings, LLC's total debt to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event Alamosa Holdings, LLC fails to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility. At September 30, 2003 the interest margin was 4.00% for LIBOR borrowings and 3.00% for base rate borrowings.

         The weighted average interest rate on the outstanding borrowings under this facility at September 30, 2003 is 5.19%. Alamosa Holdings, LLC is also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. The Company has entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility, as discussed in Note 11.

         Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the revolving credit facility.

         At September 30, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. Any amount outstanding at the end of the 12-month period will amortize quarterly beginning May 14, 2004. The first such quarterly principal reduction of $7.5 million will be due in May 2004 and is presented as a current liability in the accompanying balance sheet. The September 26, 2002 amendment placed restrictions on the ability to draw the $25 million revolving portion. The first $10 million can be drawn if cash balances fall below $15 million and the Company substantiates through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the Company's leverage ratio is less than or equal to 5.5 to 1. No advances have been drawn on the revolving portion of the Senior Secured Credit Facility. Any balance outstanding under the revolving portion of the Senior Secured Credit Facility will begin reducing quarterly in amounts to be agreed, beginning May 14, 2004.

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

9.       DEBT RESTRUCTURING

         In an effort to proactively manage its capital structure and align it with recent operating trends in the wireless telecommunications industry, the Company launched an offer to exchange its publicly traded debt on September 12, 2003. The offer, as amended on October 15, 2003 (as so amended, the "Exchange Offer"), sought to exchange all of the Company's existing 12 7/8% Senior Discount Notes, 12 1/2% Senior Notes and 13 5/8% Senior Notes for a combination of new notes and convertible Alamosa Holdings preferred stock. The Exchange Offer was successful and expired on November 10, 2003.

         Holders of the 12 7/8% Senior Discount Notes due 2010 (the "Discount Notes") who tendered their Discount Notes will receive for each $1,000 accreted amount of the Discount Notes tendered, as of the expiration of the Exchange Offer, (1) $650 in original issue amount of new 12% Senior Discount Notes due 2009 (the "New Discount Notes") and (2) one share of Series B Convertible Preferred Stock of Alamosa Holdings with a liquidation preference of $250 per share (the "Preferred Stock").

         Holders of the 12 1/2% Senior Notes due 2011 and the 13 5/8% Senior Notes due 2011 (collectively, the "Old Cash Pay Notes" and, together with the Discount Notes, the "Old Notes") who tendered their Old Cash Pay Notes will receive, for each $1,000 principal amount of the Old Cash Pay Notes tendered, (1) $650 in principal amount of new 11% Senior Notes due 2010 (the "New Cash Pay Notes" and, together with the New Discount Notes, the "New Notes") and (2) one share of Preferred Stock.

         Fractional shares of Preferred Stock will not be issued under the Exchange Offer and New Notes will be issued only in denominations that are integral multiples of $1,000. With respect to any holder of Old Notes who would otherwise receive a fractional share of Preferred Stock or New Notes in an amount that is not an integral multiple of $1,000, the Company will round down to the nearest whole share of Preferred Stock or $1,000 of New Notes, as applicable, and substitute a cash payment equal to the liquidation preference allocable to the fractional share of Preferred Stock or the amount by which the amount of New Notes is reduced.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         The New Discount Notes will accrete at 12 percent, compounded semi-annually through July 31, 2005. Cash interest on the accreted value will then be paid semi-annually at 12 percent beginning on January 31, 2006 until maturity on July 31, 2009. The New Cash Pay Notes will require cash payment of interest semi-annually beginning January 31, 2004 until maturity on July 31, 2010.

         Holders of Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 7.5 percent of the $250 per share liquidation preference. Dividends will be payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings will have the option to pay Preferred Stock dividends in (i) cash, (ii) shares of Alamosa Holdings Series C Convertible Preferred Stock ("Dividend Preferred Stock" and, together with the Preferred Stock, the "Preferred Shares"), (iii) shares of Alamosa Holdings common stock or (iv) a combination thereof. After July 31, 2008, all Preferred Stock dividends will be payable in cash only. The Dividend Preferred Stock will have essentially the same terms as the Preferred Stock with the exception of the conversion rate, as discussed below.

         Each share of Preferred Stock and Dividend Preferred Stock will be convertible at the holder's option and at any time into shares of Alamosa Holdings common stock. The Preferred Stock will be convertible at $3.40 per share and the Dividend Preferred Stock will be convertible at $4.25 per share.

         Beginning on the third anniversary of the date of original issuance of the Preferred Stock, Alamosa Holdings has the option to redeem outstanding Preferred Shares for cash. The initial redemption price will be 125 percent of the $250 per share liquidation preference, reduced by 5 percent annually thereafter until 2011 after which time the redemption price will remain at 100 percent. All outstanding Preferred Shares must be redeemed by Alamosa Holdings on July 31, 2013.

         Upon the expiration of the Exchange Offer on November 10, 2003, the Company had received tenders from existing noteholders amounting to approximately $343.6 million or 98 percent of the Discount Notes, $238.4 million or 95 percent of the 12 1/2% Senior Notes and $147.5 million or 98 percent of the 13 5/8% Senior Notes. The consummation of the Exchange Offer will be accounted for under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In accordance with the provisions of SFAS No. 15, the New Notes and Preferred Stock will be recorded at fair value. The excess of the carrying value of the existing debt tendered by noteholders over the fair value of the New Notes and Preferred Stock will reduce interest expense over the life of the New Notes due to the fact that the total cash flows associated with the New Notes exceeds the carrying value of the Old Notes.

         In contemplation of the Exchange Offer, Alamosa (Delaware), on September 11, 2003, amended the terms of the respective indentures governing its existing 12 7/8% Senior Discount Notes, 12 1/2% Senior Notes and 13 5/8% Senior Notes to add Alamosa Holdings as a guarantor under the indentures. The Company further amended the indentures governing these notes on October 29, 2003, after receiving the requisite consents from the holders of the notes, to eliminate substantially all covenant protection under such indentures.

         Concurrently with the closing of the Exchange Offer, the Company entered into amendments to certain of its agreements with Sprint (the "Sprint Amendments") and to the credit facility governing the Senior Secured Credit Facility (the "Bank Amendment"). The Company entered into the Sprint Amendments to (i) simplify the manner in which financial settlements are determined and settled between the Company and Sprint, (ii) settle outstanding disputed charges between the Company and Sprint and (iii) provide clarity with respect to access to information between the Company and Sprint. The Company entered into the Bank Amendment to, among other things, modify the financial maintenance ratios in the credit agreement and obtain the requisite consent to the execution of Sprint Amendments, the consummation of the Exchange Offer, and the issuance of the New Notes and Preferred Stock.

10.      INCOME TAXES

         The income tax benefit represents the anticipated recognition of the Company's deductible net operating loss carry forwards. This benefit is being recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions closed in 2001. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance has been established during 2003 as the deferred tax asset is expected to exceed the deferred tax liabilities. The establishment of this valuation allowance in the nine months ended September 30, 2003 has resulted in an effective tax rate of 19.0 percent. The effective tax rate was 12.2 percent for the nine months ended September 30, 2002 due to the goodwill impairment charge of $291,635 which was not deductible for income tax purposes.

11.      HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

         The Company follows the provisions of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" in its accounting for hedging activities. The statement requires the Company to record all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. Approximately $1,961 in cash settlements under derivative instruments classified as

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         hedges is included in interest expense for the nine months ended September 30, 2003.


         As of September 30, 2003, the Company has recorded $2,003 in "other noncurrent liabilities" relative to the fair value of derivative instruments, including $1,359 representing derivative instruments that qualify for hedge accounting under SFAS No. 133. During the nine month period ended September 30, 2003, the Company recognized gains of $707 (net of income tax expense of $439) in other comprehensive income. During the nine month period ended September 30, 2002, the Company recognized losses of $704 (net of income tax benefit of $431) in other comprehensive income. Other comprehensive income appears as a separate component of Stockholder's Equity, as "Accumulated other comprehensive income," as illustrated below:

                                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                           -------------------------------------    -------------------------------------
                                                2003                 2002                2003                 2002
                                           ----------------    -----------------    ----------------    -----------------
                                             (unaudited)          (unaudited)         (unaudited)          (unaudited)
        Net loss                           $       (17,407)    $      (320,847)     $       (66,207)    $      (377,716)
        Change in fair values of
           derivative instruments,
           net of income tax expense
           (benefit) of $244, $(279),
           $439 and $(431),
           respectively                                226                (456)                 707                (704)
                                           ----------------    -----------------    ----------------    -----------------

        Comprehensive loss                 $       (17,181)    $      (321,303)     $       (65,500)    $      (378,420)
                                           ================    =================    ================    =================

12.      COMMITMENTS AND CONTINGENCIES

         ACCESS REVENUE REFUND - On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an interexchange carrier ("IXC"), and Sprint Spectrum L.P., a Commercial Mobile Radio Service ("wireless carrier"). This ruling addressed the wireless carrier charging terminating access fees to the IXC for calls terminated on a wireless network, indicating such fees could be assessed; however, the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that the Company refund approximately $1.4 million of a total $5.6 million in amounts that had been previously paid to the Company by Sprint relating to terminating access fees. Although the Company has contested the refund of these amounts, a liability has been recorded relative to this contingency in the consolidated financial statements at September 30, 2003.

         LITIGATION - The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the U. S. Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to the approval of the Court.

         On January 23, 2001, the Company's board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David
         E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination, among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. A panel of three arbitrators has been selected. The Company believes that there is no basis for Mr. Brantley's claim and intends to vigorously defend the lawsuit.

         On January 8, 2003, a claim was made against the Company by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT sought to recover approximately $2.0 million from the Company relating to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC, which was acquired by the Company in the first quarter of 2001. This claim was settled for $0.875 million during the second quarter of 2003.

         In addition to the above, the Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

13.      EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For the Company's leased telecommunication facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted SFAS No. 143 as of January 1, 2003.

         As previously disclosed, upon adoption of SFAS No. 143, the Company had concluded that, for its leased telecommunication facilities, a liability could not be reasonably estimated due to (1) the Company's inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) the Company's inability to estimate a potential range of settlement dates due to its ability to renew site leases after the initial lease expiration and (3) the Company's limited experience in abandoning cell site locations and actually incurring remediation costs.

         It is the Company's understanding that further clarification has been provided by the U. S. Securities and Exchange Commission ("SEC") regarding the accounting for asset retirement obligations and specifically relating to factors to consider in determining the estimated settlement dates and the probability of enforcement of the remediation obligation. Based on this information, the Company has revised certain of the estimates used in its original analysis and calculated an asset retirement obligation for its leased telecommunication facilities. The Company determined that the aforementioned asset retirement obligations did not have a material impact

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         on its consolidated results of operations, financial position or cash flows for the three and nine month periods ended September 30, 2003, as well as for each of the three month periods ended March 31 and June 30, 2003. As such, the Company has recorded the asset retirement obligations in the three month period ended September 30, 2003.

         As a result, an initial asset retirement obligation of $1,243 has been recorded and classified in other non-current liabilities as of September 30, 2003. In addition, the Company also recorded a corresponding increase in property and equipment of $1,243 as of September 30, 2003. The effect on the Company's statement of operations for the three and nine month periods ended September 30, 2003 related to accretion of the asset retirement obligation and depreciation of the corresponding asset through September 30, 2003. Included in costs of services and operations in the consolidated statement of operations for the three and nine month periods ended September 30, 2003 is a charge of $524 related to the accretion of the asset retirement obligations. Included in depreciation and amortization in the consolidated statement of operations for the three and nine month periods ended September 30, 2003 is a charge of $456 related to the depreciation of the assets recorded in connection with the asset retirement obligations. For purposes of determining the aforementioned asset retirement obligations, the Company has assigned a 100% probability of enforcement to the remediation obligations and has assumed an average settlement period of 20 years.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, and the adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after and interim periods beginning after December 15, 2002. As the Company continues to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, the Company, as required, has only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002, as discussed in Note 4.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and did not have a material impact on the Company's results of operations, financial position or cash flows.

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

         The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21 "Revenue Arrangements with Multiple Deliverables," in May 2003. This abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this abstract became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and the Company has adopted the provisions of this abstract as of July 1, 2003.

         The Company has elected to apply the accounting provisions of this abstract on a prospective basis beginning July 1, 2003. Under the accounting provisions of this abstract, the Company will allocate amounts charged to customers between the sale of handsets and other equipment and the sale of wireless telecommunication services in those transactions in distribution channels controlled by the Company. In many cases, this will result in all amounts collected from the customer upon activation of the handset being allocated to the sale of the handset. As a result of this treatment, activation fees included in the consideration at the time of sale will be recorded as handset revenue. Prior to the adoption of the provisions of this abstract the Company had deferred all activation fee revenue as well as activation costs in a like amount and amortized these revenues and costs over the average life of the Company's subscribers. The existing deferred revenue and costs at July 1, 2003 will continue to be amortized along with that portion of activation fees generated by customers outside of distribution channels controlled by the Company. The impact of the adoption of these accounting provisions was not material to the Company.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For public entities with VIEs created before February 1, 2003, the implementation and disclosure requirements of FIN 46 are effective no later than the beginning of the first interim or annual reporting period beginning after June 15,

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         2003. For VIEs created after January 31, 2003, the requirements are effective immediately. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

14.      GUARANTOR FINANCIAL STATEMENTS

         Set forth below are consolidating financial statements of Alamosa (Delaware), Alamosa Delaware Operations LLC ("Operations") which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") and the guarantor subsidiaries of the 12 7/8% Senior Discounts Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors, the guarantor subsidiaries are wholly-owned by the Company and the guarantee is full and unconditional.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                                    Guarantor       Non-Guarantor
                                                    Issuer         Subsidiaries      Subsidiary      Eliminations   Consolidated
                                                  -------------    --------------   -------------    -------------  ------------
ASSETS
Current Assets:
   Cash and cash equivalents                      $    27,481      $     70,183     $         23     $         --   $    97,687
   Restricted cash                                          1                --               --               --             1
   Customer accounts receivable, net                       --            28,307               --               --        28,307
   Receivable from Sprint                                  --            26,018               --               --        26,018
   Interest receivable                                     --                --               --               --            --
   Intercompany receivable                             66,543                --              394          (66,937)           --
   Inventory                                               --             6,020               --               --         6,020
   Investment in subsidiary                           658,329                --               --         (658,329)           --
   Prepaid expenses and other assets                      406             7,612               --               --         8,018
   Deferred customer acquisition costs                     --             8,354               --               --         8,354
   Deferred tax asset                                      --             5,988               --               --         5,988
                                                  -------------    --------------   -------------    -------------  ------------
       Total current assets                           752,760           152,482              417         (725,266)      180,393

Property and equipment, net                                --           429,052               --               --       429,052
Debt issuance costs, net                               18,663            11,029               --               --        29,692
Intangible assets, net                                     --           458,371               --               --       458,371
Other noncurrent assets                                    --             7,119               --               --         7,119
                                                  -------------    --------------   -------------    -------------  ------------
       Total assets                               $   771,423      $  1,058,053     $        417     $   (725,266)  $ 1,104,627
                                                  =============    ==============   =============    =============  ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                               $        --      $     16,741     $         --     $         --   $    16,741
   Accrued expenses                                       437            40,506               --               --        40,943
   Payable to Sprint                                       --            27,692               --               --        27,692
   Interest payable                                     7,763             1,389               --               --         9,152
   Deferred revenue                                        --            22,494               --               --        22,494
   Intercompany payable                                    --            66,937               --          (66,937)           --
   Payable to parent                                       --               365               --               --           365
   Current maturities of long term debt                    --            15,000               --               --        15,000
   Current installments of capital leases                  --               592               --               --           592
                                                  -------------    --------------   -------------    -------------  ------------
       Total current liabilities                        8,200           191,716               --          (66,937)      132,979

Capital lease obligations                                  --               894               --               --           894
Other noncurrent liabilities                               --            10,092               --               --        10,092
Deferred tax liability                                     --            12,439               --               --        12,439
Senior secured debt                                        --           185,000               --               --       185,000
12 7/8% senior discount notes                         295,345                --               --               --       295,345
12 1/2% senior notes                                  250,000                --               --               --       250,000
13 5/8% senior notes                                  150,000                --               --               --       150,000
                                                  -------------    --------------   -------------    -------------  ------------
       Total liabilities                              703,545           400,141               --          (66,937)    1,036,749
                                                  -------------    --------------   -------------    -------------  ------------

Stockholder's Equity:
   Preferred stock                                         --                --               --               --            --
   Common stock                                            --                --               --               --            --
   Additional paid-in capital                         799,230                --               --               --       799,230
   LLC member's equity                                     --           657,912              417         (658,329)           --
   Accumulated deficit                               (730,340)               --               --               --       (730,340)
   Unearned compensation                                 (170)               --               --               --           (170)
   Accumulated other comprehensive loss, net
     of tax                                              (842)               --               --               --           (842)
                                                  -------------    --------------   -------------    -------------  ------------
       Total stockholder's equity                      67,878           657,912              417         (658,329)       67,878
                                                  -------------    --------------   -------------    -------------  ------------
       Total liabilities and stockholder's equity $   771,423      $  1,058,053     $        417     $   (725,266)  $ 1,104,627
                                                  =============    ==============   =============    =============  ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                     Guarantor      Non-Guarantor
                                                    Issuer         Subsidiaries      Subsidiary       Eliminations    Consolidated
                                                  -------------    --------------   -------------     -------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                      $    17,821      $     42,681     $         23      $         --    $    60,525
   Restricted cash                                     34,725                --               --                --         34,725
   Customer accounts receivable, net                       --            27,926               --                --         27,926
   Receivable from Sprint                                  --            32,576               --                --         32,576
   Interest receivable                                    973                --               --                --            973
   Intercompany receivable                             93,191               587              394           (94,172)            --
   Inventory                                               --             7,410               --                --          7,410
   Investment in subsidiary                           656,369                --               --          (656,369)            --
   Prepaid expenses and other assets                       --             7,239               --                --          7,239
   Deferred customer acquisition costs                     --             7,312               --                --          7,312
   Deferred tax asset                                      --             5,988               --                --          5,988
                                                  -------------    --------------   -------------     -------------   ------------
       Total current assets                           803,079           131,719              417          (750,541)       184,674

Notes receivable                                           --            35,005               --           (35,005)            --
Property and equipment, net                                --           458,946               --                --        458,946
Debt issuance costs, net                               20,484            12,867               --                --         33,351
Intangible assets, net                                     --           488,421               --                --        488,421
Other noncurrent assets                                    --             7,802               --                --          7,802
                                                  -------------    --------------   -------------     -------------   ------------
       Total assets                               $   823,563      $  1,134,760     $        417      $   (785,546)   $ 1,173,194
                                                  =============    ==============   =============     =============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                               $        --      $     27,203     $         --      $         --    $    27,203
   Accrued expenses                                         3            34,900               --                --         34,903
   Payable to Sprint                                       --            26,903               --                --         26,903
   Interest payable                                    20,685             1,557               --                --         22,242
   Deferred revenue                                        --            18,901               --                --         18,901
   Intercompany payable                                   587            93,585               --           (94,172)            --
   Current installments of capital leases                  --             1,064               --                --          1,064
                                                  -------------    --------------   -------------     -------------   ------------
       Total current liabilities                       21,275           204,113               --           (94,172)       131,216

Capital lease obligations                                  --             1,355               --                --          1,355
Other noncurrent liabilities                               --            45,646               --           (35,005)        10,641
Deferred tax liability                                     --            27,694               --                --         27,694
Senior secured debt                                        --           200,000               --                --        200,000
12 7/8% senior discount notes                         268,862                --               --                --        268,862
12 1/2% senior notes                                  250,000                --               --                --        250,000
13 5/8% senior notes                                  150,000                --               --                --        150,000
                                                  -------------    --------------   -------------     -------------   ------------
       Total liabilities                              690,137           478,808               --          (129,177)     1,039,768
                                                  -------------    --------------   -------------     -------------   ------------

Stockholder's Equity:
   Preferred stock                                         --                --               --                --             --
   Common stock                                            --                --               --                --             --
   Additional paid-in capital                         799,403                --               --                --        799,403
   LLC member's equity                                     --           655,952              417          (656,369)            --
   Accumulated deficit                               (664,133)               --               --                --       (664,133)
   Unearned compensation                                 (294)               --               --                --           (294)
   Accumulated other comprehensive income, net
     of tax                                            (1,550)               --               --                --         (1,550)
                                                  -------------    --------------   -------------     -------------   ------------
       Total stockholder's equity                     133,426           655,952              417          (656,369)       133,426
                                                  -------------    --------------   -------------     -------------   ------------
       Total liabilities and stockholder's equity $   823,563      $  1,134,760     $        417      $   (785,546)   $ 1,173,194
                                                  =============    ==============   =============     =============   ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                                   Guarantor        Non-Guarantor
                                                  Issuer          Subsidiaries       Subsidiary      Eliminations    Consolidated
                                               --------------     -------------     -------------    ------------    -------------
Revenues:
       Subscriber revenues                     $        --        $   116,665       $         --     $        --     $   116,665
       Roaming revenues                                 --             41,126                 --              --          41,126
                                               --------------     -------------     -------------    ------------    -------------

         Service revenues                               --            157,791                 --              --         157,791
       Product sales                                    --              8,599                 --              --           8,599
                                               --------------     -------------     -------------    ------------    -------------
         Total revenues                                 --            166,390                 --              --         166,390

Costs and expenses:
       Cost of services and operations                  --             83,313                 --              --          83,313
       Cost of products sold                            --             14,913                 --              --          14,913
       Selling and marketing                            --             29,801                 --              --          29,801
       General and administrative expenses             334              5,978                 --              --           6,312
       Depreciation and amortization                    --             28,235                 --              --          28,235
       Impairment of property and                       --                291                 --              --             291
          equipment
       Non-cash compensation                            --                 45                 --              --              45
                                               --------------     -------------     -------------    ------------    -------------
         Income (loss) from operations                (334)             3,814                 --              --           3,480
Equity in earnings of subsidiaries                   5,439                 --                 --          (5,439)             --
Interest and other income                              128                 58                 --              --             186
Interest expense                                   (22,640)            (3,879)                --              --          (26,519)
                                               --------------     -------------     -------------    ------------    -------------

       Loss before income tax benefit              (17,407)                (7)                --          (5,439)         (22,853)
Income tax benefit                                      --              5,446                 --              --           5,446
                                               --------------     -------------     -------------    ------------    -------------

       Net income (loss)                       $   (17,407)       $     5,439       $         --     $    (5,439)    $    (17,407)
                                               ==============     =============     =============    ============    =============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                                   Guarantor       Non-Guarantor
                                                  Issuer          Subsidiaries      Subsidiary      Eliminations    Consolidated
                                               --------------     -------------    -------------    ------------    -------------
Revenues:
       Subscriber revenues                     $        --        $   335,239      $         --     $        --     $    335,239
       Roaming revenues                                 --            107,956                --              --          107,956
                                               --------------     -------------    -------------    ------------    -------------

         Service revenues                               --            443,195                --              --          443,195
       Product sales                                    --             19,697                --              --           19,697
                                               --------------     -------------    -------------    ------------    -------------
         Total revenues                                 --            462,892                --              --          462,892

Costs and expenses:
       Cost of services and operations                  --            242,912                --              --          242,912
       Cost of products sold                            --             40,156                --              --           40,156
       Selling and marketing                            --             84,531                --              --           84,531
       General and administrative expenses             832             14,813                --              --           15,645
       Depreciation and amortization                    --             82,536                --              --           82,536
       Impairment of property and                       --                685                --              --              685
          equipment
       Non-cash compensation                            --                124                --              --              124
                                               --------------     -------------    -------------    ------------    -------------
         Loss from operations                         (832)            (2,865)               --              --           (3,697)
Equity in earnings of subsidiaries                   1,128                 --                --          (1,128)              --
Interest and other income                              567                236                --              --              803
Interest expense                                   (67,070)           (11,937)               --              --          (79,007)
                                               --------------     -------------    -------------    ------------    -------------

       Loss before income tax benefit              (66,207)           (14,566)               --          (1,128)         (81,901)
Income tax benefit                                      --             15,694                --              --           15,694
                                               --------------     -------------    -------------    ------------    -------------

       Net loss                                $   (66,207)       $     1,128      $         --     $    (1,128)    $    (66,207)
                                               ==============     =============    =============    ============    =============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                               Guarantor        Non-Guarantor
                                             Issuer           Subsidiaries       Subsidiary       Eliminations       Consolidated
                                           -------------      -------------     -------------     ------------       -------------
 Revenues:
     Subscriber revenues                   $        --        $   103,642       $         --      $       --         $    103,642
     Roaming revenues                               --             39,129                 --              --               39,129
                                           -------------      -------------     -------------     ------------       -------------

       Total service revenues                       --            142,771                 --              --              142,771
     Product sales                                  --              4,657                 --              --                4,657
                                           -------------      -------------     -------------     ------------       -------------
       Total revenues                               --            147,428                 --              --              147,428

 Costs and expenses:
     Cost of service and operations                 --             92,560                 --              --               92,560
     Cost of products sold                          --             12,904                 --              --               12,904
     Selling and marketing                          --             32,503                 --              --               32,503
     General and administrative expenses            42              4,060                 --              --                4,102
     Depreciation and amortization                  --             26,897                 --              --               26,897
     Impairment of goodwill                         --            291,635                 --              --              291,635
                                           -------------      -------------     -------------     ------------       -------------
       Loss from operations                        (42)          (313,131)                --              --             (313,173)
 Equity in loss of subsidiaries               (299,733)                --                 --         299,733                   --
 Interest and other income                         476                185                 17              --                  678
 Interest expense                              (21,548)            (4,610)                --              --              (26,158)
                                           -------------      -------------     -------------     ------------       -------------

     Net income (loss) before income tax
       benefit                                (320,847)          (317,556)                17         299,733             (338,653)
 Income tax benefit                                 --             17,806                 --              --               17,806
                                           -------------      -------------     -------------     ------------       -------------

     Net income (loss)                     $  (320,847)       $  (299,750)      $         17      $  299,733         $   (320,847)
                                           =============      =============     =============     ============       =============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                              Guarantor      Non-Guarantor
                                              Issuer         Subsidiaries     Subsidiary     Eliminations     Consolidated
                                            -------------    -------------   -------------   ------------     -------------
Revenues:
     Subscriber revenues                    $        --      $   289,720     $         --    $       --       $    289,720
     Roaming revenues                                --           99,154               --            --             99,154
                                            -------------    -------------   -------------   ------------     -------------

       Total service revenues                        --          388,874               --            --            388,874
     Product sales                                   --           17,730               --            --             17,730
                                            -------------    -------------   -------------   ------------     -------------
       Total revenues                                --          406,604               --            --            406,604

Costs and expenses:
     Cost of service and operations                  --          256,378               --            --            256,378
     Cost of products sold                           --           36,134               --            --             36,134
     Selling and marketing                           --           88,360               --            --             88,360
     General and administrative expenses            133           10,757               --            --             10,890
     Depreciation and amortization                   --           78,104               --            --             78,104
     Impairment of goodwill                          --          291,635               --            --            291,635
     Impairment of property and equipment            --            1,332               --            --              1,332
                                            -------------    -------------   -------------   ------------     -------------
       Loss from operations                        (133)        (356,096)              --            --           (356,229)
Equity in loss of subsidiaries                 (315,517)              --               --       315,517                 --
Interest and other income                         1,832              974               76            --              2,882
Interest expense                                (63,898)         (12,934)              --            --            (76,832)
                                            -------------    -------------   -------------   ------------     --------------

     Net income (loss) before income tax
       benefit                                 (377,716)        (368,056)              76       315,517           (430,179)
Income tax benefit                                   --           52,463               --            --             52,463
                                            -------------    -------------   -------------   ------------     -------------

     Net income (loss)                      $  (377,716)     $  (315,593)    $         76    $  315,517       $   (377,716)
                                            =============    =============   =============   ============     ==============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                                      Guarantor     Non-Guarantor
                                                       Issuer        Subsidiaries    Subsidiary     Eliminations    Consolidated
                                                    --------------   -------------  -------------   -------------  ---------------
Cash flows from operating activities:
Net income (loss)                                   $    (66,207)    $     1,128    $        --     $    (1,128)   $      (66,207)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
   Equity in earnings of subsidiaries                     (1,128)             --             --            1,128               --
   Non-cash compensation expense                              --             124             --              --               124
   Provision for bad debts                                    --          11,100             --              --            11,100
   Non-cash interest benefit on derivative instruments        --            (468)            --              --              (468)
   Non-cash accretion of asset retirement obligation          --             524             --              --               524
   Depreciation and amortization of property
     and equipment                                            --          52,486             --              --            52,486
   Amortization of intangible assets                          --          30,050             --              --            30,050
   Amortization of financing costs included in
     interest expense                                      1,524           1,838             --              --             3,362
   Amortization of discounted interest                       297              --             --              --               297
   Deferred tax benefit                                       --         (15,694)            --              --           (15,694)
   Interest accreted on discount notes                    26,483              --             --              --            26,483
   Impairment of property and equipment                       --             685             --              --               685
   (increase) decrease in:
      Receivables                                            973          (4,923)            --              --            (3,950)
      Inventory                                               --           1,390             --              --             1,390
      Prepaid expenses and other assets                     (406)           (732)            --              --            (1,138)
   Decrease in:
      Accounts payable and accrued expenses              (12,488)          6,088             --              --            (6,400)
                                                    --------------   -------------  -------------   -------------  ---------------

      Net cash used in operating activities              (50,952)         83,596             --              --            32,644
                                                    --------------   -------------  -------------   -------------  ---------------

Cash flows from investing activities:
   Proceeds from sale of assets                               --           2,496             --              --             2,496
   Purchases of property and equipment                        --         (31,645)            --              --           (31,645)
   Change in restricted cash                              34,724              --             --              --            34,724
   Change in intercompany balances                        26,061         (26,061)            --              --                --
                                                    --------------   -------------  -------------   -------------  ---------------

      Net cash used in investing activities               60,785         (55,210)            --              --             5,575
                                                    --------------   -------------  -------------   -------------  ---------------

Cash flows from financing activities:
   Capital distribution to parent                           (173)             --             --              --              (173)
   Payments on capital leases                                 --            (884)            --              --              (884)
                                                    --------------   -------------  -------------   -------------  ---------------

      Net cash used in financing activities                 (173)           (884)            --              --            (1,057)
                                                    --------------   -------------  -------------   -------------  ---------------

      Net increase in cash and cash equivalents            9,660          27,502             --              --            37,162
Cash and cash equivalents at beginning of period          17,821          42,681             23              --            60,525
                                                    --------------   -------------  -------------   -------------  ---------------

Cash and cash equivalents at end of period          $     27,481     $    70,183    $        23     $        --    $       97,687
                                                    ==============   =============  =============   =============  ===============


                                                ALAMOSA (DELAWARE), INC.
                               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                                       (UNAUDITED)
                                         (dollars in thousands, except as noted)

                                          CONSOLIDATING STATEMENT OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                       (UNAUDITED)

                                                                     Guarantor      Non-Guarantor
                                                       Issuer       Subsidiaries     Subsidiary     Eliminations    Consolidated
                                                    --------------  -------------   -------------   -------------  ----------------
Cash flows from operating activities:
Net income (loss)                                   $   (377,716)   $  (315,593)    $        76     $   315,517    $      (377,716)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Equity in loss of subsidiaries                        315,517             --              --        (315,517)                --
   Provision for bad debt                                     --         32,765              --              --             32,765
   Non-cash interest expense on hedge arrangements            --            503              --              --                503
   Depreciation and amortization of property
       and equipment                                          --         47,702              --              --             47,702
   Amortization of intangible assets                          --         30,402              --              --             30,402
   Amortization of financing costs included in
       interest expense                                    1,471          1,677              --              --              3,148
   Amortization of discounted interest                       297             --              --              --                297
   Deferred tax benefit                                       --        (52,463)             --              --            (52,463)
   Interest accreted on discount note                     23,365             --              --              --             23,365
   Impairment of property and equipment                       --          1,332              --              --              1,332
   Impairment of goodwill                                     --        291,635              --              --            291,635
   (Increase) decrease in:
      Receivables                                          2,046        (42,216)             --              --            (40,170)
      Inventory                                               --           (915)             --              --               (915)
      Prepaid expenses and other assets                        3         (2,828)             --              --             (2,825)
   Increase (decrease) in:
      Accounts payable and accrued expenses              (13,371)        14,728              --              --              1,357
                                                    --------------  -------------   -------------   -------------  ----------------

      Net cash provided by (used in) operating
        activities                                       (48,388)         6,729              76              --            (41,583)
                                                    --------------  -------------   -------------   -------------  ----------------

Cash flows from investing activities:
   Proceeds from sale of assets                               --            409              --              --                409
   Purchases of property and equipment                        --        (79,776)             --              --            (79,776)
   Intercompany receivable                                   578           (578)             --              --                 --
   Net change in short term investments                    1,300             --              --              --              1,300
   Change in restricted cash                              47,852         11,853              --              --             59,705
   Other                                                      --            189              --              --                189
                                                    --------------  -------------   -------------   -------------  ----------------

       Net cash provided by (used in)
         investing activities                             49,730        (67,903)             --              --            (18,173)
                                                    --------------  -------------   -------------   -------------  ----------------

Cash flows from financing activities:
   Capital contributions                                      --            577              --              --                577
   Borrowings under senior secured debt                       --         12,838              --              --             12,838
   Debt issuance costs                                        --         (1,350)             --              --             (1,350)
   Payments on capital leases                                 --           (570)             --              --               (570)
                                                    --------------  -------------   -------------   -------------  ----------------

      Net cash provided by financing activities               --         11,495              --              --             11,495
                                                    --------------  -------------   -------------   -------------  ----------------

      Net increase (decrease) in cash and
         cash equivalents                                  1,342        (49,679)             76              --            (48,261)
Cash and cash equivalents at beginning of
   period                                                  2,541         87,116          15,015              --            104,672
                                                    --------------  -------------   -------------   -------------  ----------------

Cash and cash equivalents at end of period          $      3,883    $    37,437     $    15,091     $        --    $        56,411
                                                    ==============  =============   =============   =============  ================

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

         Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations ("Cautionary Statements"), are further disclosed in our annual report on Form 10-K for the year ended December 31, 2002 under the sections "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

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

DEFINITIONS OF OPERATING AND NON-GAAP FINANCIAL MEASURES

         We provide readers financial measures generated using generally accepted accounting principles ("GAAP") and using adjustments to GAAP ("Non-GAAP"). These financial measures reflect industry conventions or standard measures of liquidity, profitability or performance commonly used by the investment community for comparability purposes. The Non-GAAP financial measures used in this document include the following:

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

The financial measures and other operating metrics used in this document include the following:

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

          o Covered POPs represent the number of residents (usually expressed in millions) covered by our network in our markets. The number of residents covered by our network does not represent the number of wireless subscribers that we expect to serve in our territories.

GENERAL

         Since our inception in 1998, we have incurred substantial costs in connection with negotiating our contracts with Sprint, obtaining our debt financing, completing our public equity offerings, engineering our wireless PCS network, developing our business infrastructure and building out our portion of the PCS network of Sprint. Prior to the launch of our first market in June 1999, we did not have any markets in operation and we had no customers. At September 30, 2003, we had approximately 693,000 subscribers. As of September 30, 2003, our accumulated deficit is $730 million, and we have incurred a significant amount of capital expenditures in connection with constructing our portion of the PCS network of Sprint and developing our business infrastructure, including the establishment of our retail distribution channels. While we anticipate losses to continue, we expect revenue to continue to increase as our subscriber base increases.

         On July 17, 1998, we entered into our original affiliation agreements with Sprint. We subsequently amended our original agreements in 1999 to add additional territories to our licensed area. In the first quarter of 2001, we completed the acquisitions of three additional PCS Affiliates of Sprint, bringing our total licensed POPs to approximately 15.8 million at September 30, 2003.

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

CRITICAL ACCOUNTING POLICIES

         The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of an entity. To aid in that understanding, we have identified our "critical accounting policies." These policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Estimates are used in determining our allowance for bad debts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables and our history is somewhat limited due to the number of changes that have historically been made to credit policies. We also look at current trends in the credit quality of our customer base, as well as changes in the credit policies. Under PCS service plans from Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, referred to as "ASL," to control credit exposure. Account spending limits range from $125 to $200 and generally require deposits in the amount of the limit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our customer additions during 2001 were under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers and features increased back office controls with respect to collection efforts. We reinstated the deposit for customers in other credit classes on the Clear

Pay program as of February 24, 2002, and we believe that this program, referred to as Clear Pay II, has reduced our bad debt exposure.

         REVENUE RECOGNITION - We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. In the past, we have deferred this activation fee in all cases and recorded the activation fee revenue over the estimated average life of our customers, which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

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

         Effective July 1, 2003, we have adopted the accounting provisions of Emerging Issues Task Force ("EITF") Abstract No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Beginning July 1, 2003, we allocate amounts charged to customers between the sale of handsets and other equipment and the sale of wireless telecommunication services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the life of the subscriber.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, equipment and intangibles, comprise approximately 80 percent of our total assets at September 30, 2003. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions, such as increased competition, lower ARPU, etc., could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The current trends in the wireless telecommunications industry that drove our decision to launch the Exchange Offer for our publicly traded debt in September 2003 was deemed to be a "triggering event" requiring impairment testing of our long-lived assets under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams, and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base which includes all assets of the Company. The life of this asset group for purposes of this impairment test was assumed to be ten years. No impairment was indicated as a result of this test. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

         Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with the acquisitions completed by the Company in 2001, a significant deferred tax liability was recorded relative to intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. Prior to February 1, 2000, our predecessor operated as a limited liability company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, we became a C-corp for federal income tax purposes and, therefore, subsequent losses became net operating loss carryforwards to us. We continue to evaluate the likelihood of realizing the benefits of deferred tax items. Should events or circumstances indicate that it is warranted, a valuation allowance will again be established. During the first quarter of 2003 we reinstated a valuation allowance due to the fact that the timing differences that give rise to the deferred tax asset are expected to exceed the timing differences that give rise to the deferred tax liabilities and there is uncertainty as to whether we will recognize the benefit of those deferred taxes in future periods.

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

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 693,000 at September 30, 2003 compared to approximately 591,000 at September 30, 2002. This growth of approximately 102,000 subscribers or 17 percent year over year compares to 46 percent growth from September 30, 2001 to September 30, 2002. The decline in the rate of growth from 2002 to 2003 is due to the fact that markets were being launched during 2001 when our coverage area increased from 4.5 million to 11.2 million covered POPs. During 2002 our coverage area increased from 11.2 million to 11.8 million covered POPs as we had substantially completed the build-out of our network by the end of 2001. During the first nine months of 2003 our coverage area increased to 11.9 million covered POPs.

         Monthly churn for the third quarter of 2003 was approximately 2.9 percent compared to approximately 3.8 percent for the third quarter of 2002. This level of churn in the third quarter of 2003 was higher than that in the second quarter of 2003 when we experienced monthly churn of 2.5 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Churn increased significantly during 2002 as the result of a significantly higher level of involuntary deactivations of subscribers for non-payment. This was driven by the addition of a significant number of sub-prime credit quality subscribers in 2001 under the Clear Pay/NDASL program. We reinstated deposit requirements for sub-prime credit quality subscribers in our markets in February 2002 and began to see the impact of this change in the form of decreasing churn beginning in the fourth quarter of 2002 when churn declined to 3.4 percent from 3.8 percent in the third quarter of 2002. This trend has continued through the first nine months of 2003.

         Our CPGA includes handset subsidies on new subscriber activations and selling and marketing costs and was approximately $409 per gross addition in the third quarter of 2003, which was approximately 7 percent less than the $442 per gross addition in the third quarter of 2002. Our CPGA increased $34 in the third quarter of 2003 over the $375 per gross addition we experienced in the second quarter of 2003. As overall subscriber growth on a national basis has declined, competition among the wireless communications providers has become more intense. As a result of this competition for both new subscribers and existing subscribers from other carriers, promotional efforts have increased in terms of handset rebates and other promotional activities, which increases the up front costs in acquiring customers.

         SERVICE REVENUES - Service revenues consist of revenue from subscribers and roaming revenue earned when customers from other carriers roam onto our portion of the PCS network of Sprint. Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including PCS Vision, the wireless web, voice activated dialing, etc.

         Subscriber revenues were $116,665 for the quarter ended September 30, 2003 compared to $103,642 for the quarter ended September 30, 2002. This increase of 13 percent was primarily due to the 17 percent increase in our subscriber base discussed above. Subscriber revenues were $335,239 for the nine months ended September 30, 2003 compared to $289,720 for the nine months ended September 30, 2002. This increase of 16 percent was also primarily due to the increase in the subscriber base. ARPU decreased in the third quarter of 2003 to $57 compared to $60 in the third quarter of 2002. ARPU decreased in the first nine months of 2003 to $56 compared to $59 in the first nine months of 2002. This decrease is attributable to lower monthly recurring charges for plans with larger buckets of minutes being offered as a result of the increased level of competition in the marketplace. The larger buckets of minutes result in fewer minutes over plan and less revenue from those overage minutes.

         Roaming revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territories that roam onto our portion of the PCS network of Sprint. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming relative to Sprint subscribers are identical. This rate was 10 cents per minute during 2002. During 2003 this reciprocal rate decreased to 5.8 cents per minute. The decline in rates was offset by increases in roaming minutes due to the fact that we added additional base stations after the second quarter of 2002, which allowed us to capture additional roaming traffic as well as the growth in the customer bases of Sprint and other PCS providers. Sprint has indicated that the reciprocal rate for 2003 of 5.8 cents per minute represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. This rate went into effect on January 1, 2003. The toll rate for long distance charges associated with Sprint roaming is expected to remain at approximately 2 cents per minute. We have also experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint, which traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers. We had approximately 468 million minutes of inbound roaming traffic in the third quarter of 2003 compared to approximately 307 million minutes of inbound roaming traffic in the third quarter of 2002. The increase in minutes offset by the decrease in rates accounted for the 5 percent overall increase in roaming revenue to $41,126 in the third quarter of 2003 from $39,129 in the third quarter of 2002. We had approximately 1,203 million minutes of inbound roaming traffic in the first nine months of 2003 compared to approximately 783 million minutes of inbound roaming traffic in the first nine months of 2002. The increase in minutes offset by the decrease in rates accounted for the 9 percent overall increase in roaming revenue to $107,956 in the first nine months of 2003 from $99,154 in the first nine months of 2002.

         PRODUCT SALES AND COST OF PRODUCTS SOLD - We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and costs of products sold are recorded for all products that are sold through our retail stores, as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we may receive a credit from Sprint, which is less than the amount we originally paid for the handset.

         Product sales revenue for the third quarter of 2003 was $8,599 compared to $4,675 for the third quarter of 2002. Cost of products sold for the third quarter of 2003 was $14,913 compared to $12,904 for the third quarter of 2002. As such, the subsidy on handsets sold through our retail and local indirect channels was $6,314 in the third quarter of 2003 and $8,229 in the third quarter of 2002. On a per activation basis (excluding handsets sold to existing subscribers), the subsidy was approximately $111 per activation in the third quarter of 2003 and approximately $134 per activation in the third quarter of 2002. Product sales revenue for the first nine months of 2003 was $19,697 compared to $17,730 for the first nine months of 2002. Cost of products sold for the first nine months of 2003 was $40,156 compared to $36,134 for the first nine months of 2002. As such, the subsidy on handsets sold through our retail and local indirect channels was $20,459 in the first nine months of 2003 and $18,404 in the first nine months of 2002. On a per activation basis (excluding handsets sold to existing subscribers), the subsidy was approximately $114 per activation in the first nine months of 2003 and approximately $111 per activation in the first nine months of 2002. The decrease in subsidy per activation in the third quarter of 2003 compared to the third quarter of 2002 is primarily due to the addition of activation fee revenue that was allocated to handset sales in accordance with the provisions of EITF 00-21, as discussed previously.

         COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as outbound roaming fees, long distance charges, tower leases and maintenance, as well as backhaul costs. In addition, it includes the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $83,313 in the third quarter of 2003 were approximately 10 percent less than the $92,560 incurred in the third quarter of 2002. Expenses of $242,912 in the first nine months of 2003 were approximately 5 percent less than the $256,378 incurred in the first nine months of 2002. Network operating costs remained relatively stable as our network build-out is substantially complete and we are beginning to realize the benefits of our capital investment as we continue to add subscribers to the network. The improvements noted in overall cost of service and operations were primarily driven by reduced bad debt expense in 2003 compared to 2002 as we begin to see the benefit of reinstating deposits requirements in 2002. Total minutes of use on our network were 1.6 billion minutes in the third quarter of 2003 compared to 1.1 billion minutes in the third quarter of 2002 for an increase in traffic of 45 percent. Total minutes of use on our network were 4.4 billion minutes in the first nine months of 2003 compared to 3.0 billion minutes in the first nine months of 2002, for an increase in traffic of 47 percent.

         SELLING AND MARKETING EXPENSES (EXCLUDING NON-CASH COMPENSATION) - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $3,269 and $4,618 in the third quarter of 2003 and 2002, respectively. The amount of handset subsidy included in selling and marketing expenses was $11,441 and $12,483 in the first nine months of 2003 and 2002, respectively. Total selling and marketing expenses of $29,801 in the third quarter of 2003 were 8 percent less than the $32,503 incurred in the third quarter of 2002. Total selling and marketing expenses of $84,531 in the first nine months of 2003 were 4 percent less than the $88,360 incurred in the first nine months of 2002. The decreases experienced during 2003 are attributable to decreases in variable costs due to the fact that we had less gross activations in 2003 than in 2002 as subscriber growth is slowing.

         GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) - General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $6,312 in the third quarter of 2003 were 54 percent higher than the $4,102 incurred in the third quarter of 2002. General and administrative expenses of $15,645 in the first nine months of 2003 were 44 percent higher than the $10,890 incurred in the first nine months of 2002. The increase in 2003 has been the result of approximately $3 million in expenses incurred with respect to the proposed debt restructuring launched in September 2003 as well as increased professional fees related to various efforts in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property, plant and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $18,217 in the third quarter of 2003, which was 10 percent higher than the $16,630 recorded in the third quarter of 2002. Depreciation totaled $52,486 in the first nine months of 2003, which was 10 percent higher than the $47,702 recorded in the first nine months of 2002. The increase in 2003 is due to the increase in depreciable costs as a result of our capital expenditures in the last half of 2002 and the first half of 2003.

         Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions, consisting of values assigned to the agreements with Sprint and the customer base acquired. Amortization expense of $10,017 in the third quarter of 2003 was consistent with the $10,267 in the third quarter of 2002. Amortization expense of $30,050 in the first nine months of 2003 was consistent with the $30,402 in the first nine months of 2002.

         IMPAIRMENT OF GOODWILL - In accordance with the provisions of SFAS No. 142 we performed our first annual assessment of goodwill for impairment as of July 31, 2002. The results of this assessment indicated that goodwill was impaired and we recorded an impairment charge of $291,635 in the third quarter of 2002. This impairment charge reduced the carrying value of goodwill to zero such that no additional impairment testing was necessary in 2003.

         IMPAIRMENT OF PROPERTY AND EQUIPMENT - We recorded impairments of property and equipment in the third quarter and first nine months of 2003 of $291 and $685, respectively, compared to $0 and $1,332 in the third quarter and first nine months of 2002. The decrease in 2003 is attributable to a switch site location that was abandoned in 2002, resulting in a charge of $1,332 in the second quarter of 2002.

         NON-CASH COMPENSATION - Non-cash compensation expense of $45 in the third quarter of 2003 and $124 in the first nine months of 2003 related to shares of restricted stock that were awarded to our officers in October and December of 2002. Certain of our officers received a total of 800,000 shares of restricted stock at a discount to market price that will vest over a three-year period. Compensation expense relative to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse. We had no non-cash compensation expense in the third quarter or first nine months of 2002.

         OPERATING INCOME (LOSS) - Our operating income for the third quarter of 2003 was $3,480 compared to a loss of $313,173 for the third quarter of 2002, representing an improvement of $316,653. Our operating loss for the first nine months of 2003 was $3,697 compared to $356,229 for the first nine months of 2002, representing an improvement of $352,532. The improvement in operating income for the third quarter of 2003 of $316,653 and for the first nine months of 2003 of $352,532 is primarily due to the fact that we recorded a goodwill impairment charge of $291,635 in the third quarter of 2002. The remaining improvement is primarily attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess equity and debt offering proceeds. Income of $186 in the third quarter of 2003 was 73 percent less than the $678 earned in the third quarter of 2002. Income of $803 in the first nine months of 2003 was 72 percent less than the $2,882 earned in the first nine months of 2002. The decrease in interest earned is due to the fact that excess cash and investments were liquidated during 2002 in connection with funding our capital expenditures and operating cash flow losses, as well as making interest payments from restricted cash.

         INTEREST EXPENSE - Interest expense for the third quarter and first nine months of 2003 includes non-cash interest accreted on our 12 7/8% Senior Discount Notes of $9,106 and $26,483, respectively, as well as interest accrued on the two senior notes issued during 2001 and interest on our senior secured debt. Total interest expense of $26,519 in the third quarter of 2003 is consistent with the expense of $26,158 in the third quarter of 2002. Total interest expense of $79,007 in the first nine months of 2003 is 3 percent higher than total interest expense of $76,832 in the first nine months of 2002, primarily due to the increased level of advances under senior secured borrowings.

INCOME TAXES

         We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the mergers completed in the first quarter of 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired, particularly due to the intangible assets recorded in connection with the acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES - Operating cash flows were $32,644 in the first nine months of 2003 and negative $41,583 in the first nine months of 2002. The increase in operating cash flows of $74,227 is primarily related to a decrease in net loss before non-cash items of $41,772 coupled with working capital changes of $32,455 primarily related to receivables.

         INVESTING ACTIVITIES - Our investing cash flows were $5,575 in the first nine months of 2003 compared to negative $18,173 in the first nine months of 2002. Our cash capital expenditures for the first nine months of 2003 totaled $31,645 while our cash capital expenditures for the first nine months of 2002 totaled $79,776. Additionally, the decrease in restricted cash was $34,724 in the first nine months of 2003 compared to $59,705 in the first nine months of 2002.

         FINANCING ACTIVITIES - Our financing cash flows decreased in the first nine months of 2003 to a negative $1,057 from $11,495 in the first nine months of 2002. In 2002 we received $12,838 in proceeds representing the remaining borrowings under the term portion of our Senior Secured Credit Facility.

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

         COMMON STOCK - On October 29, 1999, we filed a registration statement with the U. S. Securities and Exchange Commission for the sale of 10,714,000 shares of our common stock (the "Initial Offering"). The Initial Offering became effective and the shares were issued on February 3, 2000 at the initial price of $17.00 per share. Subsequently, the underwriters exercised their over-allotment option for an additional 1,607,100 shares. We received net proceeds of approximately $193.8 million after commissions of $13.3 million and expenses of approximately $1.5 million. The proceeds of the Initial Offering were used for the build out of our portion of the PCS network of Sprint, to fund operating capital needs and for other corporate purposes.

         On November 13, 2001, Alamosa Holdings completed an underwritten secondary offering of its common stock pursuant to which certain of its stockholders sold an aggregate of 4,800,000 shares at a public offering price of $14.75 per share. Alamosa Holdings did not receive any proceeds from the sale of these shares, but the underwriters were granted an option to purchase up to 720,000 additional shares of common stock to cover over-allotments. This option was exercised on November 16, 2001, and we received net proceeds from the sale of these shares after offering costs of approximately $9.1 million, which was used for general corporate purposes.

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

         On January 31, 2001, Alamosa (Delaware) issued $250.0 million face amount of senior notes (the "12 1/2% Senior Notes"). The 12 1/2% Senior Notes mature in ten years (February 1, 2011), carry a coupon rate of 12 1/2% and are payable semiannually on February 1 and August 1, beginning on August 1, 2001.

         On August 15, 2001, Alamosa (Delaware) issued $150.0 million face amount of senior notes (the "13 5/8% Senior Notes"). The 13 5/8% Senior Notes mature in ten years (August 15, 2011), carry a coupon rate of 13 5/8% and are payable semiannually on February 15 and August 15, beginning on February 15, 2002.

         SENIOR SECURED CREDIT FACILITY - On February 14, 2001, we entered into a $280.0 million Senior Secured Credit Facility with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; First Union National Bank, as documentation agent; EDC as co-documentation agent; and a syndicate of banking and financial institutions. The Senior Secured Credit Facility was closed and initial funding of $150 million was made on February 14, 2001 in connection with the completion of the acquisitions of two PCS Affiliates of Sprint. A portion of the proceeds of the Senior Secured Credit Facility were used (i) to pay the cash portion of the merger consideration for the acquisitions, (ii) to refinance existing indebtedness under our credit facility with EDC and under the existing credit facilities of the acquired companies, and (iii) to pay transaction costs. This facility was amended in March 2001 to increase the maximum borrowings to $333 million as a result of the acquisition of another PCS Affiliate of Sprint. The facility was again amended in August 2001 to, among other things, modify financial covenants and reduce the maximum borrowing to $225 million, of which $200 million is outstanding at September 30, 2003. The remaining proceeds were used for general corporate purposes, including funding capital expenditures, subscriber acquisition and marketing costs, purchase of spectrum and working capital needs.

         On September 26, 2002 we entered into the sixth amendment to the amended and restated credit agreement relating to the Senior Secured Credit Facility, which, among other things, modified certain financial and statistical covenants. As a result of the amendment, we are required to maintain a minimum cash balance of $10 million.

         The September 26, 2002 amendment also placed restrictions on the ability to draw on the $25 million revolving portion of the Senior Secured Credit Facility. The first $10 million can be drawn if cash balances fall below $15 million and we substantiate through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the Company's leverage ratio is less than or equal to 5.5 to 1. At September 30, 2003, our leverage ratio was 7.21 to 1.

         The terms of this credit facility contain numerous financial and other covenants, the violation of which could be deemed an event of default by the lenders. Should we be deemed to be in default, the lenders can declare the entire outstanding borrowings immediately due and payable or exercise other rights and remedies. Such an event would likely have a material adverse impact on us.

         DEBT RESTRUCTURING - In an effort to proactively manage its capital structure and align it with recent operating trends in the wireless telecommunications industry, the Company launched an offer to exchange its publicly traded debt on September 12, 2003. The offer, as amended on October 15, 2003 (as so amended, the "Exchange Offer"), sought to exchange all of the Company's existing 12 7/8% Senior Discount Notes, 12 1/2% Senior Notes and 13 5/8% Senior Notes for a combination of new notes and convertible Alamosa Holdings preferred stock. The Exchange Offer was successful and expired on November 10, 2003.

         Holders of the 12 7/8% Senior Discount Notes due 2010 (the "Discount Notes") who tendered their Discount Notes will receive for each $1,000 accreted amount of the Discount Notes tendered, as of the expiration of the Exchange Offer, (1) $650 in original issue amount of new 12% Senior Discount Notes due 2009 (the "New Discount Notes") and (2) one share of Series B Convertible Preferred Stock of Alamosa Holdings with a liquidation preference of $250 per share (the "Preferred Stock").

         Holders of the 12 1/2% Senior Notes due 2011 and the 13 5/8% Senior Notes due 2011 (collectively, the "Old Cash Pay Notes" and, together with the Discount Notes, the "Old Notes") who tendered their Old Cash Pay Notes will receive, for each $1,000 principal amount of the Old Cash Pay Notes tendered,
(1) $650 in principal amount of new 11% Senior Notes due 2010 (the "New Cash Pay Notes" and, together with the New Discount Notes, the "New Notes") and (2) one share of Preferred Stock.

         Fractional shares of Preferred Stock will not be issued under the Exchange Offer and New Notes will be issued only in denominations that are integral multiples of $1,000. With respect to any holder of Old Notes who would otherwise receive a fractional share of Preferred Stock or New Notes in an amount that is not an integral multiple of $1,000, the Company will round down to the nearest whole share of Preferred Stock or $1,000 of New Notes, as applicable, and substitute a cash payment equal to the liquidation preference allocable to the fractional share of Preferred Stock or the amount by which the amount of New Notes is reduced.

         The New Discount Notes will accrete at 12 percent, compounded semi-annually through July 31, 2005. Cash interest on the accreted value will then be paid semi-annually at 12 percent beginning on January 31, 2006 until maturity on July 31, 2009. The New Cash Pay Notes will require cash payment of interest semi-annually beginning January 31, 2004 until maturity on July 31, 2010.

         Holders of Preferred Stock will be entitled to receive cumulative dividends at an annual rate of 7.5 percent of the $250 per share liquidation preference. Dividends will be payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings will have the option to pay Preferred Stock dividends in (i) cash, (ii) shares of Alamosa Holdings Series C Convertible Preferred Stock ("Dividend Preferred Stock" and, together with the Preferred Stock, the "Preferred Shares"), (iii) shares of Alamosa Holdings common stock or (iv) a combination thereof. After July 31, 2008, all Preferred Stock dividends will be payable in cash only. The Dividend Preferred Stock will have essentially the same terms as the Preferred Stock with the exception of the conversion rate, as discussed below.

         Each share of Preferred Stock and Dividend Preferred Stock will be convertible at the holder's option and at any time into shares of Alamosa Holdings common stock. The Preferred Stock will be convertible at $3.40 per share and the Dividend Preferred Stock will be convertible at $4.25 per share.

         Beginning on the third anniversary of the date of original issuance of the Preferred Stock, Alamosa Holdings has the option to redeem outstanding Preferred Shares for cash. The initial redemption price will be 125 percent of the $250 per share liquidation preference, reduced by 5 percent annually thereafter until 2011 after which time the redemption price will remain at 100 percent. All outstanding Preferred Shares must be redeemed by Alamosa Holdings on July 31, 2013.

         Upon the expiration of the Exchange Offer on November 10, 2003, the Company had received tenders from existing noteholders amounting to approximately $343.6 million or 98 percent of the Discount Notes, $238.4 million or 95 percent of the 12 1/2% Senior Notes and $147.5 million or 98 percent of the 13 5/8% Senior Notes. The consummation of the Exchange Offer will be accounted for under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In accordance with the provisions of SFAS No. 15, the New Notes and Preferred Stock will be recorded at fair value. The excess of the carrying value of the existing debt tendered by noteholders over the fair value of the New Notes and Preferred Stock will reduce interest expense over the life of the New Notes due to the fact that the total cash flows associated with the New Notes exceeds the carrying value of the Old Notes.

         In contemplation of the Exchange Offer, Alamosa (Delaware), on September 11, 2003, amended the terms of the respective indentures governing its existing 12 7/8% Senior Discount Notes, 12 1/2% Senior Notes and 13 5/8% Senior Notes to add Alamosa Holdings as a guarantor under the indentures. The Company further amended the indentures governing these notes on October 29, 2003, after receiving the requisite consents from the holders of the notes, to eliminate substantially all covenant protection under such indentures.

         Concurrently with the closing of the Exchange Offer, the Company entered into amendments to certain of its agreements with Sprint (the "Sprint Amendments") and to the credit facility governing the Senior Secured Credit Facility (the "Bank Amendment"). The Company entered into the Sprint Amendments to (i) simplify the manner in which financial settlements are determined and settled between the Company and Sprint, (ii) settle outstanding disputed charges between the Company and Sprint and (iii) provide clarity with respect to access to information between the Company and Sprint. The Company entered into the Bank Amendment to, among other things, modify the financial maintenance ratios in the credit agreement and obtain the requisite consent to the execution of Sprint Amendments.

         The successful restructuring of our debt as described above, coupled with the economic benefits to us of the Sprint Amendments will provide for over $240 million of principal debt reduction and over $260 million in cumulative cash interest expense savings and expected economic benefits resulting from the modifications to the Sprint agreements. Additionally, the amended covenants under our Senior Secured Credit Facility will allow us the flexibility to pursue attractive business opportunities and focus on adding quality customers to our network.

         At September 30, 2003, we had $97,687 in cash and cash equivalents plus an additional $1 in restricted cash held in escrow for debt service requirements. We also had $25,000 remaining on the revolving portion of the Senior Secured Credit Facility, subject to the restrictions discussed previously. We believe that this $122,688 in cash and available borrowings is sufficient to fund our working capital, capital expenditure and debt service requirements through the point where such requirements will be funded through free cash flow.

         Although, we do not anticipate the need to raise additional capital in the upcoming year, our funding status is dependent on a number of factors influencing our projections of operating cash flows, including those related to subscriber growth, ARPU, churn and CPGA. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve our intended business objectives.

         In addition, should the recent trends in our metrics which drove our decision to pursue the exchange offer discussed previously continue to affect our results, we may be unable to satisfy all of the covenants under the Senior Secured Credit Facility. In such an event, we may need to obtain further amendments to the amended and restated credit agreement relative to the Senior Secured Credit Facility or seek other sources of financing, which may not be available to us. If we are not able to get the amendment and fail to satisfy one or more of the financial or other covenants under the Senior Secured Credit Facility, it could result in an event of default on our debt.

         INFLATION - We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

FUTURE TRENDS THAT MAY AFFECT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

         We may not be able to sustain our planned growth or obtain sufficient revenue to achieve and sustain profitability. Recently, we have experienced slowing net customer growth. Net customer growth was approximately 48,000 net subscribers in the first quarter of 2002, 20,000 net subscribers in the second quarter of 2002, 20,000 net subscribers in the third quarter of 2002 and improved to 31,000 net subscribers in the fourth quarter of 2002 due to seasonal activity. We added 16,000 net subscribers in the third quarter of 2003, which was less than the 24,000 net subscribers added in the second quarter of 2003. The trend of slowing subscriber growth experienced during 2002 is attributable to increased churn and competition, slowing wireless subscriber growth and weakened consumer confidence. The improvement in the early months of 2003 is primarily attributable to decreased churn resulting from measures put in place in 2002 to slow the addition of subscribers with sub-prime credit characteristics, however the trend is beginning to deteriorate as evidenced by the decline in net subscriber additions in the third quarter of 2003 compared to the second quarter of 2003. We are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment in acquiring those subscribers. If the current trend of slowing net customer growth does not improve, it will lengthen the amount of time it will take for us to reach a sufficient number of customers to achieve free cash flow, which in turn will have a negative impact on liquidity and capital resources. Our business plan reflects continuing growth in subscribers and free cash flow in 2003 as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers.

         We may continue to experience higher costs to acquire customers. For the third quarter of 2003, our CPGA was $409 per activation compared to $375 per activation in the second quarter of 2003. The fixed costs in our sales and marketing organization are being allocated among a smaller number of activations due to the slowdown in subscriber growth. In addition, handset subsidies have been increasing due to more aggressive promotional efforts. With a higher CPGA, customers must remain on our network for a longer period of time at a stable ARPU to recover those acquisitions costs.

         We may continue to experience a higher churn rate. Our average customer monthly churn (net of deactivations that take place within 30 days of the activation date) for 2002 was 3.4 percent. This rate of churn is the highest that we have experienced on an annual basis since the inception of the Company and compares to 2.7 percent in 2001. We expect that in the near term churn will remain higher than historical levels as a result of a greater percentage of sub-prime versus prime credit class customers imbedded in the subscriber base in our territory as a result of various programs that were run during 2001 and the first two months of 2002 which encouraged sub-prime credit individuals to subscribe to our service. We have experienced a significantly higher rate of involuntary deactivations due to non-payment relating to these customers. During the third quarter of 2003 we experienced an increase in our churn rate to 2.9 percent compared to 2.5 percent in the second quarter of 2003. If churn increases over the long-term, we would lose the cash flow attributable to these customers and have greater than projected losses.

         We may experience a significantly lower reciprocal roaming rate with Sprint in 2003 and thereafter. Under our original agreements with Sprint, Sprint had the right to change the reciprocal roaming rate. On April 27, 2001, we entered into an agreement with Sprint, which reduced the reciprocal roaming rate from 20 cents per minute to 15 cents per minute beginning June 1, 2001, and to 12 cents per minute on October 1, 2001. For 2002, the rate was 10 cents per minute. On January 1, 2003, the reciprocal rate was reduced to 5.8 cents per minute, which Sprint has indicated represents a fair and reasonable return on the cost of the underlying network based on an agreement in principle reached with Sprint in 2001. The modifications to our affiliation agreements with Sprint that became effective upon the successful restructuring of our debt fixes this rate at 5.8 cents per minute until December 31, 2005. We are currently a net receiver of roaming with Sprint, meaning that other PCS customers roam onto our network at a higher rate than our customers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint PCS travel minutes was 1.1 to 1 for the third quarter of 2003, and we expect this margin to trend close to 1 to 1 over time.

         Our ability to borrow funds under the revolving portion of the Senior Secured Credit Facility may be limited due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreements covering our Senior Secured Credit Facility. We amended our credit agreement on September 26, 2002 and modified certain of the financial and operating covenants and are in compliance with the lending agreement at September 30, 2003. We believe we will meet the requirements of these covenants in future periods; however, if we do not, our ability to access the remaining $25,000 in the form of the revolving portion of the Senior Secured Credit Facility could be limited, which could have a material adverse impact on our liquidity.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. For our leased telecommunication facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, we have adopted SFAS No. 143 as of January 1, 2003.

         As previously disclosed, upon adoption of SFAS No. 143, we had concluded that, for our leased telecommunication facilities, a liability could not be reasonably estimated due to (1) our inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) our inability to estimate a potential range of settlement dates due to our ability to renew site leases after the initial lease expiration and (3) our limited experience in abandoning cell site locations and actually incurring remediation costs.

         It is our understanding that further clarification has been provided by the Securities and Exchange Commission ("SEC") regarding the accounting for asset retirement obligations and specifically relating to factors to consider in determining the estimated settlement dates and the probability of enforcement of the remediation obligation. Based on this information, we have revised certain of the estimates used in our original analysis and calculated an asset retirement obligation for our leased telecommunication facilities. We determined that the aforementioned asset retirement obligations did not have a material impact on our consolidated results of operations, financial position or cash flows for the three and nine month periods ended September 30, 2003, as well as for each of the three month periods ended March 31 and June 30, 2003. As such, we have recorded the asset retirement obligations in the three month period ended September 30, 2003.

         As a result, an initial asset retirement obligation of $1,243 has been recorded and classified in other non-current liabilities as of September 30, 2003. In addition, we also recorded a corresponding increase in property and equipment of $1,243 as of September 30, 2003. The effect on our statement of operations for the three and nine month periods ended September 30, 2003 related to accretion of the asset retirement obligation and depreciation of the corresponding asset through September 30, 2003. Included in costs of services and operations in the consolidated statement of operations for the three and nine month periods ended September 30, 2003 is a charge of $524 related to the accretion of the asset retirement obligations. Included in depreciation and amortization in the consolidated statement of operations for the three and nine month periods ended September 30, 2003 is a charge of $456 related to the depreciation of the assets recorded in connection with the asset retirement obligations. For purposes of determining the aforementioned asset retirement obligations, we have assigned a 100% probability of enforcement to the remediation obligations and have assumed an average settlement period of 20 years.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, and the adoption of this statement did not have a material impact on our results of operations, financial position or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which is an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for fiscal years ending after and interim periods beginning after December 15, 2002. As we continue to account for stock-based employee compensation using the intrinsic value method under APB Opinion No. 25, we, as required, have only adopted the revised disclosure requirements of SFAS No. 148 as of December 31, 2002.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and did not have a material impact on our results of operations, financial position or cash flows.

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

         The Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract No. 00-21, "Revenue Arrangements with Multiple Deliverables," in May 2003. This abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this abstract became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, and we have adopted of the provisions of this abstract as of July 1, 2003.

         We have elected to apply the accounting provisions of this abstract on a prospective basis beginning July 1, 2003. Under the accounting provisions of this abstract, we will allocate amounts charged to customers between the sale of handsets and other equipment and the sale of wireless telecommunication services in those transactions in distribution channels controlled by us. In many cases, this will result in all amounts collected from the customer upon activation of the handset being allocated to the sale of the handset. As a result of this treatment, activation fees included in the consideration at the time of sale will be recorded as handset revenue. Prior to the adoption of the provisions of this abstract, we had deferred all activation fee revenue as well as activation costs in a like amount and amortized these revenues and costs over the average life of our subscribers. The existing deferred revenue and costs at July 1, 2003 will continue to be amortized along with that portion of activation fees generated by customers outside of distribution channels controlled by us. The impact of the adoption of these accounting provisions was not material to us.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. For public entities with VIEs created before February 1, 2003, the implementation and disclosure requirements of FIN 46 are effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. For VIEs created after January 31, 2003, the requirements are effective immediately. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         We have been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of our initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against us is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the U. S. Securities and Exchange Commission for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by us and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by us and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. We maintain insurance coverage which may mitigate our exposure to loss in the event that this claim is not resolved in our favor.

         The issuers in the IPO cases, including us, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to the approval of the Court.

         On January 23, 2001, the Company's board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against us and our Chairman, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination, among other things. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. A panel of three arbitrators has been selected. We believe that there is no basis for Mr. Brantley's claim and intend to vigorously defend the lawsuit.

         On January 8, 2003, a claim was made against us by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT sought to recover approximately $2.0 million from the Company relating to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC, which was acquired by us in the first quarter of 2001. This claim was settled for $0.875 million during the second quarter of 2003.

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

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) The following set forth those exhibits filed pursuant to Item 601 of Regulation S-K:

        EXHIBIT INDEX

        Exhibit Number     Exhibit Title

         3.1 Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock of Alamosa Holdings, Inc., filed as Exhibit 3.1 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         3.2 Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock of Alamosa Holdings, Inc., filed as Exhibit 3.2 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.1 Indenture for 11% Senior Notes due 2010, dated as of November 10, 2003, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.2 Indenture for 12% Senior Discount Notes due 2009, dated as of November 10, 2003, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.2 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.3 Global Note relating to the 11% Senior Note due 2010, filed as Exhibit 4.3 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.4 Global Note relating to the 12% Senior Discount Note due 2009, filed as Exhibit 4.4 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.5 Fourth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of September 11, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.5 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.6 Fifth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of October 29, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.6 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.7 Third Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of September 11, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.7 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.8 Fourth Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of October 29, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.8 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.9 First Supplemental Indenture for 13 5/8% Senior Notes due 2011, dated as of September 11, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.9 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.10 Second Supplemental Indenture for 13 5/8% Senior Notes due 2011, dated as of October 29, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.1 Eighth Amendment and Waiver, dated as of October 27, 2003, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.2 Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit
                           10.2 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.3 Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit
                           10.3 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.4 Addendum V to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P, filed as Exhibit 10.4 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.5 Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as
                           Exhibit 10.5 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.6 Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.6 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.7 Settlement Agreement and Mutual Release, dated as of September 12, 2003, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P., WirelessCo, L.P., Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Missouri, LLC, Southwest PCS, L.P., Washington Oregon Wireless LLC, Alamosa Wisconsin Limited Partnership and Texas Telecommunications, LP, filed as Exhibit 10.7 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.8 Amendment to the Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as
                           Exhibit 10.8 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



    (b) The following sets forth the current reports on Form 8-K that have been filed during the quarterly period for which this report is filed:

         Current Report on Form 8-K filed on August 8, 2003 (Item 12).

         Current Report on Form 8-K filed on September 12, 2003
         (Items 5, 7 and 9).

         Current Report on Form 8-K filed on September 22, 2003 (Item 9).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALAMOSA (DELAWARE), INC.
                                    Registrant

                                    /s/ David E. Sharbutt
                                    -----------------------------------------
                                    David E. Sharbutt
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Kendall W. Cowan
                                    -----------------------------------------
                                    Kendall W. Cowan
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number    Exhibit Title

         3.1 Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock of Alamosa Holdings, Inc., filed as Exhibit 3.1 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         3.2 Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock of Alamosa Holdings, Inc., filed as Exhibit 3.2 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.1 Indenture for 11% Senior Notes due 2010, dated as of November 10, 2003, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.2 Indenture for 12% Senior Discount Notes due 2009, dated as of November 10, 2003, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.2 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.3 Global Note relating to the 11% Senior Note due 2010, filed as Exhibit 4.3 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.4 Global Note relating to the 12% Senior Discount Note due 2009, filed as Exhibit 4.4 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.5 Fourth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of September 11, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.5 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.6 Fifth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of October 29, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.6 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.7 Third Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of September 11, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.7 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.8 Fourth Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of October 29, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.8 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.9 First Supplemental Indenture for 13 5/8% Senior Notes due 2011, dated as of September 11, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.9 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.10 Second Supplemental Indenture for 13 5/8% Senior Notes due 2011, dated as of October 29, 2003, by and among Alamosa (Delaware), Inc., Alamosa Holdings, Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.1 Eighth Amendment and Waiver, dated as of October 27, 2003, to the Amended and Restated Credit Agreement, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Holdings, LLC, the Lenders party thereto and Citicorp USA, Inc., as Administrative Agent and Collateral Agent, filed as Exhibit 10.1 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.2 Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit
                           10.2 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.3 Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit
                           10.3 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.4 Addendum V to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P, filed as Exhibit 10.4 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.5 Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as
                           Exhibit 10.5 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.6 Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.6 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.7 Settlement Agreement and Mutual Release, dated as of September 12, 2003, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P., WirelessCo, L.P., Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Missouri, LLC, Southwest PCS, L.P., Washington Oregon Wireless LLC, Alamosa Wisconsin Limited Partnership and Texas Telecommunications, LP, filed as Exhibit 10.7 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.8 Amendment to the Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as
                           Exhibit 10.8 to the Form 10-Q, dated November 14, 2003, of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

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