Form 10-K
period 2003-12-31
ALAMOSA DELAWARE INC
filed 2004-03-16
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2003

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from                to
                                                          --------------
      -----------

                               ------------------

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

                                 (806) 722-1100
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:


                    TITLE OF EACH CLASS                                     NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------------------------------------           ----------------------------------------
ALAMOSA (DELAWARE), INC. 12 7/8% SENIOR DISCOUNT NOTES DUE 2010                     AMERICAN STOCK EXCHANGE



        Securities registered pursuant to Section 12(g) of the Act: NONE

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES [ ]   NO [X]

There is currently no public market for the registrant's common stock.

As of March 9, 2004, 100 shares of common stock, par value $.01 per share, of the registrant were issued and outstanding.

The registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this Form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).

                                TABLE OF CONTENTS

                                                                                                                   PAGE
                                                                                                                   ----
PART I
     ITEM 1.      BUSINESS........................................................................................... 3
     ITEM 2.      PROPERTIES.........................................................................................24
     ITEM 3.      LEGAL PROCEEDINGS..................................................................................24
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................26
PART II
     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS................................................................................26
     ITEM 6.      SELECTED FINANCIAL DATA............................................................................26
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION...............................................................................26
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................50
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................52
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...............................................................................52
     ITEM 9A.     CONTROLS AND PROCEDURES............................................................................53
PART III
     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................53
     ITEM 11.     EXECUTIVE COMPENSATION.............................................................................53
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.........................................................................................53
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................53
     ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.............................................................53
PART IV
     ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K...........................................................................................54
SIGNATURES...........................................................................................................56

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

         o    forecasts of population growth in our territory;

         o statements regarding our anticipated revenues, expense levels, liquidity and capital resources and operating losses; and

         o statements regarding expectations or projections about markets in our territories.

         Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, include, but are not limited to:

         o    our dependence on our affiliation with Sprint;

         o the ability of Sprint to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

         o    our limited operating history and anticipation of future losses;

         o our dependence on back office services, such as billing and customer care, provided by Sprint;

         o    inaccuracies in financial information provided by Sprint;

         o    potential fluctuations in our operating results;

         o our ability to predict future customer growth, as well as other key operating metrics;

         o    changes or advances in technology;

         o    the ability to leverage 3G products and services;

         o    competition in the industry and markets in which we operate;

         o    subscriber credit quality;

         o    our ability to attract and retain skilled personnel;

         o our potential need for additional capital or the need for refinancing existing indebtedness;

         o our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

         o our inability to predict the outcome of potentially material litigation;

         o    the potential impact of wireless local number portability
              ("WLNP");

         o    changes in government regulation;

         o    future acquisitions;

         o    general economic and business conditions; and

         o effects of mergers and consolidations within the wireless telecommunications industry and unexpected announcements or developments from others in the wireless telecommunications industry.

         All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

ITEM 1.  BUSINESS.

         For convenience in this annual report, unless indicated otherwise, "Company," "we," "us," and "our" refer to Alamosa (Delaware), Inc. and its subsidiaries. "Alamosa Holdings" refers exclusively to our parent company, Alamosa Holdings, Inc. "Sprint PCS" refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. "Sprint" refers to Sprint Corporation and its affiliates, including Sprint PCS. Statements in this annual report regarding Sprint or Sprint PCS are derived from information contained in our agreements with Sprint, periodic reports and other documents filed by Sprint and Sprint Spectrum L.P. with the U.S. Securities and Exchange Commission ("SEC") or press releases issued by Sprint. A "PCS Affiliate of Sprint" is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates, or their successors. "Sprint PCS products and services" refer to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint brand name.

         References in this annual report on Form 10-K to us as a provider of wireless personal communications services or similar phrases generally refer to our building, owning and managing our portion of the PCS network of Sprint pursuant to our affiliation agreements with Sprint. Sprint holds the spectrum licenses and controls the network through its agreements with us.

         All references contained in this annual report on Form 10-K to resident population ("POPs") are based on year-end 2000 population counts compiled by the U.S. Census Bureau adjusted for annual population growth rate estimates provided to us by Sprint.

OVERVIEW

         We are the largest PCS Affiliate of Sprint in terms of subscribers. We have the exclusive right to provide wireless mobility communications network services under the Sprint brand name in a territory encompassing over 15.8 million residents primarily located in portions of Texas, New Mexico, Arizona, Colorado, Wisconsin, Arkansas, Illinois, Oklahoma, Kansas, Missouri, Washington and Oregon. For the year ended December 31, 2003, we generated $631.1 million in revenue, $55.7 million in cash flows from operating activities and reported a net loss of $83.3 million. As of December 31, 2003, we had approximately 727,000 subscribers.

         We launched Sprint wireless services in our first market in June 1999 and currently operate in the 88 basic trading areas ("BTAs") assigned to us under our affiliation agreements with Sprint PCS. At December 31, 2003, our network covered approximately 12.0 million POPs, or approximately 76% of the total POPs in our markets. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory. Sprint PCS, along with its PCS Affiliates, operates a 100% digital, 100% PCS nationwide wireless network in the United States with licenses to provide services to an area consisting of more than 280 million POPs. Like Sprint PCS, we utilize code division multiple access ("CDMA") technology across our portion of the PCS Network of Sprint. As of December 31, 2003, we have upgraded our network to CDMA 1xRTT in markets representing approximately 96% of the covered POPs in our markets.

         During the first quarter of 2001, we completed acquisitions of three PCS Affiliates of Sprint. We acquired Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW") on February 14, 2001. We acquired Southwest PCS Holdings, Inc. ("Southwest PCS") on March 30, 2001. The acquisitions added territories with a total of approximately 6.8 million residents and added approximately 90,000 subscribers. The results of operations for the acquired companies are reflected in our consolidated results from the respective date of acquisition.

OUR BACKGROUND

         We were formed in October 1999 to operate as a holding company and closed our initial public offering in February 2000. On December 14, 2000, we formed a new holding company and became a wholly-owned subsidiary of the new holding company, which was named Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings").

         Alamosa Holdings, Inc. was formed in July 2000 to operate as a holding company. On February 14, 2001, Alamosa Sub I, Inc., a wholly owned subsidiary of Alamosa Holdings, merged with and into Alamosa PCS Holdings, with Alamosa PCS Holdings surviving the merger and becoming Alamosa Holdings' wholly owned subsidiary. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of Alamosa Holdings common stock. We are a direct wholly owned subsidiary of Alamosa PCS Holdings and an indirect wholly owned subsidiary of Alamosa Holdings.

OUR RELATIONSHIP WITH SPRINT

         Sprint PCS, along with its PCS Affiliates, operate the largest 100% digital, 100% PCS nationwide wireless network in the United States with licenses to provide services to an area consisting of more than 280 million residents. The PCS network of Sprint uses CDMA technology nationwide. Sprint directly operates its PCS network in major markets throughout the United States and has entered into independent agreements with various companies such as us, under which each has become a PCS Affiliate of Sprint and has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways designed to operate seamlessly with the nationwide PCS network of Sprint.

         Pursuant to our affiliation agreements with Sprint PCS, we agreed to provide network coverage to a minimum percentage of the POPs in our territory within specified time periods. We believe we are in compliance with our network build-out requirements and Sprint PCS' other program requirements. The build-out of our territory has significantly extended Sprint PCS wireless coverage in the Southwestern, Northwestern and Midwestern regions of the United States.

         We believe that our affiliation with Sprint PCS allows us to offer high quality, branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible and to also benefit from Sprint PCS':

    o MARKETING - We market Sprint PCS products and services through Sprint PCS' existing relationships with major national retailers under the highly recognizable Sprint and Sprint PCS brand names.

    o NATIONAL NETWORK - Our subscribers can immediately access Sprint PCS' national network, which includes over 300 major metropolitan areas.

    o ADVANCED TECHNOLOGY - We believe that the CDMA technology used in our network offers advantages in capacity and voice quality, as well as access to advanced features such as Sprint PCS' suite of "PCS Vision" products.

    o HANDSET AVAILABILITY AND PRICING - Sprint PCS' purchasing leverage allows us to acquire handsets more quickly and at a lower cost than we could without our affiliation with Sprint.

    o NATIONAL RESELLER AGREEMENTS - We receive additional revenue as a result of Sprint PCS' relationships with wireless resellers, including Virgin Mobile and, beginning in 2004, Qwest Wireless, when customers of those resellers use our portion of the PCS network of Sprint.

MARKETS

         We believe we operate in highly attractive markets. We believe our markets are attractive for a number of reasons:

         o FEWER COMPETITORS MARKET-BY-MARKET - Because we operate in less populated markets, we believe that we face fewer competitors in most markets in our territory than wireless providers that operate in more urban areas typically face.

         o PROXIMITY TO LARGE U.S. URBAN CENTERS - Our territory is located near or around several large U.S. urban centers, including Dallas, Denver, Kansas City, Milwaukee, Minneapolis, Oklahoma City, Phoenix, Portland, St. Louis, San Antonio, Seattle, Tulsa and Wichita. This has led to a favorable ratio of wireless subscribers based outside of our territory using our portion of the PCS network of Sprint as compared to our subscribers using wireless communications networks outside our territory.

         o ATTRACTIVE ROAMING AND TRAVEL CHARACTERISTICS - Given the rural nature of many of our markets and our extensive coverage of the major and secondary highways in our markets, we have consistently received significant roaming revenue from wireless subscribers using our portion of the PCS network of Sprint.

         o HIGH POPULATION GROWTH MARKETS - The overall population growth in our territory has been above the national average over the past five years.

         The following table lists the location, BTA number, megahertz ("MHz") of spectrum and estimated total residents for each of the BTAs that comprise our territory under our affiliation agreements with Sprint PCS as of December 31, 2003. The number of estimated covered residents does not represent the number of wireless subscribers that we expect to be based in our territory.

                                                                       ESTIMATED TOTAL   ESTIMATED COVERED
LOCATION                             BTA NO.(1)   MHZ OF SPECTRUM          POPs (2)           POPs (3)
----------------------------------------------------------------------------------------------------------
ARKANSAS
Fayetteville-Springdale-Rogers ....   140           30                     346,200
Fort Smith ........................   153           30                     331,600
Little Rock (4) ...................   257           30                      15,700
Russellville ......................   387           30                     100,400
                                                                           -------
                                                                           793,900            645,000

ARIZONA
Flagstaff .........................   144           30                     119,700
Las Vegas, NV (Arizona side) (4) ..   245           30                     157,100
Prescott ..........................   362           30                     181,800
Phoenix (4) .......................   347           30                     110,500
Sierra Vista-Douglas ..............   420           30                     121,000
Tucson (4) ........................   447           30                       2,000
Yuma ..............................   486           30                     169,900
                                                                           -------
                                                                           862,000            626,600

CALIFORNIA
El Centro-Calexico ..............     124           30                     151,500
San Diego (4) ...................     402           30                       1,000
                                                                           -------
                                                                           152,500            139,600

COLORADO
Colorado Springs (4) ............      89           30                       1,300
Farmington, NM-Durango, CO .....      139           20                     217,100
Grand Junction .................      168           30                     257,500
Pueblo .........................      366           30                     320,100
                                                                           -------
                                                                           796,000            464,100

ILLINOIS
Carbondale-Marion ...............      67           30                     214,800            137,000

KANSAS
Pittsburgh-Parsons ..............     349           30                      92,100
Emporia ........................      129           30                      47,900
Hutchinson (4) ..................     200           30                      29,600
Manhattan-Junction City .........     275           30                     117,300
Salina ..........................     396           30                     143,800
                                                                           -------
                                                                           430,700            253,300





MINNESOTA
La Crosse, WI-Winona, MN .......      234           30                     324,100
Minneapolis-St. Paul (4) .......      298           30                      85,200
                                                                           -------
                                                                           409,300            259,000

MISSOURI
Cape Girardeau-Sikeston .........      66           30                     190,200
Columbia ........................      90           30                     220,200
Jefferson City ..................     217           30                     167,100
Kirksville ......................     230           30                      57,400
Poplar Bluff ....................     355           30                     154,500
Quincy, IL-Hannibal .............     367           30                     185,700
Rolla ...........................     383           30                     105,400
St. Joseph ......................     393           30                     196,900
Sedalia .........................     414           30                      80,500
Springfield .....................     428           30                     682,400
West Plains .....................     470           30                      78,300
Kansas City (4)..................     226           30                      16,800
                                                                         ---------
                                                                         2,135,400          1,465,600

NEW MEXICO
Albuquerque .....................       8           20                     851,500
Carlsbad ........................      68           10                      51,700
Clovis ..........................      87           30                      76,000
Gallup ..........................     162           10                     146,000
Hobbs ...........................     191           30                      55,500
Roswell .........................     386           10                      82,300
Santa Fe ........................     407           20                     225,900
Las Cruces ......................     244           10                     258,400
                                                                         ---------
                                                                         1,747,300          1,407,500

OKLAHOMA
Joplin, MO-Miami ................     220           30                     251,000
Ada .............................       4           30                      54,300
Ardmore .........................      19           30                      91,500
Bartlesville ....................      31           30                      49,100
Enid ............................     130           30                      85,700
Lawton-Duncan ...................     248           30                     181,300
McAlester .......................     267           30                      55,100
Muskogee ........................     311           30                     166,500
Oklahoma City (4) ...............     329           30                     418,300
Ponca City ......................     354           30                      49,800
Stillwater ......................     433           30                      80,000
Tulsa (4) .......................     448           30                     192,200
                                                                         ---------
                                                                         1,674,800          1,292,100

OREGON
Bend ............................      38           30                     166,400
Coos Bay-North Bend .............      97           30                      84,700
Klamath Falls ...................     231           30                      81,700
Medford-Grants Pass .............     288           30                     266,200
Portland (4) ....................     358           30                      82,600
Roseburg ........................     385           30                     101,200
Walla Walla, WA-Pendleton, OR....     460           30                     178,600
                                                                           -------
                                                                           961,400            699,000

TEXAS
Eagle Pass-Del Rio ..............     121           30                     121,100
El Paso .........................     128           20                     766,500
Laredo ..........................     242           30                     232,400
Wichita Falls ...................     473           30                     224,000
Abilene .........................       3           30                     263,500
Amarillo ........................      13           30                     416,500
Big Spring ......................      40           30                      36,100
Lubbock .........................     264           30                     411,100
Midland .........................     296           30                     122,000
Odessa ..........................     327           30                     210,000
San Angelo ......................     400           30                     162,600
                                                                         ---------
                                                                         2,965,800          2,546,500

WASHINGTON
Kennewick-Pasco-Richland.........     228           30                     199,800
Wenatchee .......................     468           30                     222,500
Yakima ..........................     482           30                     263,500
                                                                           -------
                                                                           685,800            558,700

WISCONSIN
Appleton-Oshkosh ................      18           20                     461,200






Eau Claire ......................     123           30                     197,400
Fond du Lac .....................     148           20                      98,100
Green Bay .......................     173           20                     362,600
Madison (4) .....................     272           20                     147,100
Manitowoc .......................     276           20                      83,100
Milwaukee (4) ...................     297           30                      87,300
Sheboygan .......................     417           20                     113,600
Stevens Point-Marshfield-Wisconsin
  Rapids ........................     432           30                     217,400
Wausau-Rhinelander ..............     466           30                     247,700
                                                                        ----------
                                                                         2,015,500          1,517,200
                                                                        ----------         ----------
TOTAL ...........................                                       15,845,200         12,011,200
                                                                        ==========         ==========

(1) BTA No. refers to the basic trading area number assigned to that market by the Federal Communications Commission (in alphabetical order by name) for the purposes of issuing licenses for wireless services.

(2) Estimated total POPs is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint.

(3) Estimated covered POPs is based on our actual network coverage using estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint.

(4) Total POPs and covered POPs for these markets reflect only those POPs contained in our licensed territory within the BTA, not the total POPs or covered POPs in the entire BTA.

NETWORK OPERATIONS

      The effective operation of our portion of the PCS network of Sprint requires:

         o   public switched and long distance interconnection;

         o   the implementation of roaming arrangements; and

         o   the development of network monitoring systems.

         Our portion of the PCS network of Sprint connects to the public switched telephone network to facilitate the origination and termination of traffic between the wireless network and both local exchange and long distance carriers. Through our arrangements with Sprint and Sprint's arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other PCS networks utilizing similar CDMA technology. We monitor our portion of the PCS network of Sprint during normal business hours. For after-hours monitoring, the PCS Network Operating Centers of Sprint provide 24 hours, seven days a week monitoring of our portion of the PCS network of Sprint and real-time notification to our designated personnel.

         As of December 31, 2003, our portion of the PCS network of Sprint included 1,557 base stations and nine switching centers.

PRODUCTS AND SERVICES

         We offer wireless voice and data products and services throughout our territories under the Sprint brand name. Our services are typically designed to align with the service offerings of Sprint PCS and to integrate with the PCS network of Sprint. The PCS service packages we currently offer include the following:

         100% DIGITAL WIRELESS NETWORK WITH SERVICE ACROSS THE COUNTRY - We are part of the largest 100% digital wireless personal communications services network in the country. Our customers may access PCS services from Sprint throughout the PCS network of Sprint, which includes over 300 major metropolitan areas across the United States. Dual-band/dual-mode or tri-mode handsets allow roaming on other wireless networks where Sprint has roaming agreements.

         THIRD GENERATION SERVICES - We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost efficient manner. We, along with Sprint, launched third generation ("3G") capability in our markets in the third quarter of 2002. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. PCS Vision is Sprint's suite of products designed to utilize 3G services and allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per-second with average throughput speeds in the range of 50-70 kilobits per second.

         CLEAR PAY/ACCOUNT SPENDING LIMIT - Under the PCS service plans of Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit ("ASL") to control credit exposure. Prior to May 2001, these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain credit classes under the No Deposit ASL ("NDASL") program, which was subsequently renamed Clear Pay. From May 2001 to February 2002, a majority of our customer additions were under the Clear Pay/NDASL program. On February 24, 2002, we along with certain other PCS Affiliates of Sprint, reinstated the deposit requirement for certain credit classes that was in place prior to May 2001 in an effort to limit our exposure to bad debt relative to these credit classes. This new program is referred to as Clear Pay II and is not a national Sprint program. Since the implementation of Clear Pay II in February 2002 we have experienced a significant decline in customer additions, but the credit quality of those additions has improved.

         OTHER SERVICES - In addition to these services, we may also offer wireless local loop services in our territories, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the PCS network of Sprint to take advantage of CDMA technology. Sprint conducts ongoing research and development to produce innovative services that are intended to give Sprint and PCS Affiliates of Sprint a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

ROAMING

         SPRINT PCS ROAMING - Sprint PCS roaming includes both inbound roaming, when Sprint wireless subscribers based outside of our territory use our portion of the PCS network of Sprint, and outbound roaming, when our subscribers use the PCS network of Sprint outside of our territory. We have a reciprocal per minute fee with Sprint for inbound and outbound Sprint PCS roaming. The reciprocal rate, which initially was 20 cents per minute, has been periodically reduced by Sprint and is currently 5.8 cents per minute. We have negotiated an agreement with Sprint whereby the rate is fixed at the current 5.8 cents per minute rate through December 31, 2005. Thereafter, the rate will be calculated based upon a predetermined formula specified in our affiliation agreements with Sprint PCS. Our ratio of inbound to outbound roaming with Sprint was approximately 1.14 to 1 in 2003 and is expected to decline to approximately 1 to 1 over time. Sprint PCS roaming revenue is not subject to the 8% affiliation fee that Sprint retains on revenues billed to subscribers based in our territory.

         In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our territory uses PCS Vision data services on our portion of the PCS network of Sprint, and we recognize expense when our subscribers use such services on the PCS network of Sprint outside of our territory. This roaming activity is settled on a per-kilobit ("Kb") basis at a rate that was initially set at $0.0055 per Kb through December 31, 2002. For 2003, this rate was $0.0014 per Kb, and we have negotiated an agreement with Sprint PCS whereby the rate will remain at $0.0014 per Kb through December 31, 2005. Thereafter the rate will be calculated based upon a predetermined formula specified in our affiliation agreements with Sprint PCS.

         NON-SPRINT PCS ROAMING - Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our portion of the PCS network of Sprint, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Sprint negotiates the roaming agreements with these other wireless service providers. These wireless service providers must pay fees for their subscribers' use of our network, and as part of our revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreements with Sprint PCS, Sprint bills these wireless service providers for these roaming fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint PCS then bills our subscriber for use of that provider's network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

         RESELLER AGREEMENTS - We also recognize revenue from subscribers of various wholesale resellers of personal communications service when those subscribers use our portion of the PCS network of Sprint. These reseller agreements are negotiated by Sprint, and we receive a per-minute rate for each minute that the subscribers of these resellers use our portion of the PCS network of Sprint. These subscribers may be based within or outside our territory. Currently, we receive wholesale revenue from a reseller agreement between Sprint and Virgin Mobile. Sprint recently announced an agreement with Qwest Wireless to transition Qwest's subscribers to Sprint's network on a wholesale basis. We expect that Qwest subscribers in our territory will be transitioned during 2004, at which point we will receive per minute wholesale revenue from Qwest for usage by Qwest subscribers.

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

         ADVERTISING AND PROMOTIONS - Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our territory, such as RadioShack and Best Buy. We must pay the cost of specialized Sprint print advertising by third party retailers. Sprint also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate, or free minutes or Kb of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

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

         SPRINT RETAIL STORES - As of December 31, 2003, we owned and operated 61 Sprint stores at various locations within our markets. These stores provide us with a local presence and visibility in the markets within our territory. Following the Sprint model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service. In addition to retail stores that we operate, we began to enter into agreements with exclusive agents in 2003 which operate Sprint stores in our territory to further expand our distribution channels. These "branded stores" function similarly to our company-operated stores but are operated by third parties. These third parties purchase equipment from us and resell it to the consumer, for which the third party receives compensation in the form of commissions. As of December 31, 2003, we had 36 of these branded stores operating in our territory.

         NATIONAL THIRD PARTY RETAIL STORES - Sprint has national distribution agreements with various national retailers such as RadioShack and Best Buy for such retailers to sell Sprint PCS products. These national agreements cover retailers' stores in our territory, and as of December 31, 2003, these retailers had approximately 580 locations in our territory.

         LOCAL INDIRECT AGENTS - We contract directly with local indirect retailers in our territory. These retailers are typically local businesses that have a presence in our markets. Local indirect agents purchase handsets and other PCS retail equipment from us and market PCS services from Sprint on our behalf. These local indirect agents may also market wireless telecommunications services provided by other carriers as well. We are responsible for managing this distribution channel and as of December 31, 2003 these local indirect agents had approximately 209 locations within our licensed territory. We compensate local indirect agents through commissions for subscriber activations.

         ELECTRONIC COMMERCE - Sprint PCS maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to the Sprint PCS Internet site can order and pay for a handset and select a rate plan. Sprint wireless customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We recognize the revenues generated by wireless customers in our territories who purchase products and services over the Sprint PCS Internet site.

         DISTRIBUTION MIX - During 2003, our distribution mix approximated:

               Sprint retail stores                                    43%
               National retailers                                      28
               Local indirect agents (including branded stores)        12
               Other                                                   17
                                                                     ------

                                                                      100%
                                                                     ======

SEASONALITY

         Our business is subject to seasonality because the wireless telecommunications industry is heavily dependent on calendar fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

         o the heavy reliance on retail distribution, which is dependent upon the year-end holiday shopping season;

         o the timing of new product and service announcements and introductions;

         o    competitive pricing pressures; and

         o    aggressive marketing and promotions.

TECHNOLOGY

         GENERAL - In 1993, the Federal Communications Commission ("FCC") allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from original analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks also achieve greater frequency reuse than analog networks resulting in greater capacity than analog networks. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

         Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The FCC has not mandated a universal air interface protocol for wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access ("TDMA") or global system for mobile communications ("GSM"). TDMA and GSM communications are both time division multiple access networks but are incompatible with each other. CDMA is incompatible with both GSM and TDMA networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by

CDMA based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular network in that area. The same issue would apply to users of TDMA or GSM networks. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

         CDMA TECHNOLOGY - The PCS network of Sprint and the networks of PCS Affiliates of Sprint all use digital CDMA technology. We believe that CDMA provides important system performance benefits such as:

    o GREATER CAPACITY - We believe, based on studies by CDMA manufacturers and our experience since our inception, that CDMA networks can provide network capacity that is approximately seven to ten times greater than that of analog technology and approximately three times greater than TDMA and GSM digital networks.

    o PRIVACY AND SECURITY - CDMA technology combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

    o SOFT HAND-OFF - CDMA networks transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new base station while maintaining a connection with the base station currently in use. CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, TDMA and GSM networks use a hard hand-off and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations.

    o SIMPLIFIED FREQUENCY PLANNING - Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity. Unlike TDMA- and GSM-based networks, CDMA-based networks can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

    o LONGER BATTERY LIFE - Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

    o EFFICIENT MIGRATION PATH - We believe that CDMA technology has an efficient and incremental migration path to next generation voice and data services. Unlike technologies that require essentially a replacement investment to upgrade, CDMA upgrades can be completed incrementally. The first step - conversion to 1XRTT - was completed in 2002 in approximately 96% of our covered territory for less than $3 per covered POP. Additional steps beyond 1XRTT can be taken as demand for more robust data services or need for additional capacity develops for similar capital investment levels.

COMPETITION

         Competition in the wireless telecommunications industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national and regional wireless providers such as ALLTEL, AT&T Wireless Services, Cingular Wireless, Nextel Communications, Nextel Partners, T-Mobile and Verizon Wireless. While we compete with one or more wireless carriers in each of the markets in our territory, none of these wireless service providers provide services in all of the markets in our territory.

         We also face competition from resellers, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public. As described previously in this section, Virgin Wireless and Qwest Wireless have agreements with Sprint to act as resellers in our territory.

         In addition, we compete with existing communications technologies, such as paging, enhanced specialized mobile radio service dispatch and conventional landline telephone companies, in our markets. Potential users of wireless personal communications services networks may find their communications needs satisfied by other current and developing technologies. One- or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

         In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

         Many of our competitors have significantly greater financial and technical resources and larger subscriber bases than we do. In addition, some of our competitors may be able to offer regional coverage in areas not served by the PCS network of Sprint, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those that we offer. Wireless personal communications services operators will likely compete with us in providing some or all of the services available through our network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services that are competitive with those offered by Sprint. Currently, there are six national wireless providers who are generally all present in major markets across the country. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted, which may facilitate the consolidation of some national providers.

         The FCC has mandated that wireless carriers provide for WLNP beginning on November 24, 2003 in markets within the 100 largest metropolitan statistical areas ("MSAs"). WLNP allows subscribers to keep their wireless phone number when switching to a different service provider, which could make it easier for competing providers to market their services to our existing users. WLNP makes customer defections more likely, and we may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors' initiatives in an effort to retain customers or replace those who switch to other carriers.

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

         o    Sprint's nationwide network;

         o    our network coverage and reliability; and

         o    the benefits of CDMA technology.

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

INTELLECTUAL PROPERTY

         The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint brand name, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territory. Under the terms of our trademark and service mark license agreements with Sprint PCS, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

         Except in certain instances and other than in connection with the national distribution agreements, Sprint has agreed not to grant to any other person a right or license to use the licensed marks in our territory. In all other instances, Sprint reserves the right to use the licensed marks in providing its services within or outside our territory.

         Our trademark license and service mark agreements with Sprint PCS contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Our Affiliation Agreements with Sprint -- The Trademark and Service Mark License Agreements" for more information on this topic.

ENVIRONMENTAL COMPLIANCE

         Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures arise in connection with standards compliance or permits, which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been material to our financial statements or to our operations and are not expected to be material in the future.

EMPLOYEES

         As of December 31, 2003, we employed 817 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

OUR AFFILIATION AGREEMENTS WITH SPRINT

         Each PCS Affiliate of Sprint enters into four major affiliation agreements with Sprint PCS:

         o    a management agreement;

         o    a services agreement; and

         o two trademark and service mark license agreements with different Sprint entities.

         We entered into one set of these agreements for our markets in the Southwestern part of the United States and another set of these agreements for our markets in Wisconsin. Roberts entered into a set of these agreements for its markets in Illinois, Kansas and Missouri, which we assumed pursuant to our acquisition of Roberts. WOW entered into a set of these agreements for its markets in Washington and Oregon, which we assumed pursuant to our acquisition of WOW. Southwest PCS entered into a set of these agreements for its markets in Oklahoma, Kansas, Texas and Arkansas, which we assumed pursuant to our acquisition of Southwest PCS. Therefore, we now operate under five sets of affiliation agreements with Sprint PCS. As used in this description, the term "operating subsidiaries" refers to each of our subsidiaries that have entered into affiliation agreements with Sprint PCS. Except as described herein, the material terms of the affiliation agreements entered into by our operating subsidiaries, including the amendments we recently entered into with Sprint PCS, are substantially identical and apply to all of our territories.

         Under our affiliation agreements with Sprint PCS, we have the exclusive right to provide wireless mobility communications services using the 1900 MHz frequency block under the Sprint brand name in our territory. Sprint holds the spectrum licenses. Our affiliation agreements with Sprint PCS require us to interface with the PCS network of Sprint by building our portion of the PCS network of Sprint to operate on the 10, 20 or 30 MHz of wireless personal communications services frequencies licensed to Sprint in the 1900 MHz range.

         A breach or event of termination, as the case may be, under any of our affiliation agreements with Sprint PCS by one of our operating subsidiaries will also constitute a breach or event of termination, as the case may be, by all other operating subsidiaries of the same provision of the applicable affiliation agreement to which each operating subsidiary is a party. Each operating subsidiary only has the right to cure its breach and has no right to cure any breach or event of termination by another operating subsidiary.

         The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS.

THE MANAGEMENT AGREEMENTS - Under our management agreements with Sprint PCS, we have agreed to:

         o own, construct and manage a wireless personal communications services network in our territory in compliance with FCC license requirements and other technical requirements contained in our management agreements;

         o    distribute Sprint PCS products and services;

         o    use Sprint's and our own distribution channels in our territory;

         o    conduct advertising and promotion activities in our territory; and

         o manage that portion of the wireless customer base assigned to our territory.

         Sprint has the right to supervise our wireless personal communications services network operations and the right to unconditional access to our portion of the PCS network of Sprint, including the right to test and monitor any of our facilities and equipment.

         EXCLUSIVITY - We are designated as the only person or entity that can manage or operate a wireless mobility communications network using the 1900 MHz frequency block for Sprint in our territory. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint is permitted to make national sales to companies in our territory and to permit resale of the Sprint PCS products and services in our territory.

         NETWORK BUILD-OUT - Our management agreements specify the terms of the Sprint affiliation, including the required network build-out plan. We have agreed by specified dates to cover a specified percentage of the population within each of the markets that make up our territory. Our management agreements also require us to reimburse Sprint one-half of the microwave clearing costs for our territory. We believe we are in compliance with our network build-out requirements and Sprint PCS' other program requirements.

         If Sprint decides to expand the geographic size of the network coverage within our territory, Sprint must provide us with written notice of the proposed expansion.

         Under our management agreements for our territories, with the exception of the management agreement we assumed pursuant to our acquisition of WOW, we have a 90-day right of first refusal to build-out the proposed expansion area. If we choose not to build-out the proposed area, then Sprint may build-out the area itself or allow another PCS Affiliate of Sprint to do so.

         Under our management agreement for the territories we assumed pursuant to our acquisition of WOW, we have agreed to build-out any proposed expansion area. Sprint has agreed not to require coverage in our markets covered by this management agreement that exceeds the capacity and footprint parameters that Sprint has adopted for all its comparable markets. This management agreement also contains a mechanism for us to appeal to Sprint if the build-out is not economically advantageous for us. If we fail to build-out the proposed expansion area, Sprint has the termination rights described below under "Termination of Our Management Agreements."

         PRODUCTS AND SERVICES - Our management agreements identify the products and services that we can offer in our territory. These services include, but are not limited to, PCS consumer and business products and services from Sprint available as of the date of the agreements, or as modified by Sprint. We are allowed to sell wireless products and services that are not PCS products and services from Sprint if those additional products and services do not cause distribution channel conflicts or, in Sprint's sole determination, consumer confusion with Sprint PCS products and services. Under our management agreement for our Wisconsin markets, if Sprint begins to offer nationally a product or service that we already offer, then that product or service will be considered to be a Sprint PCS product or service.

         We may also sell services such as specified types of long distance service, Internet access, handsets, and prepaid phone cards with Sprint and other PCS Affiliates of Sprint. If we decide to use third parties to provide these services, we must give Sprint an opportunity to provide the services on the same terms and conditions. We cannot offer wireless local loop services specifically designed for the competitive local exchange market in areas where Sprint owns the incumbent local exchange carrier unless we name the Sprint-owned local exchange carrier as the exclusive distributor or Sprint approves the terms and conditions. Sprint does not own the incumbent local exchange carrier in a vast majority of the markets in our territory.

         NATIONAL SALES PROGRAMS - We must participate in the Sprint wireless sales programs for sales to Sprint's corporate accounts and will pay the expenses and receive the compensation from Sprint relative to sales to customers of those accounts located in our territory. We must use Sprint's long distance service, which we can buy at the best prices offered to comparably situated Sprint wholesale customers of Sprint Corporation, which Sprint PCS acquires on our behalf from Sprint Corporation. However, we may purchase private line capacity for call routing directly from Sprint Corporation, if we can obtain more favorable terms, and Sprint Corporation has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under our management agreements, we are prohibited from reselling long distance service to other carriers, however we may (i) transport long distance calls for customers, (ii) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint chooses to make such resale available, or
(iii) transport long distance calls for purposes of roaming.

         SERVICE PRICING, ROAMING AND FEES - We must offer PCS subscriber pricing plans from Sprint designated for regional or national offerings, including "Free & Clear" plans and PCS Vision plans. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint's approval. We are entitled to receive a weekly fee from Sprint equal to 92% of net "billed revenues" related to customer activity less applicable write-offs. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories and amounts collected with respect to taxes and proceeds from sales of our products and services are not considered "billed revenues." Billed revenues generally include all other customer account activity for Sprint PCS products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in customers' accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to 92% of any federal or state subsidies attributable to our territory or customers. Many Sprint wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the nationwide PCS network of Sprint without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint wireless subscriber from outside our territory enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that our subscribers use services outside our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint's third party roaming agreements.

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

         PROGRAM REQUIREMENTS - We must comply with the Sprint program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint can adjust the program requirements at any time. We can decline to implement any change in the program requirements if the change will:

         o cause the combined peak negative cash flow of the operating subsidiaries to be an amount greater than 3% of Alamosa Holdings' enterprise value;

         o when combined with all other changes in the program requirements that we and the operating subsidiaries agree to implement, within the prior 12 months, cause the combined peak negative cash flow of the operating subsidiaries to be an amount greater than 5% of Alamosa Holdings' enterprise value;

         o cause a decrease in the forecasted 5-year discounted cash flow of the operating subsidiaries of more than 3% on a net present value basis; or

         o when combined with all other changes in the program requirements that we and the operating subsidiaries agree to implement, within the prior 12 months, cause a decrease in the forecasted 5-year discounted cash flow of the operating subsidiaries of more than 5% on a net present value basis.

         For determining whether a program requirement change will adversely impact our operations, (i) generally, the negative impact to the operating subsidiaries' cash flows from capital expenditures required to implement the program requirement change relative to cash benefits from the change during a comparable time period is compared to (ii) our "enterprise value," which the amendments to our affiliation agreements with Sprint PCS define as the book value of its outstanding debt and preferred stock, in addition to the fair market value of our publicly traded equity, less cash.

         Our management agreements set forth a dispute resolution process if Sprint believes that we do not have the right to decline to implement a change in the program requirements. In any event, we must implement a change in the program requirements if Sprint agrees to compensate us for amounts in excess of the criteria set forth above.

         Notwithstanding the above, we have agreed to implement a change in program requirements if the adjustment relates to a pricing plan or roaming program and Sprint reasonably determines that the change must be implemented on an immediate basis to respond to competitive market forces. If the change would have exceeded one of the criteria set forth above, our management agreements provide for appropriate compensation from Sprint to the extent such criteria is exceeded.

         Under our management agreements for our Wisconsin and Southwest territories, Sprint has agreed that it will use commercial reasonableness to adjust the Sprint retail store and customer service requirements for cities located within those territories that have a population of less than 100,000.

         NON-COMPETITION - We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint. We may offer, market or promote telecommunications products and services within our territories only under the Sprint brand, our own brand, brands of our related parties or other products and services approved under our management agreements, except that no brand of a significant competitor of Sprint or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint.

         INABILITY TO USE NON-SPRINT BRAND - We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

         TRANSFER OF THE PCS NETWORK - In conjunction with the sale of its wireless PCS network, Sprint can sell, transfer or assign its wireless PCS network and any of its FCC licenses to a third party if the third party agrees to be bound by the terms of our management agreements and our services agreements.

         CHANGE IN CONTROL - Sprint PCS must consent to any transaction pursuant to which we are no longer the "ultimate parent" of any of the operating subsidiaries, but this consent cannot be unreasonably withheld.

         RIGHTS OF FIRST REFUSAL - Sprint has rights of first refusal, without stockholder approval, to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of the PCS network of Sprint.

         TERM - Each of our management agreements has an initial term of 20 years with three 10-year renewal options, which would lengthen each of our management agreements to a total term of 50 years. The three 10-year renewal terms are automatically effectuated unless either Sprint provides us or we provide Sprint with two years prior written notice to terminate the agreement or unless we are in material default of our obligations under such agreement.

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

         o in all areas in our territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 9% of our "entire business value;" or

         o choose not to terminate our management agreements and sue Sprint for damages or submit the matter to arbitration.

         If Sprint has the right to terminate our management agreements because of an event of termination caused by us, generally Sprint may:

         o require us, without stockholder approval, to sell our operating assets to Sprint for an amount equal to 72% of our "entire business value;"

         o require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 10% of our "entire business value;"

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

         NON-RENEWAL - If Sprint gives us timely notice that it does not intend to renew our management agreements, we may:

         o require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint for an amount equal to 80% of our "entire business value;" or

         o in all areas in our territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates such management agreement, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 10% of our "entire business value."

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

         DETERMINATION OF ENTIRE BUSINESS VALUE - If our "entire business value" is to be determined, Sprint and we will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine our "entire business value" on a going concern basis using the following principles:

         o the "entire business value" is based on the price a willing buyer would pay a willing seller for the entire ongoing business;

         o the entire business value will not be calculated in a manner that double counts the operating assets of one or more of our affiliates;

         o then-current customary means of valuing a wireless telecommunications business will be used;

         o the business is conducted under the Sprint brand and our affiliation agreements with Sprint PCS;

         o we own the spectrum and frequencies presently owned by Sprint and subject to our affiliation agreements with Sprint PCS; and

         o the valuation will not include any value for businesses not directly related to the PCS products and services from Sprint, and those businesses will not be included in the sale.

         INSURANCE - We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreements and who are reasonably acceptable to Sprint, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

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

         MOST FAVORED NATION CLAUSE - We generally have the right to amend our management agreements or services agreements to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and a PCS Affiliate of Sprint similarly situated to us if, prior to December 31, 2006, Sprint amends the terms of any of those agreements to provide such terms. This right is only effective, however, if we agree to accept all the terms and conditions set forth in the other agreements and (i) those agreements were not amended with a PCS Affiliate of Sprint solely because the affiliate owns the spectrum on which its network operates (unless such PCS Affiliate of Sprint acquired the spectrum from Sprint after September 1, 2003), (ii) the amendments to those agreements were not compelled by a law or regulation inapplicable to us, or (iii) the amendments to those agreements were not due to a change in a build-out plan. Our management agreements provide that a PCS Affiliate of Sprint similarly situated to us is one with three million or more covered POPs.

THE SERVICES AGREEMENTS

         Our services agreements outline various back office services provided by Sprint and available to us for an additional fee. We have agreed to obtain certain services from Sprint until December 31, 2006. The services agreements set forth pricing terms and provide a process by which we and Sprint will renegotiate the fees paid to Sprint every three years, with the first pricing period ending on December 31, 2006. The prices currently in effect under our services agreements are effective until December 31, 2006. If we wish to obtain from a third party vendor a particular service that we currently obtain from Sprint under our services agreements, we may do so after December 31, 2006 or at the end of a subsequent three-year pricing period only if we provide Sprint with notice at least 120 days before the end of such pricing period, and, in any event, Sprint has a right of first refusal to provide the service on the same terms and conditions as the third party vendor.

         Some of the services available under our services agreements include: billing, customer care, activation, credit card processing, handset logistics, voicemail, directory assistance, roaming, interconnection, pricing, long distance, handsets and clearinghouse for specified fees. We may develop an independent capability with respect to certain of the services we obtain from Sprint over time. Under our services agreements, Sprint may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint in connection with any other business or outside our territory. Sprint must give us nine months notice if it will no longer offer any service, and Sprint has agreed, in the event Sprint will discontinue a service that we wish to continue to receive, to use commercially reasonable efforts to help us provide the service ourself or find another vendor to provide the service and to facilitate any transition.

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

THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

         We have a non-transferable license to use, at no additional cost to us, the Sprint brand name and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Clear Across the Nation" on Sprint PCS products and services. We believe that the Sprint brand name and symbols enjoy a high degree of recognition, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner, which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint of any infringement of any of the licensed marks within our territories of which we become aware and to provide assistance to Sprint in connection with Sprint's enforcement of its rights. We have agreed with Sprint that we will indemnify the other for losses incurred in connection with a material breach of the trademark license agreements between Sprint and us. In addition, we have agreed to indemnify Sprint from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

         Sprint can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach our agreement or if our management agreements are terminated. We can terminate our trademark and service mark license agreements upon Sprint's abandonment of the licensed marks or if Sprint files for bankruptcy or our management agreements are terminated. However, Sprint can assign its interests in the licensed marks to a third party if that third party agrees to be bound by the terms of our trademark and service mark license agreements.

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

         The FCC has promulgated a series of rules, regulations and policies to, among other things:

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

         o    establish service requirements such as enhanced 911 service;

         o impose fines and forfeitures for violations of any of the FCC's rules;

         o regulate the technical standards of wireless personal communications services networks; and

         o govern certain aspects of the relationships between carriers and customers, such as the use of personal information and number portability.

         Through rules that went into effect on January 1, 2003, the FCC has eliminated its spectrum cap for Commercial Mobile Radio Services ("CMRS") which include broadband wireless personal communications services, cellular and specialized mobile radio ("SMR"). The cap previously had limited CMRS providers to 55 MHz in any geographic area. The FCC also eliminated its rule which prohibited a party from owning interests in both cellular networks in the same MSAs, though it retained the cross-interest prohibition for less populous Rural Service Areas ("RSAs"). The FCC's new rules blur the "bright line" of spectrum caps, however, and require a case-by-case analysis to determine that any proposed CMRS spectrum combination will not have an anticompetitive effect.

TRANSFERS AND ASSIGNMENTS OF WIRELESS PERSONAL COMMUNICATIONS SERVICES LICENSES

         The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications service license. This means that we and our stockholder will receive advance notice of any and all transactions involved in transferring control of Sprint or the assignment of some or all of the wireless personal communications service licenses held by Sprint. The FCC proceedings afford us and our stockholder an opportunity to evaluate proposed transactions well in advance of closing, and to take actions necessary to protect our stockholder's interests. Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of certain commercial mobile radio service licenses.

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

         o substantially complied with all applicable laws and FCC rules and policies.

         The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it very likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future.

INTERCONNECTION

         The FCC has the authority to order interconnection between commercial mobile radio services, commonly referred to as CMRS, providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Interconnection agreements are negotiated on a state-wide basis and are subject to state approval.

         The FCC rules and rulings, as well as state proceedings, and a review by courts of such rules and rulings directly impact the nature and cost of the facilities necessary for interconnection of the PCS networks of Sprint with local, national and international telecommunications networks. They also determine the nature and amount of revenues that we and Sprint can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

OTHER FCC REQUIREMENTS

         CMRS providers, including Sprint, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier's system must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone.

         FCC rules require local exchange and most CMRS providers allow customers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability or WLNP. FCC regulations that require most CMRS providers implement WLNP in the 100 largest metropolitan areas in the United States went into effect on November 24, 2003. FCC regulations require most CMRS providers to be able to deliver calls from their networks to ported numbers anywhere in the country and contribute to the Local Number Portability Fund. We may be liable to Sprint for any penalties that Sprint may be subject to if we are unable to comply with the FCC's WLNP regulations within a reasonable period of time. Implementation of WLNP has required wireless personal communications service providers like us and Sprint to purchase more expensive switches and switch upgrades. However, it has also enabled existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which has made it easier for wireless personal communications service providers to market their services to existing cellular users. The existence of WLNP could adversely impact our business since it makes customer defections more likely and we may not be able to replace customers who have switched to other carriers.

         FCC rules permit broadband wireless personal communications service and other CMRS providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers. This may create new markets and revenue opportunities for Sprint and its PCS Affiliates and other wireless providers.

         FCC rules require broadband personal communications services and other CMRS providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to "Public Safety Answering Points." The FCC has approved a plan proposed by Sprint under which Sprint began selling specially equipped telephone handsets in 2001, with a rollout of such handsets that continued until June 30, 2003, when all new handsets activated nationwide must be specially equipped. Sprint's plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service. Moreover, Sprint completed its PCS network upgrade to support enhanced 911 service by December 31, 2002 and began providing a specified level of enhanced 911 service by June 30, 2002. As the required equipment becomes more functional and less expensive, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

         FCC rules include several measures designed to remove obstacles to competitive access to customers and facilities in commercial multiple tenant environments, including the following:

         o Telecommunications carriers in commercial settings may not enter into exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers; and

         o Utilities, including LECs, must afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to poles, conduits and rights-of-way owned or controlled by the utility.

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

COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT

         The Communications Assistance for Law Enforcement Act ("CALEA"), enacted in 1994, requires wireless personal communications service and other telecommunications service providers to ensure that their facilities, equipment and services are able to comply with authorized electronic surveillance by federal, state and local law enforcement personnel. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, and with certain additional standards by September 30, 2001. Wireless personal communications service providers who sought extensions of compliance deadlines, including Sprint, are also required to implement a "packet-mode" capability by January 30, 2004 unless the FCC acts on petitions seeking changes in its rules. Providers had to meet various other capability requirements established by the Department of Justice and Federal Bureau of Investigation as of June 30, 2002. Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements. In addition, the FCC is considering petitions from numerous parties to establish and implement technical compliance standards pursuant to CALEA requirements. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon Sprint and its managers and PCS Affiliates and other wireless entities.

         The USA Patriot Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers.

OTHER FEDERAL REGULATIONS

         Sprint and its PCS Affiliates must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some of the Company's base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act. The FCC is required to implement this Act by requiring service providers to meet land use and radio emissions standards.

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

PARTITIONING/DISAGGREGATION

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

WIRELESS FACILITIES SITING

         States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of those services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for Sprint and its managers and PCS affiliates and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays.

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

STATE REGULATION OF WIRELESS SERVICE

         Section 332 of the Communications Act of 1934, as amended, preempts states from regulating the rates and entry of commercial mobile radio service providers. Section 332 does not prohibit a state from regulating the other terms and conditions of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters. However, states may petition the FCC to regulate those providers and the FCC may grant that petition if the state demonstrates that:

         o market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

         o such market conditions exist and commercial mobile radio service is a replacement for a substantial portion of the landline telephone service within the state.

         To date, the FCC has granted no such petition. To the extent Sprint and its PCS Affiliates provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

INTERFERENCE TEMPERATURE

         In November 2003, the FCC launched an inquiry aimed at establishing a new paradigm for the determination of interference to wireless services. Currently, interference measurements are based on transmitter operations. The proposed "interference temperature" would take into account interactions between transmitters and receivers, as well as all other elements of the radio frequency environment. One goal of this proceeding is to create opportunities for other transmitters, whether licensed or unlicensed, to operate in bands that are now exclusively reserved for licensees, such as the personal communications service frequencies used by Sprint. It is too early in this proceeding to determine what effect, if any, this inquiry by the FCC will have on our business.

AVAILABLE INFORMATION

         The Company's Internet address is www.alamosapcs.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

         The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 2.  PROPERTIES.

     Our headquarters are located in Lubbock, Texas and we lease space in a number of locations, primarily for our retail stores, base stations and switching centers. As of December 31, 2003, we leased 61 retail stores and nine switching centers. As of December 31, 2003, we leased space on 1,506 towers and owned 51 towers. We co-locate with other wireless service providers on approximately 87% of our towers. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         We have been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of our initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against us is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by us and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by us and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. We maintain insurance coverage which may mitigate our exposure to loss in the event that this claim is not resolved in our favor.

         The issuers in the IPO cases, including us, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of our IPO, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court. Prior to the approval of the court, certain parties have the right to object to the terms of the settlement.

         On January 23, 2001, our board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and Chief Operating Officer of the Company. On April 29, 2002, Mr. Brantley initiated litigation against us and our Chairman, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination. In the litigation, Mr. Brantley claims, among other things, that our termination of his employment was without cause under his employment agreement rather than a termination for non-performance. As such, Mr. Brantley's claim seeks money damages for (i) severance pay equal to one year's salary at the time of his termination, (ii) the value of certain unexercised stock options he owned at the time of his termination, (iii) an allegedly unpaid bonus and (iv) exemplary damages, as well as recovery of attorney's fees and costs. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. A panel of three arbitrators was selected. Mr. Brantley's claims against us and David Sharbutt, including claims asserted in the Lubbock County lawsuit and in the arbitration, were resolved pursuant to a settlement agreement dated February 6, 2004. The settlement does not materially impact our consolidated financial statements or our operations.

         On January 8, 2003, a claim was made against us by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT sought to recover approximately $2.0 million from us relating to work performed by SWAT during 2000 for Roberts Wireless Communications, L.L.C., which was acquired by us in the first quarter of 2001. This claim was settled for $875,000 during the second quarter of 2003.

         In November and December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, our Chairman and Chief Executive Officer and Kendall W. Cowan, our Chief Financial Officer. Steven Richardson, our Chief Operating Officer, is also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Additionally, certain of the suits allege violations of Sections 11, 12(a) and 15 of the Securities Act and seek recission or rescissory damages in connection with Alamosa Holdings' November 2001 common stock offering. The suits allege, among other things, that Alamosa Holdings' filings with the SEC and press releases issued during the relevant period were false and misleading because they failed to disclose and/or misrepresented that Alamosa Holdings allegedly
(i) was increasing its subscriber base by relaxing credit standards for new customers, (ii) had been experiencing high involuntary disconnections from high credit risk customers that allegedly produced tens of millions of dollars of impaired receivables on its financial statements, and (iii) had experienced lower subscription growth due to tightened credit standards that required credit-challenged customers to pay deposits upon the initiation of services. Each lawsuit was filed in the United Stated District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. We believe that the defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect our financial condition.

         On November 26, 2003, Core Group PC filed a claim against Alamosa PCS and four other PCS Affiliates of Sprint in the United States District Court for the District of Kansas alleging copyright infringement related to the designs used in Sprint retail stores. The complainant seeks money damages and an injunction against Alamosa PCS' continued use of the alleged copyrighted designs. We are in the process of evaluating this claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         We are a wholly owned subsidiary of Alamosa PCS Holdings and an indirect wholly owned subsidiary of Alamosa Holdings. There is no market for our common stock.

         We have historically paid cash dividends to our stockholder from time to time to reimburse it and Alamosa Holdings for expenses incurred. Alamosa PCS Holdings and Alamosa Holdings do not independently generate operating revenue, and their primary source of income is distributions from us. Additionally, beginning in 2004, we anticipate making quarterly cash dividend payments to allow Alamosa Holdings to pay dividends, to the extent such dividends are paid in cash, on the preferred stock issued by it in connection with the debt exchange, which took place in November 2003. Dividends, if any, will be determined by our Board of Directors and will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors that our Board of Directors considers relevant. In addition, the terms of the indentures governing our senior notes may limit our ability and that of our guarantor subsidiaries under our senior notes to pay dividends in the future.

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

DEFINITIONS OF OPERATING METRICS

         We discuss the following operating metrics relating to our business in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" section:

    o ARPU, or average monthly revenue per user, is a measure used to determine the average monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period.

    o Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

    o CPGA, or cost per gross addition, is used to measure the average cost incurred to add a new subscriber in our territory. Costs we incur in calculating this measure include handset subsidies on new subscriber activations, commissions, rebates and other selling and marketing costs. We calculate CPGA by dividing (a) the sum of cost of products sold and selling and marketing expenses associated with transactions with new subscribers during the measurement period, less product sales revenues associated with transactions with new subscribers during the measurement period, by (b) the total number of subscribers activated in our territory during the period (net of activations deactivated within 30 days and activations due to transfers from Sprint PCS and other PCS Affiliates of Sprint into our territory.)

    o Licensed POPs represent the number of residents (usually expressed in millions) in our territory in which we have an exclusive right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

    o Covered POPs represent the number of residents (usually expressed in millions) covered by our portion of the PCS network of Sprint in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

GENERAL

         As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At December 31, 2003, we had total licensed POPs of over 15.8 million, covered POPs of approximately 12.0 million and total subscribers of approximately 727,000.

         We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint and other wireless service providers and resellers when their customers roam onto our portion of the PCS network of Sprint. Sprint retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our portion of the PCS network of Sprint. We report the amount retained by Sprint as an operating expense. In addition, Sprint bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint collects these amounts from the subscribers and remits them to the appropriate entity.

         As part of our affiliation agreements with Sprint PCS, we have contracted with Sprint PCS to receive back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint PCS to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. We continue to contract with Sprint PCS for these services today and are obligated to continue using Sprint PCS to provide these services through December 31, 2006. The cost for these services is primarily on a per subscriber or per transaction basis and is recorded as an operating expense.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables and our history is somewhat limited due to the number of changes that have historically been made to credit policies. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies.

         Under PCS service plans offered by Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered, subject to an account spending limit, or ASL, which serves to control our credit exposure. ASLs range from $125 to $200 per customer and generally require deposits in the amount of the limit that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes. As a result, a significant amount of our customer additions during 2001 were under the NDASL program. The NDASL program was replaced by the "Clear Pay" program in November 2001, which reinstated the deposit requirement for certain of the lowest credit class customers and featured increased back office controls with respect to collection efforts. We reinstated the deposit for customers in certain credit classes on the Clear Pay program as of February 24, 2002, and we believe that this program, referred to as Clear Pay II, has reduced our future bad debt exposure.

         REVENUE RECOGNITION - We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. In the past, we deferred this activation fee in all cases and recorded the activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

         The cost of handsets sold generally exceeds the retail sales price, as it is common in our industry to subsidize the price of handsets for competitive reasons. For handsets sold through channels controlled by Sprint that are activated by a subscriber in our territory, we reimburse Sprint for the amount of subsidy incurred by them in connection with the sale of these handsets. This reimbursement paid to Sprint is reflected in our selling and marketing expenses in the consolidated statements of operations.

         Effective July 1, 2003, we adopted the accounting provisions of Emerging Issues Task Force ("EITF") Abstract No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Accordingly, beginning July 1, 2003, we allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunication services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

         ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS - In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset is being amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years.

         We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, we had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142, the amortization of goodwill was discontinued.

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

         The annual assessment as of July 31, 2002 was performed with the assistance of a nationally recognized appraisal firm. In performing the evaluation, the appraisal firm used information from various sources including, but not limited to, current stock price, transactions involving similar companies, the business plan prepared by management and our then current and past operating results. The appraisal firm used a combination of the guideline transaction approach, the discounted cash flow approach and the public price approach to determine the fair value of the Company which had been determined to be the single reporting unit. The guideline transaction approach used a sample of recent wireless service provider transactions to determine an average price per POP and price per customer. The discounted cash flow approach used the projected discounted future cash flows and residual values of the Company to determine the indicated value of invested capital. The public price approach was based on the market price for our publicly traded equity securities along with an estimated premium for control. This was combined with the carrying value of our debt securities to arrive at the indicated value of invested capital. The results of this valuation indicated that the fair value of the reporting unit was less than the carrying amount.

         Based on the indicated impairment resulting from this valuation, we proceeded to the second step of the annual impairment testing which involved allocating the fair value of the reporting unit to its identifiable assets and liabilities as if the reporting unit had been acquired in a business combination where the purchase price is considered to be the fair value of the reporting unit. Any unallocated purchase price is considered to be the fair value of goodwill. The second step of this impairment test indicated that goodwill had no value and an impairment charge of $291,635 was recorded in the third quarter of 2002. This impairment charge is included as a separate line item in the consolidated statement of operations for the year ended December 31, 2002.

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 80 percent of our total assets at December 31, 2003. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill recorded in 2002 and the current trends in the wireless telecommunications industry that drove our decision to launch a debt exchange offer in September 2003 were deemed to be "triggering events" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests was assumed to be ten years. No impairment was indicated as a result of these tests. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

         INCOME TAXES - We utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

         The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001, a significant deferred tax liability was recorded related to intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. Prior to February 1, 2000, our predecessor operated as a limited liability company ("LLC") under which losses for income tax purposes were utilized by the LLC members on their income tax returns. Subsequent to January 31, 2000, we became a C-corp for federal income tax purposes and therefore subsequent losses became net operating loss carryforwards to us. We continue to evaluate the likelihood of realizing the benefits of deferred tax items. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized.

         RELIANCE ON THE TIMELINESS AND ACCURACY OF DATA RECEIVED FROM SPRINT - We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of cash flows, revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

CONSOLIDATED RESULTS OF OPERATIONS

         Unless otherwise indicated, amounts stated in dollars in this description are in thousands.

         In the first quarter of 2001, we completed the acquisition of three PCS Affiliates of Sprint: Roberts Wireless Communications, L.L.C., or Roberts; Washington Oregon Wireless, LLC, or WOW; and Southwest PCS Holdings, Inc., or Southwest PCS. These acquisitions added a total of approximately 90,000 subscribers at the time of acquisition. The acquisitions were accounted for under the purchase method of accounting such that the results of operations for the acquired entities are included in our consolidated operating results only from the date of acquisition. Accordingly, this impacts the comparison of our results of operations for the year ended December 31, 2001.

FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31,
2002

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 727,000 at December 31, 2003 compared to approximately 622,000 at December 31, 2002. This growth of approximately 105,000 subscribers or 17 percent compares to 24 percent growth in 2002. The decline in the rate of growth from 2002 to 2003 is due to a larger subscriber base and the fact that overall growth in the wireless telecommunications industry declined in 2003 as compared to 2002.

         Average monthly churn for 2003 was approximately 2.7 percent compared to approximately 3.4 percent for 2002. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers. Average monthly churn in 2002 was the highest we have experienced since inception due to a significant number of involuntary deactivations of subscribers for non-payment resulting from the significant number of sub-prime credit quality customers we and Sprint had taken on during 2001 in connection with the Clear Pay program. We and certain other PCS Affiliates of Sprint modified the Clear Pay program in February 2002 and began to see the benefits of decreased involuntary deactivations in the fourth quarter of 2002 that continued into 2003.

         Our CPGA includes handset subsidies on new subscriber activations and selling and marketing costs and was approximately $376 in 2003, which was approximately 2 percent higher than the $369 incurred in 2002. As overall subscriber growth on a national basis declined in 2002, competition among the wireless communications providers became more intense. As a result of this competition for both new subscribers and existing subscribers from other carriers, promotional efforts increased during 2002 in terms of handset rebates and other promotional activities which increases the up front costs in acquiring customers. Competition among the carriers continued to be strong during 2003 such that the cost of acquiring new subscribers did not see a reduction during 2003.

         SERVICE REVENUES - Service revenues consist of revenues from our subscribers and roaming revenue earned when subscribers from other carriers roam onto our portion of the PCS network of Sprint. Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features, including PCS Vision, the wireless web and voice activated dialing.

         Subscriber revenues were $452,396 for the year ended December 31, 2003 compared to $391,927 for the year ended December 31, 2002. This increase of 15 percent was primarily due to the 17 percent increase in our subscriber base discussed above. Base ARPU (without roaming) decreased in 2003 to $56 compared to $58 in 2002. This decrease is attributable to plans with larger buckets of minutes being offered in 2003 compared to 2002 as a result of the increased level of competition in the marketplace resulting in lower overage revenue from customers exceeding their plan minutes.

         Roaming revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory that roam onto our portion of the PCS network of Sprint. We have a reciprocal roaming rate arrangement with Sprint where per minute charges for inbound and outbound roaming relative to Sprint subscribers are identical. This roaming rate was 10 cents per minute on January 1, 2002, and declined to 5.8 cents per minute on January 1, 2003. The decline in rates was offset by an increase in roaming minutes as well as the growth in the customer bases of Sprint and other PCS providers. The modifications to our affiliation agreements with Sprint PCS that became effective on December 1, 2003 after the completion of our debt exchange fixes our reciprocal roaming rate with Sprint PCS at 5.8 cents per minute until December 31, 2005. We are currently a net receiver of roaming with Sprint, meaning that other Sprint customers roam onto our network at a higher rate than our customers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint PCS roaming minutes was 1.14 to 1 for the year ended December 31, 2003, and we expect this margin to trend close to 1 to 1 over time. The toll rate for long distance charges associated with Sprint roaming is expected to decline gradually from its current rate of approximately 2 cents per minute. We have also experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint, which traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers.

         We had approximately 1.7 billion minutes of inbound roaming traffic in 2003 compared to approximately 1.1 billion minutes of inbound roaming traffic in 2002. The increase in total minutes offset by the decrease in rates for Sprint PCS roaming accounted for the 8 percent overall increase in roaming revenue to $150,772 in 2003 from $139,843 in 2002.

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

         Product sales revenue for 2003 was $27,882 compared to $23,922 for 2002. Cost of products sold for 2003 was $59,651 compared to $50,974 for 2002. As such the subsidy on handsets sold through our retail and local indirect channels was $31,769 in 2003 and $27,052 in 2002. On a per new subscriber activation basis, the subsidy was approximately $122 per activation in 2003 and approximately $113 per activation in 2002. The increase in subsidy per activation of $9 per activation in 2003 was due to increased promotional efforts in terms of rebates on handsets and equipment offered in response to increased competition in the marketplace.

         COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $317,215 in 2003 were 8 percent lower than the $343,468 incurred in 2002. This decrease in cost is primarily attributable to a reduction in bad debt expense in 2003 to $13,451 compared to $40,285 in 2002 as we have begun to see the benefit of reinstating deposit requirements on subscribers in certain credit categories in the form of reduced involuntary deactivations of subscribers for non-payment and resulting decreases in writeoffs.

         SELLING AND MARKETING EXPENSES (EXCLUDING NON-CASH COMPENSATION) - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $16,271 and $18,323 in 2003 and 2002, respectively. Total selling and marketing expenses of $112,626 in 2003 were 5 percent lower than the $119,059 incurred in 2002 due to a decrease in total subscriber activations during 2003 as compared to 2002 of approximately 25,000 activations.

         GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) - General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $15,814 in 2003 were 8 percent higher than the $14,656 incurred in 2002. The primary causes for this increase were increased professional fees being driven by various efforts undertaken in 2003 in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $70,428 in 2003 as compared to $64,702 in 2002. This increase of 9 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2003.

         Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. We recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to our affiliation agreements with Sprint PCS and the customer base acquired. Amortization expense of $40,067 in 2003 was consistent with the $40,419 in 2002.

         IMPAIRMENT OF PROPERTY AND EQUIPMENT - In 2003 we recorded impairments of property and equipment totaling $2,243 primarily related to the abandonment of certain network equipment that had become technologically obsolete. In 2002 we recorded impairments of property and equipment totaling $1,194 primarily related to a switching facility that was closed and abandoned.

         NON-CASH COMPENSATION - Non-cash compensation expense of $149 and $29 in 2003 and 2002, respectively relates to shares of restricted Alamosa Holdings stock that were awarded to our officers in 2002. Certain of our officers received a total of 800,000 shares of restricted stock in 2002 at a discount to market price that will vest over a three-year period. Compensation expense related to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse.

         OPERATING INCOME (LOSS) - Our operating income for 2003 was $12,857 compared to a loss of $(370,444) for 2002. This increase in income is primarily attributable to the fact that we recognized a $291,635 impairment of goodwill in 2002. The remaining improvement is primarily attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers and growth in inbound roaming revenue from other PCS carriers.

         DEBT EXCHANGE EXPENSES - Debt exchange expenses recorded in 2003 of $8,694 consist of professional fees and transaction costs associated with the debt exchange that was completed in November 2003 that were allocated to the new notes issued in the exchange and were expensed in accordance with the accounting provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Due to the fact that the debt exchange was considered a troubled debt restructuring under the provisions of SFAS No. 15, transaction costs associated with the granting of an equity interest to the holders of the notes by Alamosa Holdings were recorded as a reduction in the fair value of the Series B Convertible Preferred Stock that Alamosa Holdings issued in the debt exchange. The remaining transaction costs were expensed. We had no such debt exchange expenses in 2002.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess cash including restricted cash. Income of $929 in 2003 was 73 percent less than the $3,459 earned in 2002 due to declining interest rates and the fact that excess cash and investments, including restricted cash, were liquidated during 2002 and 2003 in connection with funding our capital expenditures, cash interest payments on senior notes and operating cash flow losses.

         INTEREST EXPENSE - Interest expense for 2003 and 2002 included non-cash interest of $37,402 and $36,773, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $99,914 from $102,863 in 2002 is due to the decreased level of debt after the debt exchange completed in November 2003.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31,
2001

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 622,000 at December 31, 2002 compared to approximately 503,000 at December 31, 2001. This growth of approximately 119,000 subscribers or 24 percent compares to 211 percent growth in 2001, excluding subscribers acquired through acquisitions in 2001. The decline in the rate of growth from 2001 to 2002 was due to the fact that markets were being launched during 2001 where our coverage area increased from 4.5 million to 11.2 million covered POPs. During 2002 our coverage area increased minimally from 11.2 million to 11.8 million covered POPs as we had substantially completed the build-out of our network by the end of 2001.

         Average monthly churn for 2002 was approximately 3.4 percent compared to approximately 2.7 percent for 2001. The increase in average monthly churn for 2002 was the result of a significantly higher level of involuntary deactivations of subscribers for non-payment. This was driven by the addition of a significant number of sub-prime credit quality subscribers in 2001 under the Clear Pay and NDASL programs. We reinstated deposit requirements for sub-prime credit quality subscribers in our markets in February 2002 and began to see the impact of this change in the form of decreasing average monthly churn in the fourth quarter of 2002.

         Our CPGA was approximately $369 in 2002 compared to $349 in 2001. As overall subscriber growth on a national basis declined in 2002, competition among the wireless communications providers became more intense. As a result of this competition for both new subscribers and existing subscribers from other carriers, promotional efforts such as handset rebates and other promotional activities increased during 2002, which increased the up front costs in acquiring customers. This competition along with having to spread our fixed marketing expenses over a fewer number of activations in 2002 resulted in the increase in CPGA of $20.

         SERVICE REVENUES - Subscriber revenues were $391,927 for the year ended December 31, 2002 compared to $231,145 for the year ended December 31, 2001. This increase of 70 percent was partially due to the 24 percent increase in our subscriber base discussed above. The increase in revenue exceeded the increases in subscribers as we had a larger base of subscribers at the beginning of 2002 for which we earned a full year of revenue in 2002. Base ARPU decreased in 2002 to $58 compared to $61 in 2001. This decrease was attributable to lower monthly recurring charges for plans with larger buckets of minutes being offered in 2002 compared to 2001 as a result of the increased level of competition in the marketplace.

         The reciprocal roaming rate with Sprint declined during 2001, from 20 cents per minute on January 1, 2001 to 15 cents per minute on June 1, 2001, and to 12 cents per minute on October 1, 2001. On January 1, 2002, this rate declined to 10 cents per minute and remained at this level throughout 2002. The toll rate for long distance charges associated with Sprint roaming was approximately 6 cents per minute in 2001 and approximately 2 cents per minute in 2002. The decline in rates was offset by significant increases in roaming minutes due to the fact that we added additional base stations which allowed us to capture additional roaming traffic as well as growth in the customer bases of Sprint and other PCS providers. During 2002 we also experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint. We had approximately 1.1 billion minutes of inbound roaming traffic in 2002 compared to approximately 515 million minutes of inbound roaming traffic in 2001. The increase in minutes offset by the decrease in rates accounted for the 41 percent overall increase in roaming revenue to $139,843 in 2002 from $99,213 in 2001.

         PRODUCT SALES AND COST OF PRODUCTS SOLD- Product sales revenue for 2002 was $23,922 compared to $26,781 for 2001. Cost of products sold for 2002 was $50,974 compared to $53,911 for 2001. As such the subsidy on handsets sold through our retail and local indirect channels was $27,052 in 2002 and $27,130 in 2001. On a per new subscriber activation basis, the subsidy was approximately $113 per activation in 2002 and approximately $121 per activation in 2001.

         COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Expenses of $343,468 in 2002 were 44 percent higher than the $237,843 incurred in 2001. This increase in cost is the result of the completion of the build out of our network which drove an increase in the number of subscribers using our network. In addition, certain costs of service and operations are driven by the volume of traffic on our network. Total minutes of use on our network were 4.1 billion minutes in 2002 compared to 2.1 billion minutes in 2001 for an increase in traffic of 95 percent.

         SELLING AND MARKETING EXPENSES (EXCLUDING NON-CASH COMPENSATION) - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. The amount of handset subsidy included in selling and marketing was $18,323 and $14,575 in 2002 and 2001, respectively. Total selling and marketing expenses of $119,059 in 2002 were 8 percent higher than the $110,052 incurred in 2001 due to increased competition in the marketplace as well as an increase in the total number of subscriber activations.

         GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) - General and administrative expenses of $14,656 in 2002 were 6 percent higher than the $13,853 incurred in 2001. The primary causes for this increase were increased insurance costs and increased professional fees.

         DEPRECIATION AND AMORTIZATION - Depreciation totaled $64,702 in 2002 as compared to $45,963 in 2001. This increase of 41 percent was due to the increase in depreciable costs as a result of our capital expenditures in 2002.

         Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in the first quarter of 2001. In addition to unidentifiable goodwill, we recorded two identifiable intangibles in connection with each of the acquisitions consisting of values assigned to our affiliation agreements with Sprint PCS and the customer base acquired in connection with each of the acquisitions. Amortization expense of $40,419 in 2002 was 17 percent lower than the $48,759 in 2001 due to the fact that amortization of goodwill was discontinued on January 1, 2002 upon the adoption of the provisions of SFAS No. 142 as discussed in "Critical Accounting Policies" which resulted in no amortization of goodwill being recorded in 2002.

         IMPAIRMENT OF GOODWILL - In accordance with the provisions of SFAS No. 142, we performed our first annual assessment of goodwill for impairment as of July 31, 2002. The results of this assessment indicated that our goodwill had no value and an impairment charge of $291,635 was recorded in 2002.

         IMPAIRMENT OF PROPERTY AND EQUIPMENT - In 2002 we recorded impairments of property and equipment in the amount of $1,194 primarily related to a switching facility that was closed and abandoned. We recorded no impairments of property and equipment in 2001.

         NON-CASH COMPENSATION - The non-cash compensation expense reversal in 2001 related to stock options that were granted to employees with exercise prices that were below then current market prices. This expense was being recorded over the vesting period of the underlying options. Compensation expense related to these options was a negative $916 for 2001 due to the forfeiture of remaining options relative to a terminated employee.

         Non-cash compensation expense of $29 in 2002 related to shares of restricted Alamosa Holdings stock that were awarded to our officers in 2002. Certain of our officers received a total of 800,000 shares of restricted stock at a discount to market price that will vest over a three-year period. Compensation expense related to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse.

         OPERATING LOSS - Our operating loss for 2002 was $370,444 compared to $152,326 for 2001. This increase was primarily attributable to the $291,635 impairment of goodwill recorded in 2002 offset by the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers who generate ARPU that is relatively stable.

         LOSS ON DEBT EXTINGUISHMENT - In connection with the closing of a senior secured credit facility in February 2001, we drew down on that facility and used the proceeds to repay the Nortel/Export Development Corporation ("EDC") credit facility that was in place at the time. We had originally capitalized loan costs in connection with obtaining the Nortel/EDC credit facility that had a remaining unamortized balance of $5,472. The unamortized balance was expensed at the time the Nortel/EDC credit facility was permanently repaid.

         INTEREST AND OTHER INCOME - Interest and other income of $3,459 in 2002 was 70 percent less than the $11,664 earned in 2001 due to declining interest rates and the fact that excess cash and investments were liquidated during 2002 in connection with funding our capital expenditures and operating cash flow losses.

         INTEREST EXPENSE - Interest expense for 2002 and 2001 included non-cash interest of $36,773 and $32,022, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting. The increase in total interest expense to $102,863 from $81,730 in 2001 was due to the increased level of debt after two issuances of senior notes in 2001 and the increased level of advances under senior secured borrowings.

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

         The reversal of the timing differences which gave rise to these deferred tax liabilities will allow us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized.

CASH FLOWS

         OPERATING ACTIVITIES - Operating cash flows increased $81,694 in 2003 and increased $87,765 in 2002. The 2003 increase is primarily due to our increased income before non-cash items in 2003 of $72,988 coupled with working capital changes of $8,706 primarily due to a decrease in receivables. The 2002 increase is primarily due to our decreased loss before non-cash items in 2002 of $84,263 coupled with working capital changes of $3,502.

         INVESTING ACTIVITIES - Our investing cash flows were negative $1,256 in 2003 compared to negative $27,658 in 2002. Our cash capital expenditures for 2003 were $38,625 compared to $89,476 in 2002 due to fewer cell sites built in 2003 as we completed the coverage of our territory in 2002. Additionally, the decrease in restricted cash related to amounts used to make cash interest payments on our senior notes was $34,724 in 2003 and $59,968 in 2002.

         Our investing cash flows were negative $27,658 in 2002 compared to negative $263,779 in 2001. Our cash capital expenditures for 2001 were $143,731 compared to $89,476 in 2002. Restricted cash increased by $94,693 in 2001 as portions of proceeds from two notes offerings in 2001 were escrowed to meet debt service obligations and decreased by $59,968 in 2002 as portions of those funds were used to meet those obligations. Additionally, in 2001, we incurred approximately $37,617 in acquisition related costs that were not incurred in 2002 related to the acquisitions we completed in the first quarter of 2001.

         FINANCING ACTIVITIES - Our financing cash flows decreased in 2003 to a negative $16,731 from $9,501 in 2002. Our financing cash flows in 2002 primarily consisted of $12,838 in borrowings under our senior secured credit facility. Our negative financing cash flows in 2003 were attributable to costs incurred in connection with a debt restructuring completed in the fourth quarter of 2003.

         Our financing cash flows decreased in 2002 to $9,501 from $340,438 in 2001. Our financing cash flows in 2001 included net proceeds from debt offerings of approximately $621,000 and debt repayments of approximately $290,000.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY - Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

         While we incurred significant net losses and negative cash flows from operating activities through 2002, we generated approximately $56 million of cash flows from operating activities for the year ended December 31, 2003. In November 2003, we completed a debt exchange, as described below, that provided for approximately $238 million of principal debt reduction. In connection with this debt exchange, we amended our affiliation agreements with Sprint PCS, and we believe that these amendments will result in a positive annual cash impact of more than $15 million.

         As of December 31, 2003, we had approximately $98 million of cash on hand and additional availability of $25 million under our undrawn revolving credit facility, subject to restrictions on drawing upon that facility. In January 2004, we completed an offering of $250 million in senior notes, the proceeds from which were used to permanently repay and terminate our senior secured credit facility including the undrawn revolving portion discussed above. We received net proceeds from the January 2004 notes offering after the repayment of the senior secured credit facility and transaction costs of approximately $42 million which will be used for general corporate purposes.

         Our capital expenditure requirements for 2004 are expected to be between $50 million and $65 million, used primarily to purchase network equipment for additional coverage and capacity in our markets. We believe that our cash on hand plus the additional liquidity that we expect to generate from our operations will be sufficient to fund these capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

         Our future liquidity will be dependent on a number of factors influencing our projections of operating cash flows, including those related to subscriber growth, ARPU, average monthly churn and CPGA. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve our intended business objectives.

         DEBT EXCHANGE - In an effort to proactively manage our capital structure and align it with recent operating trends in the wireless telecommunications industry, we completed an exchange of our publicly traded debt in November 2003. Pursuant to the debt exchange, we exchanged outstanding notes from existing noteholders amounting to approximately $343.6 million or 98% of 12 7/8% senior discount notes, due 2010, $238.4 million or 95% of 12 1/2% senior notes, due 2011 and $147.5 million or 98% of 13 5/8% senior notes, due 2011. Holders who tendered their 12 7/8% senior discount notes received, for each $1,000 accreted amount of such notes tendered, as of the completion of the debt exchange, (1) $650 in original issue amount of our new 12% senior discount notes, due 2009 and (2) one share of Alamosa Holdings Series B Convertible Preferred Stock with a liquidation preference of $250 per share. Holders of our 12 1/2% senior notes and our 13 5/8% senior notes who tendered their notes received, for each $1,000 principal amount of such notes tendered, (1) $650 in principal amount of our new 11% senior notes, due 2010 and (2) one share of Alamosa Holdings Series B Convertible Preferred Stock with a liquidation preference of $250 per share.

         Holders of the Series B Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7 1/2% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October commencing on January 31, 2004. Until July 31, 2008, we have the option to pay dividends on the Series B Convertible Preferred Stock in (1) cash, (2) shares of Alamosa Holdings Series C Convertible Preferred Stock, (3) shares of our common stock or (4) a combination thereof. After July 31, 2008, all dividends on the Series B Convertible Preferred Stock will be payable in cash only. The source of any funds to pay cash dividends on Alamosa Holdings' preferred stock will be dividends from us and our operating subsidiaries. The Series C Convertible Preferred Stock has essentially the same terms as the Series B Convertible Preferred Stock with the exception of the conversion rate, as discussed below.

         Each share of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock is convertible at the holder's option and at any time into shares of our common stock. The Series B Convertible Preferred Stock is convertible at $3.40 per share and the Series C Convertible Preferred Stock is convertible at $4.25 per share.

         Beginning on the third anniversary of the date of original issuance of the Series B Convertible Preferred Stock, Alamosa Holdings has the option to redeem outstanding shares of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock for cash. The initial redemption price will be 125% of the $250 per share liquidation preference, reduced by 5% annually thereafter until 2011, after which time the redemption price will remain at 100%. All outstanding shares of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock must be redeemed by Alamosa Holdings on July 31, 2013.

         The consummation of the debt exchange was accounted for under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In accordance with the provisions of SFAS No. 15, the new notes issued in the debt exchange and the Series B Convertible Preferred Stock were recorded at fair value. The excess of the fair value of such new notes and the Series B Convertible Preferred Stock over the carrying value of the existing debt tendered by noteholders will increase interest expense over the life of the new notes due to the fact that the total cash flows associated with those notes exceeds the carrying value of the new notes.

         In connection with the debt exchange, on September 11, 2003, we amended the terms of the indentures governing the old notes to add Alamosa Holdings as a guarantor under the indentures. We further amended the indentures governing these notes on October 29, 2003, after receiving the requisite consents from the holders of the notes, to eliminate substantially all covenant protection under such indentures.

         Concurrently with the closing of the debt exchange, we entered into amendments to our affiliation agreements with Sprint PCS. The amendments to our affiliation agreements with Sprint PCS (1) simplify the manner in which financial settlements are determined and settled between us and Sprint PCS, (2) settled outstanding disputed charges between us and Sprint PCS, (3) provide clarity with respect to access to information between us and Sprint PCS and (4) provides for us to test unilateral changes requested by Sprint against certain financial thresholds.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that would have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancellable operating leases at December 31, 2003 are reflected in the table below.

                                                             Payments due by period
                                   ------------------------------------------------------------------------------
                                    Less than           1 - 3           4 - 5          After 5
                                    One year            Years           Years           Years            Total
                                   -----------        ---------       ---------      -----------      -----------
Long-term debt (a)                 $        --       $        --     $       --      $   714,424      $   714,424
  Cash interest (b)                     50,017           221,898        147,223           62,585          481,723
Capital lease obligations                  596               464            299              445            1,804
Operating leases                        30,952            95,364         62,034           34,230          222,580
                                   -----------       -----------     ----------      -----------      -----------

                                   $    81,565       $   317,726     $  209,556      $   811,684      $ 1,420,531
                                   ===========       ===========     ==========      ===========      ===========

(a) Long-term debt reflects the impact of the issuance of $250 million in senior notes due 2012 which were issued in January 2004. The proceeds from this issuance were used to permanently repay and terminate our senior secured credit facility. As such, the senior secured credit facility is not included in this table.

(b) Cash interest on long-term debt takes into account the $250 million senior notes discussed in (a) above that were issued in January 2004. These notes require semiannual cash interest payments at an annual rate of 8 1/2%.

DESCRIPTION OF OUR INDEBTEDNESS

         12% SENIOR DISCOUNT NOTES DUE 2009 - In connection with the completion of our debt exchange in November 2003, we issued approximately $191 million in aggregate original issue amount of the 12% senior discount notes. The outstanding principal amount of the 12% senior discount notes will accrete at 12%, compounded semi-annually, to approximately $233.3 million at July 31, 2005. Thereafter, cash interest on the outstanding principal amount will be payable semi-annually at 12% beginning on January 31, 2006 and continuing through maturity on July 31, 2009. The 12% senior discount notes are unsecured.

         11% SENIOR NOTES DUE 2010 - In connection with the completion of our debt exchange in November 2003, we issued $250.8 million in aggregate principal amount of the 11% senior notes. Cash interest on the outstanding principal amount of the 11% senior notes is payable semiannually at 11% beginning on January 31, 2004 and continuing through maturity on July 31, 2010. The 11% senior notes are unsecured.

         12 7/8% SENIOR DISCOUNT NOTES DUE 2010 - As a result of our debt exchange, approximately $5.6 million in accreted principal amount of our 12 7/8% senior discount notes remain outstanding at December 31, 2003. These notes will accrete to their full principal amount at maturity of $6.4 million on February 15, 2005, and thereafter cash interest on the outstanding principal amount will be payable semiannually at 12 7/8% beginning on August 15, 2005 and continuing through maturity on February 15, 2010. The 12 7/8% senior discount notes are unsecured.

         12 1/2% SENIOR NOTES DUE 2011 - As a result of our debt exchange, approximately $11.6 million in aggregate principal amount of our 12 1/2% senior notes remain outstanding. Cash interest on the outstanding principal amount of these notes is payable semiannually at 12 1/2% through maturity on February 1, 2011. The 12 1/2% senior notes are unsecured.

         13 5/8% SENIOR NOTES DUE 2011 - As a result of our debt exchange, approximately $2.5 million in aggregate principal amount of our 13 5/8% senior notes remain outstanding. Cash interest on the outstanding principal amount of these notes is payable semiannually at 13 5/8% through maturity on August 15, 2011. The 13 5/8% senior notes are unsecured.

         SENIOR SECURED CREDIT FACILITY - As of December 31, 2003, we had in place a senior secured credit facility that expired in February 2008. Under the terms of the facility we could borrow up to a maximum of $225 million, of which $200 million was outstanding at December 31, 2003. Amounts outstanding under the senior secured credit facility bear interest at a rate of LIBOR plus 4.0%. We permanently repaid the senior secured credit facility in its entirety from the proceeds of an offering of senior notes in January 2004.

         8 1/2% SENIOR NOTES DUE 2012 - In January 2004, we issued $250 million in aggregate principal amount of our 8 1/2% senior notes due 2012. Cash interest on the outstanding principal amount of these notes is payable semiannually at 8 1/2%, beginning on July 31, 2004, through maturity on January 31, 2012. We used the proceeds from this issuance to repay and terminate outstanding borrowings under the senior secured credit facility, including the undrawn revolver, described above, with the remainder available for general corporate purposes.

INFLATION

         We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

FUTURE TRENDS THAT MAY AFFECT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

         During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. We are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If the current trend of slowing net subscriber growth does not improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

         We may continue to experience higher costs to acquire customers. For 2003, our CPGA was $376 per activation compared to $369 per activation in 2002. The fixed costs in our sales and marketing organization are being allocated among a smaller number of activations due to the slowdown in subscriber growth. In addition, handset subsidies have been increasing due to more aggressive promotional efforts. With a higher CPGA, customers must remain on our network for a longer period of time at a stable ARPU to recover those acquisitions costs.

         We may continue to experience a higher average monthly churn rate. Our average monthly churn (net of deactivations that take place within 30 days of the activation date) for 2003 was 2.7 percent compared to 3.4 percent for 2002. The rate of churn experienced in 2002 was the highest that we have experienced on an annual basis since the inception of the Company. We expect that in the near term churn may increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during 2004. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

         As previously disclosed, upon adoption of SFAS No. 143, we had concluded that, for our leased telecommunications facilities, a liability could not be reasonably estimated due to (1) our inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) our inability to estimate a potential range of settlement dates due to our ability to renew site leases after the initial lease expiration and (3) our limited experience in abandoning cell site locations and actually incurring remediation costs.

         It is our understanding that further clarification has been provided by the Securities and Exchange Commission regarding the accounting for asset retirement obligations and specifically relating to factors to consider in determining the estimated settlement dates and the probability of enforcement of the remediation obligation. Based on this information, we revised certain of the estimates used in our original analysis and calculated an asset retirement obligation for our leased telecommunication facilities. We determined that the aforementioned asset retirement obligations did not have a material impact on our consolidated results of operations, financial position or cash flows and recorded the asset retirement obligations in the third quarter of 2003.

         An initial asset retirement obligation of $1,213 was recorded and classified in other non-current liabilities and a corresponding increase in property and equipment of $1,213 were recorded in the third quarter of 2003 relating to obligations that existed upon the adoption of SFAS No. 143. We incurred additional asset retirement obligations during the year ended December 31, 2003 of $35 related to new leases entered into during the year. Included in costs of services and operations in our statement of operations for the year ended December 31, 2003 is a charge of $402 related to the cumulative accretion of the asset retirement obligations as of the adoption of SFAS No. 143 as well as an additional $163 in accretion recorded for the year ended December 31, 2003. Included in depreciation and amortization expenses in our statement of operations for the year ended December 31, 2003 is a charge of $364 related to the cumulative depreciation of the related assets recorded at the time of the adoption of SFAS No. 143 as well as an additional $123 in depreciation recorded for the year ended December 31, 2003. For purposes of determining the asset retirement obligations, we have assigned a 100% probability of enforcement to the remediation obligations and have assumed an average settlement period of 20 years.

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

         The EITF issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in May, 2003. This Abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Abstract became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and we have adopted the provisions of this abstract as of July 1, 2003.

         We have elected to apply the accounting provisions of this abstract on a prospective basis beginning July 1, 2003. Prior to the adoption of the provisions of this abstract we had deferred all activation fee revenue as well as activation costs in a like amount and amortized these revenues and costs over the average life of our subscribers. The existing deferred revenue and costs at July 1, 2003 will continue to be amortized along with that portion of activation fees generated by customers outside of distribution channels controlled by us. The adoption of the accounting provisions of this abstract did not have a material impact on our results of operations, financial position or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2003, we had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. Our adoption of FIN 45 did not have a material impact on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. For VIEs created prior to January 1, 2004, the Revised Interpretations must be applied no later than the quarter ended March 31, 2004. The Revised Interpretations must be applied to all VIEs created after January 1, 2004. Because we do not believe that we have affiliations with any VIEs, this standard will not have a material impact on our consolidated financial statements.

RISK FACTORS

RISKS RELATING TO OUR BUSINESS, STRATEGY AND OPERATIONS

         WE MAY NOT BE ABLE TO SUSTAIN OUR PLANNED GROWTH OR OBTAIN SUFFICIENT REVENUE TO ACHIEVE AND SUSTAIN PROFITABILITY.

         During 2002 and 2003, we experienced overall declining net subscriber growth compared to periods prior to 2002. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. We are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If the current trend of slowing net subscriber growth does not improve, it may lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

         WE MAY NOT ACHIEVE OR SUSTAIN OPERATING PROFITABILITY OR POSITIVE CASH FLOWS.

         We have a limited operating history and have incurred significant losses to date. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, our ability to market Sprint PCS products and services, achieve projected market penetration and manage subscriber turnover rates. We will have to dedicate a substantial portion of any future cash flows from operations to make interest and principal payments on our consolidated debt, which will reduce funds available for other purposes. If we do not maintain positive cash flows from operations, or if our operating cash flows are insufficient to cover our debt obligations in the future, we may be unable to conduct our business in an effective or competitive manner.

         IF WE RECEIVE LESS REVENUES OR INCUR MORE FEES THAN WE ANTICIPATE FOR PCS ROAMING FROM SPRINT, OUR RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED.

         We are paid a fee from Sprint or a PCS Affiliate of Sprint for every minute that Sprint's or that affiliate's subscribers use our portion of the PCS network of Sprint. Similarly, we pay a fee to Sprint or another PCS Affiliate of Sprint for every minute that our subscribers use the PCS network of Sprint outside our territory. Sprint PCS subscribers based in our territory may spend more time in other PCS coverage areas than we anticipate, and wireless customers from outside our territory may spend less time in our territory or may use our services less than we anticipate. As a result, we may receive less Sprint PCS roaming revenue and/or have to pay more in print PCS roaming fees than we collect in Sprint PCS roaming revenue. Our ratio of inbound to outbound roaming with Sprint PCS was approximately 1.14 to 1 in 2003. We expect this ratio to decline to approximately 1 to 1 over time.

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

         ROAMING REVENUE FROM SUBSCRIBERS OF WIRELESS COMMUNICATIONS PROVIDERS OTHER THAN SPRINT PCS AND PCS AFFILIATES OF SPRINT MAY DECLINE IN THE FUTURE.

         We derive a significant amount of roaming revenue from wireless communications providers other than Sprint PCS and PCS Affiliates of Sprint for permitting their subscribers to roam on our portion of the PCS network of Sprint when they are in our territory. For the year ended December 31, 2003, approximately 28% of our roaming revenue was attributable to revenue derived from these other wireless communications providers. We do not have agreements directly with these providers. Instead, we rely on roaming arrangements that Sprint has negotiated. If the rates offered by Sprint are not attractive, these other wireless communications providers may decide to build-out their own networks in our territory or enter into roaming arrangements with our competitors who also already have networks in our territory. The loss of all or a significant portion of this roaming revenue would have a material adverse effect on our financial condition and operating results.

         OUR ROAMING ARRANGEMENTS MAY NOT BE COMPETITIVE WITH OTHER WIRELESS SERVICE PROVIDERS, WHICH MAY RESTRICT OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS AND THUS MAY ADVERSELY AFFECT OUR OPERATIONS.

         We do not have agreements directly with other wireless service providers for roaming coverage outside our territory. Instead, we rely on roaming arrangements that Sprint has negotiated with other wireless service providers for coverage in these areas. Some risks related to these arrangements are as follows:

         o the arrangements may not benefit us in the same manner that they benefit Sprint;

         o the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint;

         o the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

         o customers must end a call in progress and initiate a new call when leaving the PCS network of Sprint and entering another wireless network;

         o Sprint wireless customers may not be able to use advanced PCS features from Sprint, such as PCS Vision, while roaming;

         o Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis; and

         o If Sprint wireless customers are not able to have a similar wireless experience as when they are on the PCS network of Sprint, we may lose current subscribers and Sprint PCS products and services may be less attractive to potential new customers.

         THE TECHNOLOGY THAT WE USE MAY BECOME OBSOLETE, WHICH WOULD LIMIT OUR ABILITY TO COMPETE EFFECTIVELY WITHIN THE WIRELESS TELECOMMUNICATIONS INDUSTRY.

         The wireless telecommunications industry is experiencing significant technological change. We employ CDMA digital technology, the digital wireless communications technology selected by Sprint and certain other carriers for their nationwide networks. Other carriers employ other technologies, such as TDMA, GSM and iDEN, for their nationwide networks. If another technology becomes the preferred industry standard, we would be at a competitive disadvantage and competitive pressures may require Sprint to change its digital technology, which in turn could require us to make changes to our network at substantial costs. We may be unable to respond to these pressures and implement new technology on a timely basis or at an acceptable cost.

         UNAUTHORIZED USE OF, OR INTERFERENCE WITH, OUR PORTION OF THE PCS NETWORK OF SPRINT COULD DISRUPT OUR SERVICE AND INCREASE OUR COSTS.

         We may incur costs associated with the unauthorized use of our portion of the PCS network of Sprint, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraudulent use of our portion of the PCS network of Sprint may impact interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for fraudulent roaming. In addition, some of our border markets are susceptible to uncertainties related to areas not governed by the FCC. For example, unauthorized microwave radio signals near the border in Mexico could disrupt our service in the United States.

         POTENTIAL ACQUISITIONS MAY REQUIRE US TO INCUR SUBSTANTIAL ADDITIONAL DEBT AND INTEGRATE NEW TECHNOLOGIES, OPERATIONS AND SERVICES, WHICH MAY BE COSTLY AND TIME CONSUMING.

         We intend to continually evaluate opportunities for the acquisition of businesses that are intended to complement or extend our existing operations. If we acquire additional businesses, we may encounter difficulties that may be costly and time-consuming and slow our growth. For example, we may have to:

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

         Substantially all of our base stations are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our network. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if any of our operating subsidiaries is unable to renew its expiring leases with these tower companies either on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved.

         THE LOSS OF THE OFFICERS AND SKILLED EMPLOYEES UPON WHOM WE DEPEND TO OPERATE OUR BUSINESS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Our business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain other highly qualified technical and management personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. The loss of the officers and skilled employees upon whom we depend to operate our business could adversely affect our results of operations.

RISKS RELATED TO THE RELATIONSHIP WITH SPRINT

         OUR ABILITY TO CONDUCT OUR BUSINESS WOULD BE SEVERELY RESTRICTED IF SPRINT PCS TERMINATES OUR AFFILIATION AGREEMENTS WITH IT.

         Our relationship with Sprint is governed by our affiliation agreements with Sprint PCS. Since we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of these affiliation agreements. However, Sprint PCS may be able to terminate our affiliation agreements with it if we materially breach the terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of our affiliation agreements with Sprint PCS. Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flows. If Sprint PCS terminates or fails to renew our affiliation agreements or fails to perform its obligations under those agreements, our ability to conduct business would be severely restricted.

         IF WE MATERIALLY BREACH OUR AFFILIATION AGREEMENTS WITH SPRINT PCS, SPRINT PCS MAY HAVE THE RIGHT TO PURCHASE OUR OPERATING ASSETS AT A DISCOUNT TO MARKET VALUE.

         Our affiliation agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain Sprint PCS' technical and customer service requirements. We believe we are in compliance with our network build-out requirements and Sprint PCS' other program requirements. A failure by us to meet any expanded build-out requirements for any one of the individual markets in our territory, or a failure to complete our current network build-out requirements according to our expected time frame, or to meet Sprint PCS' technical or customer service requirements contained in the affiliation agreements would constitute a material breach of the agreements, which could lead to their termination by Sprint PCS. We may amend our affiliation agreements with Sprint PCS in the future to expand our network coverage. Our affiliation agreements with Sprint PCS provide that upon the occurrence of an event of termination caused by our breach of such agreements, Sprint PCS has the right to, among other things, purchase our operating assets without stockholder approval and for a price equal to 72% of our "entire business value." See "Business--Our Affiliation Agreements with Sprint PCS" for a description of how we calculate our entire business value.

         SPRINT MAY MAKE DECISIONS THAT COULD INCREASE OUR EXPENSES AND/OR OUR CAPITAL EXPENDITURE REQUIREMENTS, REDUCE OUR REVENUES OR MAKE OUR AFFILIATE RELATIONSHIPS WITH SPRINT LESS ADVANTAGEOUS THAN EXPECTED.

         Under our affiliation agreements with Sprint PCS, Sprint has a substantial amount of control over factors that significantly affect the conduct of our business. Accordingly, up to newly established limits set forth in the amendments to our affiliation agreements with Sprint PCS executed in 2003, Sprint may make decisions that adversely affect our business, such as the following:

         o Sprint prices its national calling plans based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically sufficient for our business; and

         o Sprint may alter its network and technical requirements or request that we build-out additional areas within our territory, which could result in increased equipment and build-out costs or in Sprint building out that area itself or assigning it to another PCS Affiliate of Sprint.

         CERTAIN PROVISIONS OF OUR AFFILIATION AGREEMENTS WITH SPRINT PCS MAY DIMINISH OUR VALUE AND RESTRICT THE SALE OF OUR BUSINESS.

         Under specific circumstances and without stockholder approval, Sprint PCS may purchase our operating assets or capital stock at a discount. In addition, Sprint PCS must consent to any transaction pursuant to which Alamosa Holdings is no longer the "ultimate parent" of any of our operating subsidiaries party to the affiliation agreements with Sprint PCS and must consent to any assignment by us of our affiliation agreements with it. Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and other restrictions contained in our affiliation agreements with Sprint PCS, restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our "entire business value."

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

         o    a loss of customers; and

         o an increase in the costs of customer care, billing and back office services after the expiration of our contractually fixed rates on December 31, 2006.

         Should Sprint fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flow because Sprint collects our receivables and sends us a net amount that is based on the financial information it produces for us.

         OUR COSTS FOR INTERNAL SUPPORT SYSTEMS MAY INCREASE IF SPRINT PCS TERMINATES ALL OR PART OF OUR SERVICES AGREEMENTS WITH IT.

         The costs for the services provided by Sprint PCS under our service agreements with Sprint PCS related to billing, customer care and other back-office functions for the year ended December 31, 2003 was approximately $65.5 million. Since we incur these costs on a per subscriber basis, we expect the aggregate costs for such services to increase as the number of our subscribers increases. Sprint may terminate any service provided under such agreements upon nine months' prior written notice, but if we would like to continue receiving such service, Sprint PCS has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint PCS has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint terminates a service we currently receive from it.

         IF SPRINT DOES NOT MAINTAIN CONTROL OVER ITS LICENSED SPECTRUM, THE AFFILIATION AGREEMENTS WITH SPRINT PCS MAY BE TERMINATED.

         Sprint, not us, owns the licenses necessary to provide wireless services in our territory. The FCC requires that licensees like Sprint maintain control of their licensed systems and not delegate control to third party operators or managers without the FCC's consent. Our affiliation agreements with Sprint PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint PCS needs to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the PCS network of Sprint and we would not be able to conduct our business.

         THE FCC MAY FAIL TO RENEW THE SPRINT WIRELESS LICENSES UNDER CERTAIN CIRCUMSTANCES, WHICH WOULD PREVENT US FROM PROVIDING WIRELESS SERVICES.

         Sprint's wireless licenses are subject to renewal and revocation by the FCC. The Sprint wireless licenses in our territory will expire in 2005 or 2007 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint or us to comply with these standards could result in the nonrenewal of the Sprint licenses for our territory. Additionally, if Sprint does not demonstrate to the FCC that Sprint has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint loses its licenses in our territory for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses. If Sprint loses its licenses in another territory, Sprint or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

         WE RELY ON SPRINT FOR A SUBSTANTIAL AMOUNT OF OUR FINANCIAL INFORMATION. IF THAT INFORMATION IS NOT ACCURATE, THE INVESTMENT COMMUNITY COULD LOSE CONFIDENCE IN US.

         Under our affiliation agreements with Sprint PCS, Sprint performs our billing, manages our accounts receivable and provides a substantial amount of financial data that impact our accounts. We use that information to record our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us.

         IF SPRINT DOES NOT SUCCEED, OUR BUSINESS MAY NOT SUCCEED.

         If Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, our operations and profitability would likely be negatively impacted. If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences, which could include termination or revision of our affiliation agreements with Sprint PCS. We currently have no reason to believe that Sprint will have significant financial problems, including bankruptcy.

         IF OTHER PCS AFFILIATES OF SPRINT HAVE FINANCIAL DIFFICULTIES, THE PCS NETWORK OF SPRINT COULD BE DISRUPTED.

         The national PCS network of Sprint is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are operated by PCS Affiliates of Sprint, all of which are independent companies like us. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If other PCS Affiliates of Sprint experience financial difficulties, the PCS network of Sprint could be disrupted in the territories of those PCS Affiliates of Sprint. Material disruptions in the PCS network of Sprint could have a material adverse effect on our ability to attract and retain subscribers. If the affiliation agreements of those PCS Affiliates of Sprint are like ours, Sprint would have the right to step in and operate the affected territory. However, this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding related to the affected PCS Affiliate of Sprint. Two PCS Affiliates of Sprint recently declared bankruptcy, each alleging that Sprint violated its agreements with the PCS Affiliate, and others have experienced financial difficulties. In each case, we believe that there has been no material disruption of the PCS network of Sprint to date.

         WE MAY HAVE DIFFICULTY IN OBTAINING AN ADEQUATE SUPPLY OF CERTAIN HANDSETS FROM SPRINT, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         We depend on our relationship with Sprint to obtain handsets and other wireless devices. Sprint orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

         o Sprint does not adequately project the need for handsets for itself, its PCS Affiliates and its other third party distribution channels, particularly in transition to new technologies such as 3G technology;

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

RISKS RELATED TO OUR INDEBTEDNESS

         OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

         We are highly leveraged. As of December 31, 2003, our total outstanding debt, including capital lease obligations and excluding unused commitments made by lenders, was approximately $665.7 million. As of December 31, 2003, such indebtedness represents approximately 71% of our total capitalization, which includes total outstanding debt and stockholder's equity as presented in our consolidated balance sheet at December 31, 2003. The indentures governing our existing senior notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. Our substantial indebtedness could adversely affect our financial health by, among other things:

         o    increasing our vulnerability to adverse economic conditions;

         o limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

         o requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities; and

         o potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry.

         The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flows from our operating activities is insufficient to service our debt obligations, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital.

         THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US AND OUR SUBSIDIARIES, WHICH MAY LIMIT OUR OPERATING FLEXIBILITY.

         The indentures governing our senior notes impose material operating and financial restrictions on us and our subsidiaries. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability and the ability of our subsidiaries to engage in some transactions, including the following:

         o incurring additional debt or in the case of our guarantor subsidiaries, issuing capital stock to a third party;

         o paying dividends, redeeming capital stock or making other restricted payments or investments;

         o    creating liens on assets;

         o    merging, consolidating or disposing of assets;

         o    repurchasing our common stock;

         o    entering into transactions with affiliates;

         o placing restrictions on the ability of guarantor subsidiaries to pay dividends or make other payments to Alamosa Delaware, which is the issuer of our publicly traded debt; and

         o    changing lines of business.

         These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt, or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.

RISKS RELATED TO THE WIRELESS PERSONAL COMMUNICATIONS SERVICES INDUSTRY

         WE MAY CONTINUE TO EXPERIENCE A HIGH RATE OF SUBSCRIBER TURNOVER, WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE.

         The wireless personal communications services industry in general, and Sprint and its PCS Affiliates in particular, have experienced a higher rate of subscriber turnover, commonly known as churn. We believe this higher churn rate has resulted from Sprint's programs for marketing its services to sub-prime credit quality subscribers, Sprint's relatively less established subscriber base and Sprint's focus on adding subscribers from the consumer segment of industry rather than business subscribers.

         Due to, among other things, significant competition in our industry and general economic conditions, our future churn rate may be higher than our historical rate. Factors that may contribute to higher churn include:

         o inability or unwillingness of subscribers to pay, which results in involuntary deactivations, which accounted for approximately 40% of our deactivations in the year ended December 31, 2003;

         o subscriber mix and credit class, particularly sub-prime credit subscribers, which accounted for approximately 27% of our gross subscriber additions for the year ended December 31, 2003 and account for approximately 23% of our subscriber base as of December 31, 2003;

         o The number of Sprint PCS subscribers based in our territory that receive our services under a contract, consisting of approximately 69% of Sprint PCS subscribers based in our territory as of December 31, 2003.

              Of these subscribers under contracts, approximately 66% were under contracts with original contract terms of two years or longer;

         o the attractiveness of our competitors' products, services and pricing;

         o    network performance and coverage relative to our competitors;

         o    customer service;

         o    any increased prices for services in the future; and

         o any future changes by us in the products and services we offer, especially to the Clear Pay program.

         An additional factor that may contribute to a higher churn rate is the implementation of the FCC's WLNP requirement. The FCC regulations relating to WLNP enable wireless subscribers to keep their telephone numbers when switching to another carrier. As of November 24, 2003, all covered CMRS providers, including broadband PCS, cellular and certain SMR licensees, must allow customers to retain, subject to certain geographic limitations, their existing telephone number when switching from one telecommunications carrier to another. Current rules require that covered CMRS providers must provide WLNP in the 100 largest MSAs, in compliance with certain FCC performance criteria, upon request from another carrier (CMRS provider or local exchange carrier). For MSAs outside the largest 100, CMRS providers that receive a request to allow an end user to port their number must be capable of doing so within six months of receiving the request or within six months after November 24, 2003, whichever is later. As of December 31, 2003, approximately 18% of our subscriber base was located in markets within the 100 largest MSAs. The balance of our subscriber base is located in markets where WLNP will be mandated no later than May 24, 2004. The overall impact of this mandate is uncertain. We anticipate that the WLNP mandate will impose increased operating costs on all CMRS providers, including us, and may result in higher churn rates and subscriber acquisition and retention costs. If we are required by Sprint to provide WLNP prior to our competitors in markets outside the 100 largest MSAs, we may be especially vulnerable to higher churn rates.

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

         Widespread concerns over radio frequency emissions may expose us to potential litigation, discourage the use of wireless handsets or result in additional regulation imposing restrictions or increasing requirements on the location and operation of cell sites or the use or design of wireless handsets. Any resulting decrease in demand for these services or increase in the cost of complying with additional regulations could impair our ability to profitably operate our business.

         SIGNIFICANT COMPETITION IN THE WIRELESS COMMUNICATIONS SERVICES INDUSTRY MAY RESULT IN OUR COMPETITORS OFFERING NEW SERVICES OR LOWER PRICES, WHICH COULD PREVENT US FROM OPERATING PROFITABLY AND MAY CAUSE PRICES FOR OUR SERVICES TO CONTINUE TO DECLINE IN THE FUTURE.

         Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause the market prices for two-way wireless products and services to decline. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. While we try to maintain and grow our ARPU, we cannot assure you that we will be able to do so. If prices for our services continue to decline, it could adversely affect our ability to grow revenue, which would have a material adverse effect on our financial condition and our results of operations.

         Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent for our subsidiaries to sell non-Sprint approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, along with their wireless communications services. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

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

         ALTERNATIVE TECHNOLOGIES AND CURRENT UNCERTAINTIES IN THE WIRELESS MARKET MAY REDUCE DEMAND FOR PCS PRODUCTS AND SERVICES.

         The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. We rely on Sprint for research and development efforts with respect to Sprint PCS products and services and with respect to the technology used on our portion of the PCS network of Sprint. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

         If Sprint is unable to keep pace with these technological changes or changes in the wireless communications market, the technology used on our network or our business strategy may become obsolete. In addition, other carriers are in the process of completing, or have completed, upgrades to 1xRTT, or other 3G technologies. 3G technology provides high-speed, always-on Internet connectivity and high-quality video and audio. As of December 31, 2003, we have upgraded our network to CDMA 1xRTT, and are offering PCS Vision services, in markets representing approximately 96% of the covered population in our territory.

         We also face competition from paging, dispatch and conventional mobile radio operations, enhanced specialized mobile radio, called ESMR, and mobile satellite service. In addition, future FCC regulation or Congressional legislation may create additional spectrum allocations that would have the effect of adding new entrants (and thus additional competitors) into the mobile telecommunications market.

         REGULATION BY GOVERNMENT OR POTENTIAL LITIGATION RELATING TO THE USE OF WIRELESS PHONES WHILE DRIVING COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations. A number of U.S. states and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation and new restrictions or government regulations that restrict or prohibit wireless phone use could have a material adverse effect on our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We do not engage in commodity futures trading activities and do not enter into derivative financial instrument transactions for trading or other speculative purposes. We also do not engage in transactions in foreign currencies that could expose us to market risk.

         We were subject to some interest rate risk on our senior secured credit facility, which was permanently repaid and terminated in January 2004 with proceeds from an offering of senior notes. To the extent that we incur any floating rate financing in the future, we would be exposed to interest rate risk on such indebtedness.

         GENERAL HEDGING POLICIES - We entered into interest rate swap and collar agreements to manage our exposure to interest rate changes on our variable rate senior secured credit facility. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

         INTEREST RATE RISK MANAGEMENT - Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt. We have utilized interest rate swaps and collars to adjust our risk profile relative to our floating rate senior secured credit facility.

         The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes, capital leases and the credit facility financing based on our projected level of long-term indebtedness. This table reflects information as of December 31, 2003 relating to our long-term indebtedness at that date. As previously discussed, we completed an offering of $250 million of 8 1/2% senior notes due 2012 in January 2004. The proceeds from this offering were used to permanently repay and terminate our senior secured credit facility and for general corporate purposes. As this transaction occurred subsequent to December 31, 2003, the table below does not indicate the repayment of the credit facility in 2004 nor does it include the projected balances of the 8 1/2% senior notes that were issued in 2004.

                                                                     YEARS ENDING DECEMBER 31,
                                        ------------------------------------------------------------------------------------
                                             2004        2005            2006             2007         2008      THEREAFTER
                                        ------------ ------------      --------         --------      -------   ------------
                                                                      (DOLLARS IN MILLIONS)
   Fixed Rate Instruments............
     12 7/8% senior discount notes (3)  $        6   $       6    $          6   $            6   $        6   $        --
       Fixed interest rate...........       12.875%     12.875%         12.875%          12.875%      12.875%       12.875%
       Principal payments............           --          --              --               --           --             6
     12% senior discount notes (3)...   $      218   $     233    $        233   $          233   $      233   $        --
       Fixed interest rate...........       12.000%     12.000%         12.000%          12.000%      12.000%       12.000%
       Principal payments............           --          --              --               --           --           233
     12 1/2% senior notes............           12          12              12               12           12            --
       Fixed interest rate...........       12.500%     12.500%         12.500%          12.500%      12.500%       12.500%
       Principal payments............           --          --              --               --           --            12
     13 5/8% senior notes............            2           2               2                2            2            --
       Fixed interest rate...........       13.625%     13.625%         13.625%          13.625%      13.625%       13.625%
       Principal payments............           --          --              --               --           --             2
     11% senior notes................          251         251             251              251          251            --
       Fixed interest rate...........       11.000%     11.000%         11.000%          11.000%      11.000%       11.000%
       Principal payments............           --          --              --               --           --           251
   Capital leases....................
     Total minimum lease payments (1)   $    1.208   $   1.038    $      0.888   $        0.744   $    0.599   $        --
     Average Interest Rate...........       12.000%     12.000%         12.000%          12.000%      12.000%       12.000%
     Annual lease payments...........        0.596       0.170           0.150            0.144        0.145         0.599
   Variable Rate Instruments:
     Senior Secured Credit Facility(2)  $      178   $     133    $         83   $           18   $       --   $        --
     Average Interest Rate (4).......        7.250%      7.250%          7.250%           7.250%       7.250%        7.250%
       Principal payments............           22          45              50               65           18            --

(1) These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2) The amount represents the estimated year-end balances under the credit facility based on a projection of the funds borrowed under the facility pursuant to our current plan of network build-out. The entire credit facility was permanently repaid and terminated in January 2004 with the proceeds from a senior notes offering as discussed previously.

(3) Interest will accrete on the 12 7/8% senior discount notes through February 2005 and on the 12% senior discount notes through July 31, 2005 at which time the notes will begin to require cash payments of interest.

(4) The interest rate on the senior secured credit facility advances equaled, at our option, either (i) the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which is 4.00% for LIBOR borrowings and 3.00% for base rate borrowings as of December 31, 2003. The applicable interest margins were subject to reductions under a pricing grid based on ratios of our total debt to our earnings before interest, taxes, depreciation and amortization (as defined in the agreement governing the senior secured credit facility). The interest rate margins would have increased by an additional 200 basis points in the event we failed to pay principal, interest or other amounts as they became due and payable under the senior secured credit facility.

      Our primary market risk exposure relates to:

      o  the interest rate risk on long-term and short-term borrowings;

      o our ability to refinance our senior discount notes at maturity at market rates; and

         o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

         The 12 7/8% senior discount notes have a carrying value of $5.6 million and a fair value which approximates $5.1 million. The 12% senior discount notes have a carrying value of $194.0 million and a fair value which approximates $210.0 million. The 12 1/2% senior notes have a carrying value of $11.6 million and a fair value which approximates $11.8 million. The 13 5/8% senior notes have a carrying value of $2.5 million and a fair value which approximates $2.4 million. The 11% senior notes have a carrying value of $250.8 million and a fair value which approximates $272.1 million.

         As a condition to the senior secured credit facility, we were required to maintain one or more interest rate protection agreements in an amount equal to a portion of the total debt under the credit facility. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

         At December 31, 2003, we had entered into the following interest rate swaps (dollars in thousands):

         INSTRUMENT                     NOTIONAL       TERM          FAIR VALUE
         ----------                     --------       ----          ----------

         4.9475% Interest rate swap     $21,690        3 years       $     (413)
         4.9350% Interest rate swap     $28,340        3 years             (443)
                                                                     ----------
                                                                     $     (856)
                                                                     ==========

         These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the December 31, 2003 consolidated balance sheet with changes in fair value (net of tax) shown as a component of other comprehensive income. The swaps were terminated in January 2004 upon the termination of the senior secured credit facility.

         We also entered into an interest rate collar (dollars in thousands) with the following terms:

        NOTIONAL   MATURITY   CAP STRIKE PRICE   FLOOR STRIKE PRICE   FAIR VALUE

        $28,340    5/15/04          7.00%               4.12%           $ (419)

         This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the December 31, 2003 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense. The collar was terminated in January 2004 upon the termination of the senior secured credit facility.

         In addition to the swaps and collar discussed above, we purchased an interest rate cap in February 2002 with a notional amount of $5,000 and a strike price of 7.00%. This cap does not receive hedge accounting treatment and the fair value reflected in the consolidated balance sheet at December 31, 2003 is zero. This cap was terminated in January 2004 upon the termination of the senior secured credit facility.

         These fair value estimates are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See "Financial Statements," commencing on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

         We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided annually to us.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES (DOLLARS IN THOUSANDS)

      Fees billed to the Company by PricewaterhouseCoopers LLP ("PWC") for the years ended December 31, 2003 and 2002 were as follows:

      AUDIT FEES - The aggregate fees billed for the audit of the Company's consolidated financial statements for the years ended December 31, 2003 and 2002 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and for other attest services primarily related to financial accounting consultations, comfort letters and consents related to SEC and other registration statements were $1,074 and $697, respectively.

      AUDIT-RELATED FEES - The aggregate fees billed for audit-related services for the years ended December 31, 2003 and 2002 were $191 and $170, respectively. These fees primarily relate to audits of employee benefit plans and accounting consultation for contemplated transactions.

      TAX FEES - The aggregate fees billed for tax services for the years ended December 31, 2003 and 2002 were $278 and $504, respectively. These fees relate to tax compliance, tax advice and tax planning.

      ALL OTHER FEES - The aggregate fees for services not included above for the years ended December 31, 2003 and 2002 were $80 and $315, respectively. The fees in both years relate to services to improve business and operational processes.

      The Audit Committee considered the non-audit services provided by PWC and determined that the provision of such services was compatible with maintaining PWC's independence. The Audit Committee also adopted a policy prohibiting the Company from hiring PWC personnel at the manager or partner level who have been directly involved in performing auditing procedures or providing accounting advice to the Company.

      The Company's Audit Committee is responsible for appointing the Company's independent auditor and approving the terms of the independent auditor's services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

      The services performed by the independent auditor are pre-approved in accordance with the pre-approval policy and procedures adopted by the Audit Committee. This policy describes the permitted audit, audit-related, tax and other services that the independent auditor may perform. The policy requires that prior to the beginning of each year, a description of the services anticipated to be performed by the independent auditor be presented to the Audit Committee for approval.

      Services provided by the independent auditor during the ensuing fiscal year were pre-approved in accordance with the policies and procedures of the Audit Committee.

      Any requests for audit, audit-related, tax and other services not contemplated in the description of the services at the beginning of the year must be submitted to the Audit Committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee. The Chairman will update the full Audit Committee at the next regularly scheduled meeting for any interim approvals granted.

      On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date as compared to the original description of the services anticipated to be performed and the forecast of remaining services and fees for the year. The policy contains a de minimis provision that operates to provide retroactive approval for permissible non-audit services under certain circumstances.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this annual report on Form 10-K:

         1.    Financial Statements

               Report of Independent Auditors, Consolidated Balance Sheets as of December 31, 2003 and 2002, Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001, Consolidated Statements of Stockholder's Equity for the years ended December 31, 2003, 2002 and 2001, Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

               Notes to Consolidated Financial Statements

         2.    Financial Statement Schedule

               Report of Independent Auditors on Financial Statement Schedule

               Consolidated Valuation and Qualifying Accounts

         3.    See the Exhibit Index following the signature pages hereto

         (b) During the fourth quarter of 2003, Alamosa (Delaware), Inc. filed the following Current Reports on Form 8-K:

               Current Report on Form 8-K filed on October 16, 2003 (Items 5 and
                    7) to report an amendment to the terms of an offer to exchange debt securities
               Current Report on Form 8-K filed on October 30, 2003 (Items 5 and
                    7) to report an extension of the expiration date for an offer to exchange debt securities
               Current Report on Form 8-K filed on November 6, 2003 (Items 5 and
                    7) to report an extension of the expiration date for an offer to exchange debt securities
               Current Report on Form 8-K filed on November 10, 2003 (Items 5 and 7) to report an extension of the expiration date for an offer to exchange debt securities
               Current Report on Form 8-K filed on November 10, 2003 (Items 5 and 7) to report an extension of the expiration date for an offer to exchange debt securities
               Current Report on Form 8-K filed on November 12, 2003 (Items 5 and 7) to report the expiration of an offer to exchange debt securities

         (c)   See the Exhibit Index following the signature pages hereto.

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


                                 Date:  March 15, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                   NAME                                                 TITLE                            DATE
             ----------------                                        -----------                     --------------
           /s/ David E. Sharbutt                 Chairman of the Board of Directors and              March 15, 2004
------------------------------------------------ Chief Executive Officer
               David E. Sharbutt                 (Principal Executive Officer)

           /s/ Kendall W. Cowan                  Chief Financial Officer and Director                March 15, 2004
------------------------------------------------ (Principal Financial and Accounting Officer)
               Kendall W. Cowan

                                                 Director                                            March 15, 2004
------------------------------------------------
               Ray M. Clapp, Jr.

              /s/ Scotty Hart                    Director                                            March 15, 2004
------------------------------------------------
                  Scotty Hart

                                                 Director                                            March 15, 2004
------------------------------------------------
               Allen T. McInnes

         /s/ Schuyler B. Marshall                Director                                            March 15, 2004
------------------------------------------------
             Schuyler B. Marshall

                                                 Director                                            March 15, 2004
------------------------------------------------
                 John F. Otto

         /s/ Thomas F. Riley, Jr.                Director                                            March 15, 2004
------------------------------------------------
             Thomas F. Riley, Jr.

         /s/  Michael V. Roberts                 Director                                            March 15, 2004
------------------------------------------------
              Michael V. Roberts

           /s/ Steven C. Roberts                 Director                                            March 15, 2004
------------------------------------------------
               Steven C. Roberts

            /s/ Jimmy R. White                   Director                                            March 15, 2004
------------------------------------------------
                Jimmy R. White

EXHIBIT INDEX


         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

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

         3.3 Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         3.4 Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.1 Specimen Common Stock Certificate, filed as Exhibit 1.3 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         4.2 Form of Indenture for 12 7/8% Senior Discount Notes due 2010, by and among Alamosa PCS Holdings, Inc., the Subsidiary Guarantors party thereto and Norwest Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-93499) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         4.3 Form of Global Note relating to the 12 7/8% Senior Discount Notes due 2010, filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-93499) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         4.4 Indenture for 12 1/2% Senior Notes due 2011, dated as of January 31, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as
                         Exhibit 4.4 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.5 Form of Global Note relating to the 12 1/2% Senior Notes due 2011, filed as Exhibit 4.5 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         4.6 First Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of January 31, 2001, among Alamosa Finance, LLC, Alamosa Limited, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.), as trustee, filed as Exhibit 4.6 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.7 First Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as
                         Exhibit 4.7 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.8 Second Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.), as trustee, filed as
                         Exhibit 4.8 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.9 Registration Rights Agreement, relating to 12 1/2% Senior Notes due 2011, dated as of January 24, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereo, Salomon Smith Barney Inc., TD Securities (USA) Inc., Credit Suisse First Boston Corporation, First Union Securities, Inc., Lehman Brothers Inc., and Scotia Capital (USA) Inc., filed as Exhibit 4.9 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         4.10 Rights Agreement, dated as of February 14, 2001, by and between Alamosa Holdings, Inc. and Mellon Investors Services LLC, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock attached as Exhibit 1 thereto and the form of Rights Certificate attached as Exhibit 2 thereto, filed as Exhibit 1.4 to the Registration Statement on Form 8-A, dated February 14, 2001 (Registration No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         4.11 Third Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         4.12 Second Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.11 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         4.13 Indenture for 13 5/8% Senior Notes due 2011, dated August 15, 2001, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto, and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.12 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         4.14 Form of Global Note relating to the 13 5/8% Senior Notes due 2011, filed as Exhibit 4.13 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         4.15 Registration Rights Agreement, dated August 7, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto, Salomon Smith Barney Inc., TD Securities (USA) Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., relating to the 13?% Senior Notes due 2011, filed as
                         Exhibit 4.14 to the Registration Statement on Form S-4, dated August 28, 2001 (Registration No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         4.16 Indenture for 11% Senior Notes due 2010, dated as of November 10, 2003, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.17 Global Note relating to the 11% Senior Notes due 2010, filed as Exhibit 4.3 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         4.18 Indenture for 12% Senior Discount Notes due 2009, dated as of November 10, 2003, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as
                         Exhibit 4.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.19 Global Note relating to the 12% Senior Discount Notes due 2009, filed as Exhibit 4.4 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.20 Fourth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.5 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.21 Fifth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.6 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.22 Third Supplemental Indenture for 12 1/2% Senior Notes due 2011, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.7 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.23 Fourth Supplemental Indenture for 12 1/2% Senior Discount Notes due 2011, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.8 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.24 First Supplemental Indenture for 13 5/8% Senior Notes due 2011, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.9 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         4.25 Second Supplemental Indenture for 13 5/8% Senior Discount Notes due 2011, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         4.26 Indenture for 8 1/2% Senior Notes due 2012, dated as of January 20, 2004, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.26 to Form 10-K of Alamosa Holdings, Inc. for the year period ended December 31, 2003 which exhibit is incorporated herein by reference.

         4.27 Form of Global Note relating to the 8 1/2% Senior Notes due 2012, filed as Exhibit 4.27 to Form 10-K of Alamosa Holdings, Inc. for the year period ended December 31, 2003 which exhibit is incorporated herein by reference.

         4.28 Registration Rights Agreement, dated as of January 20, 2004, by and among Alamosa (Delaware), Inc., the Guarantors listed on the signature pages thereto, UBS Securities LLC, Bear, Stearns & Co. Inc. and Lehman Brothers Inc., relating to the 8 1/2% Senior Notes due 2012, filed as Exhibit 4.28 to Form 10-K of Alamosa Holdings, Inc. for the year period ended December 31, 2003 which exhibit is incorporated herein by reference.

         10.1 CDMA 1900 SprintCom Additional Affiliate Agreement dated as of December 21, 1998, by and between Alamosa PCS, LLC and Northern Telecom, Inc., filed as Exhibit
                         10.1 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.2 Amendment No. 1 to DMS-MTX Cellular Supply Agreement dated as of January 12, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit
                         10.2 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.3 Amendment No. 2 to DMS-MTX Cellular Supply Agreement, dated as of March 1, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.4 Amendment No. 3 to DMS-MTX Cellular Supply Agreement, dated as of August 11, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit
                         10.4 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 23, 1999 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.5 Sprint PCS Management Agreement (Wisconsin), as amended by Addendum I, dated as of December 6, 1999 by and between Sprint Spectrum, L.P., WirelessCo, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit
                         10.10 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         10.6 Sprint PCS Services Agreement (Wisconsin,) dated as of December 6, 1999, by and between Sprint Spectrum, L.P. and Alamosa Wisconsin Limited Partnership, filed as
                         Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.7 Sprint Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.8 Sprint Spectrum Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Spectrum, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.13 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.9 Engineering Service Contract, System Design and Construction Inspection, dated as of July 27, 1998, as amended, by and between Alamosa PCS, LLC and Hicks & Ragland Engineering Co., Inc., filed as Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 23, 1999 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.10 Master Site Development and Lease Agreement, as amended, dated as of August 1998, by and between Alamosa PCS, LLC and Specialty Capital Services, Inc., filed as Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-1, dated December 23, 1999 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.11+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and David E. Sharbutt, filed as Exhibit 10.11 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

         10.12+ Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and Kendall W. Cowan, filed as Exhibit 10.12 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         10.13 Sprint PCS Management Agreement, as amended by Addendum I, dated as of December 23, 1999, by and between Sprint Spectrum, L.P., WirelessCo, L.P., Cox Communications PCS, L.P., Cox CPS License, LLC, SprintCom, Inc. and Alamosa PCS, LLC, filed as Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.14 Sprint PCS Services Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.15 Sprint Trademark and Service Mark License Agreement, dated as of December 23, 1999, by and between Sprint Communications Company, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.16 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (Registration No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

         10.17 Amendment No. 4 to DMS-MTX Cellular Supply Agreement by and between Alamosa PCS, LLC and Nortel Networks Inc. (successor in interest to Northern Telecom Inc.) effective as of February 8, 2000, filed as Exhibit
                         10.20 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.) for the year ended December 31, 1999, which exhibit is incorporated herein by reference.

         10.18 Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications, LP and Alamosa Wisconsin Limited Partnership and SBA Towers, Inc., filed as Exhibit
                         10.23 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.) for the year ended December 31, 1999, which exhibit is incorporated herein by reference.

         10.19+ Amended and Restated Employment Agreement dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and Loyd I. Rinehart, filed as Exhibit 10.19 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         10.20 Addendum II to Sprint PCS Management Agreement (Wisconsin), dated as of February 3, 2000 and effective as of February 8, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.27 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.21 Addendum III to Sprint PCS Management Agreement (Wisconsin), dated as of April 25, 2000 and effective as of March 15, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.28 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.22 Addendum IV to Sprint PCS Management Agreement (Wisconsin), dated as of June 23, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.29 to Form 10-K of Alamosa Holdings, Inc., for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.23 Addendum V to Sprint PCS Management Agreement (Wisconsin), dated as of February 14, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.30 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.24 Addendum II to Sprint PCS Management Agreement, dated as of February 3, 2000 and effective as of February 8, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP (successor in interest to Alamosa PCS, LLC), filed as Exhibit 10.31 to Form 10-K of Alamosa Holdings, Inc., for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.25 Addendum III to Sprint PCS Management Agreement, dated as of April 25, 2000 and effective as of March 15, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP (successor in interest to Alamosa PCS, LLC), filed as Exhibit 10.32 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.26 Addendum IV to Sprint PCS Management Agreement, dated as of June 23, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Sprint Communications Company, L.P., and Texas Telecommunications, LP, filed as Exhibit 10.33 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         10.27 Addendum V to Sprint PCS Management Agreement, dated as of January 8, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP, filed as Exhibit 10.34 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.28 Addendum VI to Sprint PCS Management Agreement, dated as of February 14, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications, LP, filed as Exhibit
                         10.35 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.29 Sprint PCS Management Agreement, dated as of June 8, 1998, as amended by Addenda I - VIII between Sprint Spectrum L.P., SprintCom, Inc. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.36 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.30 Sprint PCS Services Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.37 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.31 Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Communications Company, L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.38 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.32 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.39 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.33 Sprint PCS Management Agreement, dated as of January 25, 1999, as amended by Addenda I - III, between Sprint Spectrum L.P., WirelessCo, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.40 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.34 Sprint PCS Services Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.41 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         10.35 Sprint Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.36 Sprint Spectrum Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000, which exhibit is incorporated herein by reference.

         10.37 Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between Alamosa Holdings, Inc. and Anthony Sabatino, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

         10.38+ Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 4.2 to the Registration Statement on Form S-8, dated January 10, 2003 (Registration No. 333-102460) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.

         10.39+ Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.61 to the Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended June 30, 2002, which exhibit is incorporated herein by reference.

         10.40 Addendum VI to Sprint PCS Management Agreement (Wisconsin), dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.45 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.41 Addendum VII to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications LP, filed as Exhibit
                         10.46 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.42 Addendum IX to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Roberts Wireless Communications, filed as
                         Exhibit 10.47 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         10.43 Addendum IV to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, filed as
                         Exhibit 10.48 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.44 Sprint PCS Amended and Restated Management Agreement, dated March 30, 2001, as amended by Addendum IV, by and between Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company, L.P., and Southwest PCS, L.P., filed as Exhibit 10.49 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.45 Sprint PCS Services Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.50 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.46 Sprint Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit
                         10.51 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.47 Sprint Spectrum Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.52 to the Registration Statement on Form S-4, dated May 9, 2001 (Registration No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

         10.48+ Amended and Restated Employment Agreement dated as of October 1, 2002 by and between Alamosa holdings, Inc. and Margaret Z. Couch, filed as Exhibit 10.60 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

         10.49+ Employment Agreement dated as of December 1, 2002 by and between Alamosa Holdings, Inc. and Steven Richardson, filed as Exhibit 10.62 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2002, which exhibit is incorporated herein by reference.

         10.50 Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit
                         10.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ende September 30, 2003, which exhibit is incorporated herein by reference.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         10.51 Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.3 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         10.52 Addendum V to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.4 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         10.53 Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as
                         Exhibit 10.5 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         10.54 Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.6 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         10.55 Settlement Agreement and Mutual Release, dated as of September 12, 2003, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P., WirelessCo, L.P., Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Missouri, LLC, Southwest PCS, L.P., Washington Oregon Wireless LLC, Alamosa Wisconsin Limited Partnership and Texas Telecommunications LP, Filed as Exhibit 10.7 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         10.56+ Amendment to the Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as Exhibit
                         10.8 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003, which exhibit is incorporated herein by reference.

         21.1            Omitted pursuant to Instruction I(2)(b) of Form 10-K

         31.1* Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         EXHIBIT
         NUMBER          EXHIBIT TITLE
         -------         -------------

         32.1* Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+  Exhibit is a management contract or compensatory plan.
*  Exhibit is filed herewith.

                            ALAMOSA (DELAWARE), INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors.....................................................................    F-2

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002..........................    F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.........    F-4

Consolidated  Statements  of  Stockholder's  Equity for the period from December 31, 2000 to December
31, 2003...........................................................................................    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.........    F-6

Notes to Consolidated Financial Statements.........................................................    F-7

Report of Independent Auditors on Financial Statement Schedule.....................................    F-47

Consolidated Valuation and Qualifying Accounts.....................................................    F-48

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder of Alamosa (Delaware), Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Alamosa (Delaware), Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for goodwill and other intangible assets as a result of adopting SFAS No. 142 as of January 1, 2002. See also Note 2 regarding liquidity and capital resources.

PricewaterhouseCoopers LLP

Dallas, Texas
March 9, 2004

                            ALAMOSA (DELAWARE), INC.

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                           DECEMBER 31,
                                                                              ----------------------------------------
                                                                                    2003                  2002
                                                                              ------------------    ------------------
  ASSETS

  Current assets:
     Cash and cash equivalents                                                $          98,242     $          60,525
     Restricted cash                                                                          1                34,725
     Customer accounts receivable, net                                                   28,034                27,926
     Receivable from Sprint                                                              18,465                32,576
     Interest receivable                                                                     --                   973
     Receivable from parent                                                                   1                    --
     Inventory                                                                            7,309                 7,410
     Prepaid expenses and other assets                                                    9,763                 7,239
     Deferred customer acquisition costs                                                  8,060                 7,312
     Deferred tax asset                                                                   4,572                 5,988
                                                                              ------------------    ------------------

       Total current assets                                                             174,447               184,674

     Property and equipment, net                                                        434,840               458,946
     Debt issuance costs, net                                                            14,366                33,351
     Intangible assets, net                                                             448,354               488,421
     Other noncurrent assets                                                              6,393                 7,802
                                                                              ------------------    ------------------

       Total assets                                                           $       1,078,400     $       1,173,194
                                                                              ==================    ==================

  LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
     Accounts payable                                                         $          31,010     $          27,203
     Accrued expenses                                                                    37,325                34,903
     Payable to Sprint                                                                   24,290                26,903
     Interest payable                                                                     5,353                22,242
     Deferred revenue                                                                    22,742                18,901
     Current installments of capital leases                                                 481                 1,064
                                                                              ------------------    ------------------

       Total current liabilities                                                        121,201               131,216
                                                                              ------------------    ------------------

  Long term liabilities:
     Capital lease obligations                                                              812                 1,355
     Other noncurrent liabilities                                                         8,693                10,641
     Deferred tax liability                                                              15,379                27,694
     Senior secured debt                                                                200,000               200,000
     Senior notes                                                                       464,424               668,862
                                                                              ------------------    ------------------

       Total long term liabilities                                                      689,308               908,552
                                                                              ------------------    ------------------

       Total liabilities                                                                810,509             1,039,768
                                                                              ------------------    ------------------

  Commitments and contingencies (see Note 19)                                                --                    --

  Stockholder's equity:
     Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued              --                    --
     Common stock, $.01 par value; 9,000 shares authorized;
       100 and 100 shares issued and outstanding, respectively                               --                    --
     Additional paid-in capital                                                       1,015,991               799,403
     Accumulated deficit                                                               (747,425)             (664,133)
     Unearned compensation                                                                 (145)                 (294)
     Accumulated other comprehensive loss, net of tax                                      (530)               (1,550)
                                                                              ------------------    ------------------

       Total stockholder's equity                                                       267,891               133,426
                                                                              ------------------    ------------------

       Total liabilities and stockholder's equity                             $       1,078,400     $       1,173,194
                                                                              ==================    ==================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                               2003                  2002                   2001
                                                        -------------------   -------------------    -------------------
Revenues:
   Subscriber revenues                                  $         452,396     $         391,927      $          231,145
   Roaming revenues                                               150,772               139,843                  99,213
                                                        -------------------   -------------------    -------------------

     Service revenues                                             603,168               531,770                 330,358
   Product sales                                                   27,882                23,922                  26,781
                                                        -------------------   -------------------    -------------------

     Total revenue                                                631,050               555,692                 357,139
                                                        -------------------   -------------------    -------------------

Costs and expenses:
   Cost of service and operation (excluding
      non-cash compensation of $14, $4, and $0 for
      2003, 2002, and 2001, respectively)                         317,215               343,468                 237,843
   Cost of products sold                                           59,651                50,974                  53,911
   Selling and marketing (excluding non-cash
      compensation of $14, $4, and $0 for 2003,
      2002, and 2001, respectively)                               112,626               119,059                 110,052
   General and administrative expenses (excluding
      non-cash compensation of $121, $21, and
      ($916) for 2003, 2002, and 2001,                             15,814                14,656                  13,853
      respectively)

   Depreciation and amortization                                  110,495               105,121                  94,722
   Impairment of goodwill                                              --               291,635                      --
   Impairment of property and equipment                             2,243                 1,194                      --
   Non-cash compensation                                              149                    29                    (916)
                                                        -------------------   -------------------    -------------------

     Total costs and expenses                                     618,193               926,136                 509,465
                                                        -------------------   -------------------    -------------------

     Income (loss) from operations                                 12,857              (370,444)               (152,326)
   Loss on debt extinguishment                                         --                    --                  (5,472)
   Debt exchange expenses                                          (8,694)                   --                      --
   Interest and other income                                          929                 3,459                  11,664
   Interest expense                                               (99,914)             (102,863)                (81,730)
                                                        -------------------   -------------------    -------------------

   Loss before income tax benefit                                 (94,822)             (469,848)               (227,864)

Income tax benefit                                                 11,530                67,086                  80,441
                                                        -------------------   -------------------    -------------------

   Net loss                                             $         (83,292)    $        (402,762)     $         (147,423)
                                                        ===================   ===================    ===================



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  (Dollars in thousands, except share amounts )
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO DECEMBER 31, 2003

                                                     PREFERRED STOCK           COMMON STOCK
                                COMPREHENSIVE   ------------------------  -----------------------     ADDITIONAL    ACCUMULATED
                                INCOME (LOSS)      SHARES      AMOUNT       SHARES       AMOUNT    PAID-IN CAPITAL    DEFICIT
                                -------------   ------------------------  ----------  -----------  ---------------  -----------
Balance December 31, 2000                              --   $      --           100    $      --     $    246,458    $(113,948)
Net loss                         $ (147,423)                                                                          (147,423)
Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $540                     (936)
                                -----------
Total comprehensive loss        $  (148,359)
                                ===========

Capital infusion from parent                                                                              555,863
Forfeiture of variable
   stock-based awards
Unearned compensation related
   to forfeiture of variable
   stock-based awards                                                                                      (2,028)
                                               ----------  ----------     ---------    --------      ------------    ---------

Balance December 31, 2001                              --          --           100          --           800,293     (261,371)
Net loss                        $  (402,762)                                                                          (402,762)
Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $376                     (614)
                                -----------
     Total comprehensive loss   $  (403,376)
                                ===========

Capital distribution to parent                                                                             (1,213)
Unearned compensation                                                                                         323
Amortization of unearned
   Compensation
                                               ----------  ----------     ---------   ---------       -----------   ----------

Balance December 31, 2002                              --          --           100          --           799,403     (664,133)
Net loss                        $   (83,292)                                                                           (83,292)
Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   expense of $631                    1,020
                                -----------
     Total comprehensive loss   $   (82,272)
                                ===========

Capital infusion from parent                                                                              221,115
Capital distribution to parent                                                                             (4,527)
Amortization of unearned
   compensation
                                              ----------   ----------     ---------   ---------       -----------   ----------

Balance December 31, 2003                             --   $       --           100   $      --       $ 1,015,991   $ (747,425)
                                              ==========   ==========     =========   =========       ===========   ==========


                                                 ACCUMULATED OTHER
                                    UNEARNED       COMPREHENSIVE
                                  COMPENSATION         LOSS             TOTAL
                                  ------------  -----------------      -------
Balance December 31, 2000          $  (1,112)     $         --       $ 131,398
Net loss                                                              (147,423)
Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $540                                        (936)           (936)

Total comprehensive loss


Capital infusion from parent                                           555,863
Forfeiture of variable
   stock-based awards                   (916)                             (916)
Unearned compensation related
   to forfeiture of variable
   stock-based awards                  2,028                                --
                                   ---------      ------------      ----------

Balance December 31, 2001                 --              (936)        537,986
Net loss                                                              (402,762)
Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   benefit of $376                                        (614)           (614)

     Total comprehensive loss


Capital distribution to parent                                          (1,213)
Unearned compensation                   (323)                               --
Amortization of unearned
   Compensation                           29                                29
                                   ---------     --------------    -----------

Balance December 31, 2002               (294)           (1,550)        133,426
Net loss                                                               (83,292)
Net change in fair value of
   derivative instruments
   qualifying as cash flow
   hedges, net of tax
   expense of $631                                       1,020           1,020

     Total comprehensive loss


Capital infusion from parent                                           221,115
Capital distribution to parent                                          (4,527)
Amortization of unearned
   compensation                          149                               149
                                   ---------       -----------     -----------

Balance December 31, 2003          $    (145)      $      (530)    $   267,891
                                   =========       ===========     ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                          2003                2002                2001
                                                    ----------------    ---------------     -------------
Cash flows from operating activities:
Net loss                                            $      (83,292)    $     (402,762)     $    (147,423)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Non-cash compensation                                       149                 29               (916)
   Non-cash interest expense (benefit) on
     derivative instruments                                   (693)               464                656
   Non-cash accretion of asset retirement
     obligation                                                565                 --                 --
   Provision for bad debts                                  13,451             40,285             17,490
   Depreciation and amortization of property and
     equipment                                              70,428             64,702             45,963
   Amortization of goodwill and intangibles                 40,067             40,419             48,759
   Amortization of financing costs included in
     interest expense                                        4,270              4,259              3,274
   Amortization of discounted interest                         329                395                165
   Loss on debt extinguishment                                  --                 --              5,472
   Deferred tax benefit                                    (11,530)           (67,086)           (80,441)
   Interest accreted on discount notes                      33,496             31,655             27,927
   Impairment of property and equipment                      2,243              1,194                 --
   Impairment of goodwill                                       --            291,635                 --
   Debt exchange expense                                     8,694                 --                 --
   (Increase) decrease in, net of effects from
     acquisitions:
     Receivables                                             1,524            (45,236)           (47,895)
     Inventory                                                 101             (2,608)             1,275
     Prepaid expenses and other assets                      (1,864)            (6,440)            (6,655)
   Increase in, net of effects from acquisitions:
     Accounts payable and accrued expenses                 (22,234)            23,105             18,594
                                                    --------------     --------------      -------------
     Net cash provided by (used in) operating
       activities                                           55,704            (25,990)          (113,755)
                                                    --------------     --------------      -------------

Cash flows from investing activities:
   Proceeds from sale of assets                              2,645                451                 --
   Purchases of property and equipment                     (38,625)           (89,476)          (143,731)
   Repayment of notes receivable                                --                 --             11,860
   Acquisition related costs                                    --                 --            (37,617)
   Net change in short term investments                         --              1,300                300
   Change in restricted cash                                34,724             59,968            (94,693)
   Other                                                        --                 99                102
                                                    --------------     --------------      -------------

     Net cash used in investing activities                  (1,256)           (27,658)          (263,779)
                                                    --------------     --------------      -------------

Cash flows from financing activities:
   Capital contributions (distributions)                    (4,527)            (1,213)             9,665
   Proceeds from issuance of senior notes                       --                 --            384,046
   Borrowings under senior secured debt                         --             12,838            253,000
   Repayments of borrowings under senior secured
     debt                                                       --                 --           (289,421)
   Debt issuance costs capitalized                          (2,329)            (1,351)           (16,503)
   Debt exchange expenses                                   (8,694)                --                 --
   Payments on capital leases                               (1,077)              (773)              (349)
   Payment of fractional notes in debt exchange               (104)                --                 --
                                                    --------------     --------------      -------------
     Net cash provided by (used in) financing
       activities                                          (16,731)             9,501            340,438
                                                   ---------------     --------------      -------------

Net increase (decrease) in cash and cash
  equivalents                                               37,717            (44,147)           (37,096)
Cash and cash equivalents at beginning of period            60,525            104,672            141,768
                                                    --------------     --------------      -------------
Cash and cash equivalents at end of period          $       98,242     $       60,525      $     104,672
                                                    ==============     ==============      =============

Supplemental disclosure - cash paid for interest    $       79,401     $       70,890      $      27,804
                                                    ==============     ==============      =============

Supplemental disclosure of non-cash investing and
  financing activities:
   Capitalized lease obligations incurred           $           73     $          613      $       1,242
   Change in accounts payable for purchase of
      property and equipment                                11,387            (20,450)             1,844
   Asset retirement obligations capitalized                  1,248                 --                 --
   Capital infusion in connection with debt
     exchange                                              239,944                 --                 --
   Liabilities assumed in connection with debt
      issuance costs                                            --                 --             15,954
   Capital infusion in connection with
     acquisitions                                               --                 --            546,175
   Obligations assumed in connection with
     acquisitions                                               --                 --            253,686


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


1.       ORGANIZATION AND BUSINESS OPERATIONS

         Alamosa (Delaware), Inc. is a direct wholly owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings was formed in July 2000. Alamosa holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS, LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly owned by Alamosa (Delaware). Alamosa (Delaware) and its subsidiaries are collectively referred to in these consolidated financial statements as the "Company," "we," "us" or "our."

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

2.       LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of common stock. The proceeds from these transactions have been used to fund the build-out of the Company's portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

         While the Company has incurred substantial net losses since inception and negative cash flows from operating activities through 2002, the Company generated approximately $56 million of cash flows from operating activities for the year ended December 31, 2003. In November 2003, the Company completed a debt exchange, as described in Note 11, that provided for approximately $238 million of principal debt reduction.

         As of December 31, 2003, the Company had $98,242 in cash and cash equivalents and additional availability of $25,000 under its undrawn revolving credit facility, subject to restrictions on drawing upon that facility. In January 2004, the Company completed an offering of $250 million in senior notes the proceeds from which were used to permanently repay and terminate its senior secured credit facility including the undrawn revolving portion discussed above. The Company received net proceeds from the January 2004 senior notes offering, after the repayment of the senior secured credit facility and transaction costs, of approximately $42 million which will be used for general corporate purposes.

         The Company believes that its cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

         The Company's future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         churn and cost per gross addition. Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital, which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

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

         RESTRICTED CASH - Restricted cash of $34,725 at December 31, 2002 was held in escrow to secure payment on certain of the Company's debt obligations. The escrow requirements were fulfilled during 2003 and the remaining $1 in the consolidated balance sheet at December 31, 2003 will be used in connection with the first semi-annual interest payment on senior notes in 2004.

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

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         Interest is capitalized in connection with the construction of the wireless network. The capitalized interest is recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life. No interest costs were capitalized during 2003. During 2002, approximately $265 in interest costs were capitalized. During 2001, approximately $1,752 in interest costs were capitalized. The remaining unamortized balance of capitalized interest was approximately $1,807 as of December 31, 2003.

         Microwave relocation includes costs and the related obligation incurred to relocate incumbent microwave frequencies in the Company's service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets. The amortization of microwave relocation costs was approximately $275, $287 and $231 for the years ended December 31, 2003, 2002 and 2001, respectively.

         SOFTWARE COSTS - In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 2003, 2002 and 2001, the Company capitalized approximately $16, $838 and $1,228, respectively, in software costs under SOP 98-1, which are being amortized over a five-year life. The Company amortized computer software costs of approximately $749, $720 and $533 during 2003, 2002 and 2001, respectively.

         ADVERTISING COSTS - Advertising costs are expensed as incurred. Advertising expenses totaled approximately $21,669, $26,574 and $25,857 during 2003, 2002 and 2001, respectively.

         INCOME TAXES. - The Company presents income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years. See Note 13.

         REVENUE RECOGNITION - The Company recognizes revenue as services are performed. Sprint handles the Company's billings and collections and retains 8% of billed service revenues from the Company's subscribers and from non-Sprint wireless subscribers who roam onto the Company's portion of the PCS network of Sprint. The amount retained by Sprint is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint wireless customers who are not based in the Company's territories are not subject to the 8% charge.

         Prior to July 1, 2003, the Company deferred all customer activation fee revenue and an equal amount of customer acquisition related expenses. These deferred amounts were amortized over a three or one-year period depending on the credit class of the respective customer, which approximates the average life of that customer.

         Effective July 1, 2003, the Company adopted the accounting provisions of Emerging Issues Task Force ("EITF") Abstract No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Beginning July 1, 2003, the Company began to allocate amounts charged to customers at the point of activation between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that are directly controlled by the Company. The amounts charged at the point of activation typically consist of the activation fee and the retail price of the equipment sold. This allocation resulted in approximately $1,642 in activation fees being allocated to the sale of handsets and other equipment for the year ended December 31, 2003.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         For the years ended December 31, 2003, 2002 and 2001, the Company deferred $8,300, $11,846 and $11,544, respectively, of activation fee revenue and customer acquisition related expense. Amortization of deferred activation fee revenue and customer acquisition related expense was $8,970, $7,920 and $2,315 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, $5,605 of the remaining deferral was classified as long-term.

         Sprint and other PCS Affiliates of Sprint, pay the Company a roaming fee for each minute that a Sprint wireless subscriber based outside of the Company's territories roams on the Company's portion of the PCS network of Sprint. Revenue from these services is recognized as the services are performed. Similarly, the Company pays roaming fees to Sprint and other PCS Affiliates of Sprint, when the Company's subscribers roam on the PCS network of Sprint outside of the Company's territories. These costs are recorded as a cost of service when incurred.

         Product revenues, consisting of proceeds from sales of handsets and accessories, are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint's handset return policy that allows customers to return handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to customers at little additional cost. However, when handsets are returned to Sprint for refurbishing, the Company will receive a credit from Sprint, which will be less than the amount the Company originally paid for the handset. The cost of products sold includes the total cost of accessories and handsets sold through the Company's retail stores (including sales to local indirect retailers). The cost of handsets generally exceeds the retail sales price because the Company subsidizes the price of handsets for competitive reasons. For handsets sold through national indirect retailers (such as Radio Shack, Best Buy, etc.) and other channels controlled by Sprint, the Company reimburses Sprint for the subsidy incurred on such handsets activated within the Company's territory and this cost is reflected in selling and marketing expenses.

         GOODWILL AND INTANGIBLE ASSETS - Goodwill and other intangible assets were recorded in connection with the acquisitions discussed in Note 4. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset is being amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years.

         The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued. As discussed in Note 8, in connection with the first annual impairment testing of goodwill as of July 31, 2002 the Company recorded an impairment charge of $291,635 which represented the entire carrying value of goodwill at the time and the Company has no recorded goodwill at December 31, 2003.

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

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         STOCK BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The Company has implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." See Note 17.

         For fixed stock options granted under these plans, the exercise price of the option equals or exceeds the market value of Alamosa Holdings common stock on the date of grant. Accordingly, the Company does not record compensation expense for any of the fixed stock options granted. For performance-based options, compensation expense was recognized over the expected vesting period of the options and was adjusted for changes in the number of options expected to vest and the market value of Alamosa Holdings common stock. Compensation expense (credit) for the performance-based options amounted to $0 in 2003, $0 in 2002, and $(916) in 2001.

         The following table illustrates the effects on net loss had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans:

                                                            YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                   2003               2002             2001
                                            ------------------ ---------------------------------
         Net loss - as reported             $       (83,292)   $      (402,762) $      (147,423)
           Add: stock-based employee
            compensation included in
            reported Net loss, net of
            related tax                                  --                 --             (916)
           Deduct: stock-based employee
            compensation expense
            determined under fair value
            method, net of related tax
            effects                                  (8,067)            (5,832)          (5,639)
                                            ----------------   ---------------- ----------------
         Net loss - pro forma               $       (91,359)   $      (408,594) $      (153,978)
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

         The Company relies on Sprint to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint be unable to provide these services, the Company could be negatively impacted. See Note 14.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         DERIVATIVE FINANCIAL INSTRUMENTS - The Company enters into derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. Historically, the Company's use of such instruments has been limited to interest rate swaps and collars. The Company currently uses hedge accounting as prescribed in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" with respect to its interest rate swaps. As such, the fair values of these arrangements are recorded in the consolidated balance sheet with changes in fair value being reported as a component of other comprehensive income.

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

         As previously disclosed, upon adoption of SFAS No. 143, the Company had concluded that, for its leased telecommunications facilities, a liability could not be reasonably estimated due to (1) the Company's inability to reasonably assess the probability of the likelihood that a lessor would enforce the remediation requirements upon expiration of the lease term and therefore its impact on future cash outflows, (2) the Company's inability to estimate a potential range of settlement dates due to our ability to renew site leases after the initial lease expiration and (3) the Company's limited experience in abandoning cell site locations and actually incurring remediation costs.

         It is the Company's understanding that further clarification has been provided by the Securities and Exchange Commission regarding the accounting for asset retirement obligations and specifically relating to factors to consider in determining the estimated settlement dates and the probability of enforcement of the remediation obligation. Based on this information, the Company revised certain of the estimates used in its original analysis and calculated an asset retirement obligation for its leased telecommunication facilities. The Company determined that the aforementioned asset retirement obligations did not have a material impact on its consolidated results of operations, financial position or cash flows and recorded the asset retirement obligations in the third quarter of 2003.

         An initial asset retirement obligation of $1,213 was recorded and classified in other non-current liabilities and a corresponding increase in property and equipment of $1,213 were recorded in the third quarter of 2003 relating to obligations that existed upon the adoption of SFAS No. 143. The Company incurred additional asset retirement obligations during the year ended December 31, 2003 of $35 related to new leases entered into during the year. Included in costs of services and operations in the Company's statement of operations for the year ended December 31, 2003 is a charge of $402 related to the cumulative accretion of the asset retirement obligations as of the adoption of SFAS No. 143 as well as an additional $163 in accretion recorded for the year ended December 31, 2003. Included in depreciation and amortization expenses in the Company's statement of operations for the year ended December 31, 2003 is a charge of $364 related to the cumulative depreciation of the related assets recorded at the time of the adoption of SFAS No. 143 as well as an additional $123 in depreciation recorded for the year ended December 31, 2003. For purposes of determining the asset retirement obligations, the Company has assigned a 100% probability of enforcement to the remediation obligations

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         and has assumed an average settlement period of 20 years.

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

         The EITF issued EITF Abstract No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" in May 2003. This Abstract addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, it addresses how consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Abstract became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 and the Company has adopted the provisions of this abstract as of July 1, 2003 as discussed previously in this note.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         The Company has elected to apply the accounting provisions of this abstract on a prospective basis beginning July 1, 2003. Prior to the adoption of the provisions of this abstract the Company had deferred all activation fee revenue as well as activation costs in a like amount and amortized these revenues and costs over the average life of the Company's subscribers. The existing deferred revenue and costs at July 1, 2003 will continue to be amortized along with that portion of activation fees generated by customers outside of distribution channels controlled by the Company. The adoption of the accounting provisions of this abstract did not have a material impact on the Company's results of operations, financial position or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for guarantees issued after December 31, 2002, while the disclosure requirements were effective for financial statements for periods ending after December 15, 2002. At December 31, 2003, the Company had not entered into any material arrangement that would be subject to the disclosure requirements of FIN 45. The Company adoption of FIN 45 did not have a material impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46" or the "Interpretation"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. For VIEs created prior to January 1, 2004, the Revised Interpretations must be applied no later than the quarter ended March 31, 2004. The Revised Interpretations must be applied to all VIEs created after January 1, 2004. Because the Company does not believe that it has affiliations with any VIEs, this standard will not have a material impact on the Company's consolidated financial statements.

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

         The merger consideration in the Roberts acquisition consisted of 13.5 million shares of the Company's common stock and approximately $4.0 million in cash. The Company also assumed the net debt of Roberts in the transaction, which amounted to approximately $57 million as of February 14, 2001.

         The merger consideration in the WOW acquisition consisted of 6.05 million shares of the Company's common stock and approximately $12.5 million in cash. The Company also assumed the net debt of WOW in the transaction, which amounted to approximately $31 million as of February 14, 2001.

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

         The Company obtained independent valuations of Roberts, WOW and Southwest to allocate the purchase price. The results of the allocations were as follows:

                                                                ROBERTS        WOW             SOUTHWEST T       TOTAL
                                                              -----------    -------         ---------------   ---------
            Consideration:
            Common stock issued                              $  291,060      $ 130,438       $    123,543     $   545,041
            Stock options granted                                 1,134             --                 --           1,134
            Cash (including merger related costs)                 8,940         15,962             12,715          37,617
                                                             ----------      ---------       ------------     -----------

              Total                                             301,134        146,400            136,258         583,792
                                                             ----------      ---------       ------------     -----------

            Allocated to:
            Current assets                                        4,545          1,969              5,923          12,437
            Property, plant and equipment                        53,506         35,732             36,722         125,960
            Intangible assets (other than goodwill)             258,300        116,400            187,000         561,700
            Liabilities acquired (including deferred taxes)    (185,452)       (85,433)          (152,955)       (423,840)
                                                             ----------      ---------       ------------     -----------

              Goodwill                                       $  170,235      $  77,732       $     59,568     $  307,535
                                                             ==========      =========       ============     ==========

         The unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2001 set forth below, presents the results of operations as if the acquisitions had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                         FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                        --------------------
                                                                 2001
                                                        --------------------
                                                             (unaudited)

          Total revenues                                $            376,061
                                                        ====================


          Loss before income tax benefit                $           (251,600)
          Income tax benefit                                          88,258
                                                        --------------------

          Net loss                                      $           (163,342)
                                                        ====================


5.       ACCOUNTS RECEIVABLE

         CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $6.0 million and $8.5 million at December 31, 2003 and 2002, respectively.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         RECEIVABLE FROM SPRINT - Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

                                                                                   DECEMBER 31,
                                                                       ------------------------------------
                                                                              2003                2002
                                                                       ----------------       -------------
         Net roaming receivable                                        $      8,589           $      5,808
         Access and interconnect revenue receivable (payable)                   (15)                  (188)
         Accrued service revenue                                              2,584                  3,345
         Customer payments due from Sprint                                       --                 21,136
         Service fee refund                                                   6,418                  2,475
         Other amounts due from Sprint                                          889                     --
                                                                       ------------           ------------
                                                                       $     18,465           $     32,576
                                                                       ============           ============

         Net roaming receivable includes net travel revenue due from Sprint related to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The travel revenue receivable is net of amounts owed to Sprint related to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint which have been collected from other PCS providers for their customers' usage of the Company's portion of the PCS network of Sprint.

         Access and interconnect revenue receivable (payable) represents net amounts due from Sprint for calls originated by a local exchange carrier ("LEC") or an interexchange carrier ("IXC") that terminate on the Company's network. Under the Company's affiliation agreements with Sprint, Sprint collects this revenue from other carriers and remits 92% of those collections to the Company. The $15 and $188 amounts owed to Sprint at December 31, 2003 and 2002, respectively, are the result of rate adjustments on previously collected amounts.

         On July 3, 2002, the Federal Communications Commission issued a ruling on a dispute between AT&T, as an IXC, and Sprint. This ruling addressed wireless carrier's ability to charge terminating access fees to the IXC for calls terminated on a wireless network indicating that such fees could be assessed; however the IXC would only be obligated to pay such fees if a contract was in place providing for the payment of access charges. As a result of this ruling, Sprint has requested that the Company refund approximately $5.6 million in amounts that had been previously paid to the Company by Sprint related to terminating access fees. The Company paid approximately $1.4 million of this amount to Sprint in November 2003 in connection with the amendments to the Sprint agreements entered into related to the debt exchange discussed in Note
         11. Although the Company has contested the refund of the remaining amount, a liability has been recorded in the consolidated financial statements as of December 31, 2003.

         Accrued service revenue receivable represents the Company's estimate of airtime usage charges that have been earned but not billed at the end of the period.

         Customer payments due from Sprint at December 31, 2002 relate to amounts that had been collected by Sprint at the end of the period which were not remitted to the Company until the subsequent period. Prior to the execution of the amendments to the Company's agreements with Sprint in November 2003 as discussed in Note 16, customer payments were processed daily by Sprint and the Company received its share of such collections on a weekly basis under the terms of the affiliation agreements.

         Included in the December 31, 2002 balance of customer payments due from Sprint was $12,209 in amounts that were received by the Company subsequent to year end related to payments that Sprint had collected from customers from April 2000 to December 2002 that had not been passed on to the Company due to the methodology that had been previously used by Sprint to allocate cash received from customers.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         Service fee refund due from Sprint at December 31, 2003 and 2002 related to a refund of fees paid to Sprint for services such as billing and customer care. Under the previous agreements with Sprint, these fees were determined at the beginning of each year based on estimated costs and were adjusted based on actual costs incurred by Sprint in providing the respective services. This process changed effective December 1, 2003 under the new agreements with Sprint as discussed in
         Note 14.

         Other amounts due from Sprint at December 31, 2003 related to amounts owed to the Company for the Company's portion of enhanced 911 charges billed to customers and the Company's portion of certain revenue from resellers of Sprint PCS products and services.

6.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                         DECEMBER 31,
                                               -------------------------------
                                                    2003               2002
                                               -------------       -----------
         Land and buildings                    $      12,131       $    12,086
         Network equipment                           572,058           535,672
         Vehicles                                      1,835             1,756
         Furniture and office equipment               18,118            18,062
                                               -------------       -----------

                                                     604,142           567,576
         Accumulated depreciation                   (187,032)         (122,060)
                                               -------------       -----------

              Subtotal                               417,110           445,516
                                               -------------       -----------

         Microwave relocation costs                    5,713             5,773
         Accumulated amortization                     (1,074)             (792)
                                               -------------       -----------

              Subtotal                                 4,639             4,981
                                               -------------       -----------

         Construction in progress:
            Network equipment                         11,338             7,673
            Leasehold improvements                     1,753               776
                                               -------------       -----------

              Subtotal                                13,091             8,449
                                               -------------       -----------

              Total                            $     434,840       $   458,946
                                               =============       ===========

         During the year ended December 31, 2003 and 2002, the Company recorded $2,243 and $1,194, respectively, in impairments of property and equipment. Impairments in 2003 were primarily related to the abandonment of certain network equipment that had become technologically obsolete. Impairments in 2002 were primarily related to the abandonment of a switching facility.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


7.       DEBT ISSUANCE COSTS

         The Company defers direct costs associated with the issuance of long term debt as well as the execution of amendments to loan agreements. These costs are charged to interest expense over the life of the related debt using the effective interest method. The following table summarizes the activity with respect to debt issuance costs for the years ended December 31, 2003, 2002 and 2001.

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          2003               2002              2001
                                                      ----------         ----------        -----------
         Balance January 1                            $   33,351         $   36,654        $   13,108
         Costs deferred                                    2,329              1,351            32,457
         Amount charged to interest expense               (4,599)            (4,654)           (3,439)
         Costs charged in debt extinguishments           (17,949)                --            (5,472)
         Troubled debt restructuring                       1,234                 --                --
                                                      ----------         ----------        ----------

         Balance December 31                          $   14,366         $   33,351        $   36,654
                                                      ==========         ==========        ==========

         The costs charged in debt extinguishments in 2003 relate to the portion of deferred loan costs attributable to notes that were tendered in connection with the November 2003 debt exchange discussed in Note 11. This amount was considered in determining the net excess of fair value given to noteholders over the carrying value of debt exchanged (including deferred loan costs) which represents the $1,234 identified as troubled debt restructuring in the above table.

         The costs charged in debt extinguishments in 2001 relate to net deferred loan costs associated with a previous credit facility that were charged to expense upon the early termination of that facility in 2001.

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

         The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (iv) remove the forty year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued. A purchase price allocation adjustment of $1,718 was recorded in the first quarter of 2002 which reduced goodwill by that amount.

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

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         goodwill. The Company will perform this assessment annually and the first such assessment was done as of July 31, 2002.

         The annual assessment as of July 31, 2002 was performed with the assistance of a nationally recognized appraisal firm. In performing the evaluation, the appraisal firm used information from various sources including, but not limited to, current stock price, transactions involving similar companies, the business plan prepared by management and current and past operating results of the Company. The appraisal firm used a combination of the guideline transaction approach, the discounted cash flow approach and the public price approach to determine the fair value of the Company which had been determined to be the single reporting unit. The guideline transaction approach used a sample of recent wireless service provider transactions to determine an average price per POP and price per customer. The discounted cash flow approach used the projected discounted future cash flows and residual values of the Company to determine the indicated value of invested capital. The public price approach was based on the market price for Alamosa Holdings publicly traded equity securities along with an estimated premium for control. This was combined with the carrying value of the Company's debt securities to arrive at the indicated value of invested capital. The results of this valuation indicated that the fair value of the reporting unit was less than the carrying amount.

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

         The impairment of goodwill discussed above was deemed to be a "triggering event" requiring impairment testing of the Company's other long-lived assets, including intangibles, under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. No additional impairment was recorded as a result of this test.

         The trends in the wireless telecommunications industry that drove the Company's decision to launch an exchange offer for its publicly traded debt in 2003 as discussed in Note 11 were deemed to be a "triggering event" again requiring impairment testing of the Company's other long-lived assets, including intangibles. No impairment was recorded as a result of this test.

         Goodwill and intangible assets consist of:

                                                           DECEMBER 31, 2003         DECEMBER 31, 2002
                                                           -----------------         -----------------
         Goodwill                                              $       --                $       --
                                                               ==========                ==========

         Intangible assets:
            Sprint affiliation and other agreements            $  532,200                $  532,200
            Accumulated amortization                              (85,692)                  (55,458)
                                                               ----------                ----------

              Subtotal                                            446,508                   476,742
                                                               ----------                ----------

            Subscriber base acquired                               29,500                    29,500
            Accumulated amortization                              (27,654)                  (17,821)
                                                               ----------                ----------

              Subtotal                                              1,846                    11,679
                                                               ----------                ----------

            Intangible assets, net                             $  448,354                $  488,421
                                                               ==========                ==========

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         Amortization expense related to intangible assets was $40,067, $40,419 and $32,860 for the years ended December 31, 2003, 2002 and 2001, respectively.

         Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

              YEAR ENDED DECEMBER 31,
              -----------------------
                       2004                $   32,079
                       2005                    30,234
                       2006                    30,234
                       2007                    30,234
                       2008                    30,234
                    Thereafter                295,339
                                           ----------

                                            $ 448,354
                                           ==========

         The following tables present net loss as if the provisions of SFAS No. 142 had been adopted January 1, 2001:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                          2003               2002              2001
                                                      ----------         ----------        -----------

         Reported net loss                            $  (83,292)        $ (402,762)       $ (147,423)
         Add back: goodwill amortization                      --                 --            15,899
                                                      ----------         ----------        ----------
         Adjusted net loss                            $  (83,292)        $ (402,762)       $ (131,524)
                                                      ==========         ==========        ==========


9.       LEASES

         OPERATING LEASES - The Company has various operating leases, primarily related to rentals of tower sites and offices. These leases range from 5 to 10 years in length and generally provide for annual rent escalation based on pre-determined amounts or percentages. The estimated increases in rent are being recognized over the term of the leases using the straight-line method. Rental expense was $33,358, $33,520 and $26,548 for 2003, 2002 and 2001, respectively. At December 31, 2003, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:

                  YEARS:
                  2004                           $   30,952
                  2005                               31,103
                  2006                               31,835
                  2007                               32,426
                  2008                               32,396
                  Thereafter                         63,868
                                                 ----------

                  Total                          $  222,580
                                                 ==========

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         CAPITAL LEASES - Capital leases consist of leases for rental of retail space and switch usage. The net present value of the leases was $1,293 and $2,419 at December 31, 2003 and 2002, respectively, and was included in property and equipment. Accumulated amortization recorded under these leases was $812 and $570 at December 31, 2003 and 2002, respectively. At December 31, 2003 the future payments under capital lease obligations, less imputed interest, are as follows:

              YEARS:
                  2004                                                          $          596
                  2005                                                                     170
                  2006                                                                     150
                  2007                                                                     144
                  2008                                                                     145
                  Thereafter                                                               599
                                                                                --------------

              Total minimum lease payments                                               1,804
              Less: imputed interest                                                      (511)
                                                                                ---------------

              Present value of minimum lease payments                                    1,293
              Less: current installments                                                  (481)
                                                                                --------------

              Long-term capital lease obligations at December 31, 2003          $          812
                                                                                ==============

         ASSET RETIREMENT OBLIGATIONS - For the Company's leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The obligations associated with the Company's operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements. Upon the adoption of SFAS No. 143 on January 1, 2003, the accretion of asset retirement obligations through December 31, 2002 was recorded in the amount of $402. Additionally, the accumulated depreciation of the related assets of $364 was recorded at that time.

         The following table illustrates the activity with respect to asset retirement obligations for the year ended December 31, 2003:

                                                                                               FOR THE YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                                      2003
                                                                                              --------------------

                  Balance January 1                                                             $               --
                  Initial liability recorded upon adoption of SFAS No. 143                                   1,213
                  Accumulated accretion recorded upon adoption of SFAS No. 143                                 402
                  Initial obligation recorded during the year                                                   35
                  Obligations settled during the year                                                           --
                  Accretion of obligation during the year                                                      163
                  Impact of revision in estimates                                                               --
                                                                                                ------------------

                  Balance December 31                                                           $            1,813
                                                                                                ==================

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


10.      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       2003           2002
                                                    ---------      ---------

SENIOR NOTES:
12 7/8% Senior Discount Notes, net of discount      $   5,556      $ 268,862
12% Senior Discount Notes, net of discount            193,995             --
12 1/2% Senior Notes                                   11,600        250,000
13 5/8% Senior Notes                                    2,475        150,000
11% Senior Notes                                      250,798             --
                                                    ---------      ---------
Total Senior Notes                                    464,424        668,862

SENIOR SECURED CREDIT FACILITY                        200,000        200,000
                                                    ---------      ---------

TOTAL DEBT                                            664,424        868,862
Less current maturities                                    --             --
                                                    ---------      ---------
LONG TERM DEBT, EXCLUDING CURRENT MATURITIES        $ 664,424      $ 868,862
                                                    =========      =========

         SENIOR NOTES
         ------------

         12 7/8% SENIOR DISCOUNT NOTES - The 12 7/8% Senior Discount Notes were issued in December 1999, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes will accrete to their $6,389 face amount by February 8, 2005, after which, interest will be paid in cash semiannually.

         12% SENIOR DISCOUNT NOTES - The 12% Senior Discount Notes were issued in November 2003 in connection with the debt exchange discussed in Note
         11. The 12% Senior Discount Notes mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes will accrete to their $233 million face amount by July 31, 2005, after which, interest will be paid in cash semiannually.

         12 1/2% SENIOR NOTES - The 12 1/2% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12 1/2%, payable semiannually on February 1 and August 1.

         Approximately $59.0 million of the proceeds of the 12 1/2% Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. As of December 31, 2003, all of the escrowed proceeds had been used in connection with payment of cash interest.

         13 5/8% SENIOR NOTES -The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. As of December 31, 2003, all of the escrowed proceeds had been used in connection with payment of cash interest.

         11% SENIOR NOTES - The 11% Senior Notes were issued in November 2003 in connection with the debt exchange discussed in Note 11. The 11% Senior Notes mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         Significant terms of the senior notes include:

         o RANKING - The senior unsecured obligations of Alamosa (Delaware) are equal in right of payment to all future senior debt of Alamosa (Delaware) and senior in right of payment to all future subordinated debt of Alamosa (Delaware).

         o GUARANTEES - The senior unsecured obligations will rank equally with all existing and future senior debt and senior to all existing and future subordinated debt. The obligations are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Alamosa (Delaware) with the exception of Alamosa Delaware Operations, LLC, a wholly owned subsidiary of Alamosa (Delaware). Additionally, the 12 7/8% Senior Discount Notes, the 12 1/2% Senior Notes and the 13 5/8% Senior Notes are also guaranteed by Alamosa Holdings. The financial statements of Alamosa Holdings, Inc. and financial information related to its guarantor subsidiaries are included in Alamosa Holdings' Form 10-K.

         o OPTIONAL REDEMPTION - The Company may use net proceeds of an equity offering by Alamosa Holdings to redeem up to 35% of the accreted value of the senior notes through the dates and at the redemption prices below.

                                                  OPTION THROUGH        REDEMPTION PRICE
                                                 ----------------       ----------------
             12% Senior Discount Notes             July 31, 2006             112.000%
             12 1/2% Senior Notes                January 31, 2004            112.500%
             13 5/8% Senior Notes                 August 15, 2004            113.625%
             11% Senior Notes                      July 31, 2007             111.000%


              Additionally, the senior unsecured obligations contain call options as follows:

                                                                 REDEMPTION PRICE
                            ---------------------------------------------------------------------------------------------
                             12 7/8% SENIOR     12% SENIOR       12 1/2% SENIOR      13 5/8% SENIOR
                             DISCOUNT NOTES   DISCOUNT NOTES         NOTES               NOTES         11% SENIOR NOTES
                            ---------------- ---------------- --------------------- ---------------- --------------------
                               YEAR ENDING      YEAR ENDING    YEAR ENDING JANUARY     YEAR ENDING     YEAR ENDING JULY
                               FEBRUARY 15,       JULY 31,              31,             AUGUST 15,             31,
                            ---------------- ---------------- --------------------- ---------------- --------------------
            2006                106.438%          106.000%             N/A                  N/A               N/A
            2007                104.292%          103.000%           106.250%            106.813%           105.500%
            2008                102.146%          101.500%           104.167%            104.542%           102.750%
            2009                100.000%          100.000%           102.083%            102.271%           101.375%
            Thereafter          100.000%          100.000%           100.000%            100.000%           100.000%

         o CHANGE OF CONTROL - Upon a change of control as defined by the respective offerings, the Company will be required to make an offer to purchase the notes at a price equal to 101% of the accreted value for the 12 7/8% Senior Discount Notes and 12% Senior Discount Notes and 101% of the face amount for the 12 1/2% Senior Notes, 13 5/8% Senior Notes and 11% Senior Notes.

         o RESTRICTIVE COVENANTS - The indentures governing the 12% senior discount notes and the 11% senior notes contain covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the indentures, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business. The indentures contain cross-default provisions relative to other material indebtedness. The indentures governing the 12 7/8% senior discount notes, the 12 1/2% senior notes and the 11 5/8% senior notes, contain no covenant protection with the exception of the restriction on asset sales.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         o SECURITY AGREEMENT - Concurrently with the closing of the 12 1/2% Senior Notes, Alamosa (Delaware) deposited $59.0 million with the collateral agent, to secure on a pro rata basis the payment obligations of Alamosa (Delaware) under the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. The amount deposited in the security account, together with the proceeds from the investment thereof, will be sufficient to pay when due the first four interest payments on the 12 1/2% Senior Notes. Funds will be released from the security account to make interest payments on the 12 1/2% Senior Notes or the 12 7/8% Senior Discount Notes as they become due, so long as there does not exist an event of default with respect to the 12 1/2% Senior Notes or the 12 7/8% Senior Discount Notes. Approximately $39.1 million of the proceeds of the 13 5/8% Notes Offering were similarly used to establish a security account to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12 1/2% Senior Notes and the 12 7/8% Senior Discount Notes. As of December 31, 2003, all of these escrowed funds had been used for interest payments.

         SENIOR SECURED OBLIGATIONS
         --------------------------

         SENIOR SECURED CREDIT FACILITY - On February 14, 2001, the Company, Alamosa Holdings and Alamosa Holdings, LLC, as borrower, entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent, and collateral agent, Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent, and a syndicate of banking and financial institutions. On March 30, 2001, the Senior Secured Credit Facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. The Senior Secured Credit Facility was again amended in August 2001 to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million.

         On September 26, 2002, the Company further amended the Senior Secured Credit Facility, to among other things, modify certain financial and statistical covenants. Under the Senior Secured Credit Facility, interest will accrue, at Alamosa Holdings, LLC's option: (i) at the London Interbank Offered Rate adjusted for any statutory reserves ("LIBOR"), or (ii) the base rate which is generally the higher of the administrative agent's base rate, the federal funds effective rate plus 0.50% or the administrative agent's base CD rate plus 0.50%, in each case plus an interest margin which was initially 4.00% for LIBOR borrowings and 3.00% for base rate borrowings. In connection with the September 26, 2002 amendment, the initial margin was increased to 4.25% for LIBOR borrowings and 3.25% for base rate borrowings. The applicable interest margins are subject to reductions under a pricing grid based on ratios of Alamosa Holdings, LLC's total debt to its earnings before interest, taxes, depreciation and amortization ("EBITDA"). The interest rate margins will increase by an additional 200 basis points in the event Alamosa Holdings, LLC fails to pay principal, interest or other amounts as they become due and payable under the Senior Secured Credit Facility. At December 31, 2003 the interest margin was 4.00% for LIBOR borrowings and 3.00% for base rate borrowings.

         The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2003 was 4.69%. Alamosa Holdings, LLC is also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The commitment fee accrues at a rate per annum equal to (i) 1.50% on each day when the utilization (determined by dividing the total amount of loans plus outstanding letters of credit under the Senior Secured Credit Facility by the total commitment amount under the Senior Secured Credit Facility) of the Senior Secured Credit Facility is less than or equal to 33.33%, (ii) 1.25% on each day when utilization is greater than 33.33% but less than or equal to 66.66% and (iii) 1.00% on each day when utilization is greater than 66.66%. The Company has entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility as discussed in Note 20.

         Alamosa Holdings, LLC is also required to pay a separate annual administration fee and a fee on the aggregate face amount of outstanding letters of credit, if any, under the revolving credit facility.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         As of December 31, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. Any amount outstanding at the end of the 12-month period will amortize quarterly beginning May 14, 2004. The September 26, 2002 amendment placed restrictions on the ability to draw the $25 million revolving portion. The first $10 million can be drawn if cash balances fall below $15 million and the Company substantiates through tangible evidence the need for such advances. The remaining $15 million is available only at such time as the leverage ratio is less than or equal to 5.5 to 1. No advances have been drawn on the revolving portion of the Senior Secured Credit Facility. The revolving portion of the Senior Secured Credit Facility will begin reducing quarterly in amounts to be agreed beginning May 14, 2004.

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

         All obligations of Alamosa Holdings, LLC under the Senior Secured Credit Facility are unconditionally guaranteed on a senior basis by the Company, Alamosa Holdings and, subject to certain exceptions, by each current and future direct and indirect subsidiary of Alamosa (Delaware), including Alamosa PCS, Inc., Roberts, WOW and Southwest.

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

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


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

         Pursuant to the Senior Secured Credit Facility, the Company is required to maintain a minimum cash balance of $10 million, and future draws are conditioned, among other things, on the Company maintaining a ratio of senior debt to net property and equipment that does not exceed 1 to 1. The Company is also subject to covenants with respect to the ratio of EBITDA to total cash interest expense. Alamosa (Delaware) is also subject to the following financial and statistical covenants:

         o    ratio of senior debt to EBITDA;

         o    ratio of total debt to EBITDA;

         o ratio of EBITDA to total fixed charges (the sum of debt service, capital expenditures and taxes); and

         o    ratio of EBITDA to pro forma debt service.

         Unless waived by the Senior Secured Credit Facility lenders, the failure of the Company, Alamosa Holdings, LLC and their subsidiaries to satisfy or comply with any of the financial or other covenants, or the occurrence of an event of default under the Senior Secured Credit Facility, will entitle the lenders to declare the outstanding borrowings under the Senior Secured Credit Facility immediately due and payable and exercise all or any of their other rights and remedies. Any such acceleration or other exercise of rights and remedies would likely have a material adverse effect on the Company, Alamosa Holdings, Alamosa Holdings, LLC and their subsidiaries.

         CONSENT AND AGREEMENT FOR THE BENEFIT OF THE HOLDERS OF THE SENIOR SECURED CREDIT FACILITY

         Sprint entered into a consent and agreement with Citicorp, that modifies Sprint's rights and remedies under the Company's affiliation agreements with Sprint, for the benefit of Citicorp and the holders of the Senior Secured Credit Facility and any refinancing thereof. The consent and agreement with Citicorp generally provides, among other things, Sprint's consent to the pledge of substantially all of the Company's assets, including the Company's rights in its affiliation agreements with Sprint, and that the Company's affiliation agreements with Sprint generally may not be terminated by Sprint until the Senior Secured Credit Facility is satisfied in full pursuant to the terms of the consents and agreement.

         Subject to the requirements of applicable law, so long as the Senior Secured Credit Facility remains outstanding, Sprint has the right to purchase the Company's operating assets or the partnership interests, membership interests or other equity interests of its operating subsidiaries, upon Sprint's receipt of notice of an acceleration of the Senior Secured Credit Facility, under certain terms.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         If Sprint does not purchase the Company's operating assets or the partnership interests, membership interests or other equity interests of the Company's operating subsidiaries after an acceleration of the obligations under the Senior Secured Credit Facility, then the administrative agent may sell the operating assets or the partnership interests, membership interests or other equity interests of the Company's operating subsidiaries.

         DEBT ISSUANCE SUBSEQUENT TO YEAR END
         ------------------------------------

         In January 2004, Alamosa (Delaware) completed an offering of $250 million aggregate principal amount of senior notes. The notes mature January 31, 2012 and carry a coupon rate of 8 1/2% payable semiannually on January 31 and July 31 beginning July 31, 2004. The proceeds of this offering were used to permanently repay the outstanding borrowings under the term portion of the Senior Secured Credit Facility and to terminate the facility, including the undrawn revolving credit facility. The remaining proceeds of $42.1 million, after offering costs, will be used for general corporate purposes.

         Due to the fact that the Senior Secured Credit Facility was refinanced on a long-term basis subsequent to year end, the entire balance outstanding at December 31, 2003 has been classified as long term in the consolidated balance sheet. Additionally, with the termination of the Senior Secured Credit Facility, the Company has no principal payments due in the next five years.

11.      DEBT EXCHANGE

         In an effort to proactively manage its capital structure and align it with recent operating trends in the wireless telecommunications industry, the Company launched an offer to exchange its publicly traded debt on September 12, 2003. The offer, as amended on October 15, 2003 (as so amended, the "Exchange Offer"), sought to exchange all of the Company's existing 12 7/8% Senior Discount Notes, 12 1/2% Senior Notes and 13 5/8% Senior Notes for a combination of new notes and convertible Alamosa Holdings preferred stock. The Exchange Offer was successful and closed on November 10, 2003.

         Holders of the 12 7/8% Senior Discount Notes due 2010 (the "Discount Notes") who tendered their Discount Notes received, for each $1 accreted amount of the Discount Notes tendered, as of the expiration of the Exchange Offer, (1) $0.65 in original issue amount of new 12% Senior Discount Notes due 2009 (the "New Discount Notes") and (2) one share of Series B Convertible Preferred Stock of Alamosa Holdings with a liquidation preference of $250 per share (the "Preferred Stock").

         Holders of the 12 1/2% Senior Notes due 2011 and the 13 5/8% Senior Notes due 2010 (collectively, the "Old Cash Pay Notes" and, together with the Discount Notes, the "Old Notes") who tendered their Old Cash Pay Notes received, for each $1 principal amount of the Old Cash Pay Notes tendered, (1) $0.65 in principal amount of new 11% Senior Notes due 2010 (the "New Cash Pay Notes" and together with the New Discount Notes, the "New Notes") and (2) one share of Preferred Stock.

         Fractional shares of Preferred Stock were not issued under the Exchange Offer and New Notes were issued only in denominations that are integral multiples of $1. With respect to any holder of Old Notes who would otherwise have received a fractional share of Preferred Stock or New Notes in an amount that was not an integral multiple of $1, the Company substituted a cash payment equal to the liquidation preference allocable to the fractional share of Preferred Stock or the amount by which the amount of New Notes was reduced. The total of these fractional payments was $104.

         Upon the expiration and closing of the exchange Offer on November 10, 2003, the Company had received tenders from existing noteholders amounting to $343.6 million or 98 percent of the Discount Notes, $238.4 million or 95 percent of the 12 1/2% Senior Notes and $147.5 million or 98 percent of the 13 5/8% Senior Notes. The consummation of the Exchange Offer was accounted for under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In accordance with the provisions of SFAS No. 15, the New Notes and Preferred Stock were recorded at fair value. The excess of the fair value of the New Notes and Preferred Stock over the carrying value of the existing debt tendered by noteholders of

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         $1,234 has been recorded in debt issuance costs and will be amortized to interest expense over the life of the New Notes due to the fact that the total cash flows associated with the New Notes exceeds the carrying value of the Old Notes. The net excess fair value of consideration of $1,234 discussed herein is comprised of debt issuance costs related to the notes that were tendered in the amount of $17,949 reduced by deferred future cash interest payments on the New Notes in the amount of $16,715. The net amount is included in debt issuance costs in the consolidated balance sheet and will be amortized as an adjustment to interest expense related to the New Notes over the life of the New Notes using the effective interest method.

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

12.      STOCKHOLDER'S EQUITY

         The Company is authorized to issue 1,000 shares of preferred stock, $0.01 par value, of which no shares have been issued. The Company is authorized to issue 9,000 shares of common stock, $0.01 par value of which 100 shares are issued and outstanding at December 31, 2003. All outstanding common stock of the Company is held by Alamosa Holdings.

13.      INCOME TAXES

         The Company is included in the consolidated tax return of Alamosa Holdings.

         Income tax expense (benefit) is comprised of the following:

                                                                        YEAR ENDED DECEMBER  31,
                                                                 ------------------------------------
                                                                     2003         2002        2001
                                                                 -----------  -----------   ---------
              Current:
                 U.S. Federal                                    $      --    $      --    $      --
                 Foreign                                                --           --           --
                 State                                                  --           --           --
                                                                 ---------    ---------    ---------

                   Total current expense                                --           --           --
                                                                 ---------    ---------    ---------

              Deferred:
                 U.S. Federal                                      (10,967)     (58,938)     (70,808)
                 Foreign                                                --           --           --
                 State                                                (563)      (8,148)      (9,633)
                                                                 ---------    ---------    ---------

                   Total deferred expense (benefit)                (11,530)     (67,086)     (80,441)
                                                                 ---------    ---------    ---------

                 Total income taxes expense (benefit)            $ (11,530)   $ (67,086)   $ (80,441)
                                                                 =========    =========    =========

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                           DECEMBER  31,
                                                                    --------------------------
                                                                       2003            2002
                                                                    ----------      ----------
               Deferred tax assets:
                  Net operating loss carryforwards                  $  182,710      $  170,791
                  Original issue discount                               40,928          30,045
                  Non-cash compensation                                  1,770           1,728
                  Start-up expenses                                        153             472
                  Deferred rent                                          1,628           1,898
                  Bad debt allowance                                     2,340           3,468
                  Capitalized loan costs                                 1,670           2,593
                  Cancellation of indebtedness                           6,201              --
                  Other comprehensive income                               275             916
                  Other                                                  1,570           1,295
                                                                    ----------      ----------

                    Gross deferred tax assets                          239,245         213,206

               Deferred Tax liabilities:
                  Intangible assets                                    166,339         185,600
                  Depreciation                                          57,395          45,802
                  Other                                                  3,049           3,510
                                                                    ----------      ----------

               Net deferred tax assets (liabilities)                    12,462         (21,706)
               Valuation allowance                                     (23,269)             --
                                                                    -----------     ----------

               Deferred tax balance                                 $  (10,807)     $  (21,706)
                                                                    ==========      ==========

         The net deferred tax asset was fully reserved as of December 31, 2000 because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001 discussed in Note 4, a significant deferred tax liability was recorded. The reversal of the timing differences which gave rise to the deferred tax liability will allow the Company to benefit from the deferred tax assets. As such, the valuation allowance was released in 2001 with a corresponding reduction to goodwill associated with the acquisitions. The valuation allowance increased in 2003 by $23,269 as the Company adjusted the valuation allowance to reflect deferred tax assets at the amounts expected to be realized.

         The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate due to the differences summarized below:

                                                                              YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                    2003                2002              2001
                                                            -------------------------------------------------------
         Federal tax benefit at statutory rate                        (35.00)%            (35.00)%         (35.00)%
                                                            ================    ================    =============

         Goodwill impairment                                              --%              21.70%              --%
         Other permanent differences                                    0.89                0.11             2.50
         State taxes                                                   (2.88)              (1.13)           (2.79)
         Valuation allowance                                           24.54                  --               --
         Other                                                          0.29                0.06            (0.01)
                                                            ----------------    ----------------    -------------

         Provision (benefit) for income taxes                         (12.16)%            (14.26)%         (35.30)%
                                                            ================    ================    =============

         The Company is included in the consolidated federal tax return of Alamosa Holdings. As of December 31, 2003, the Company has available federal net operating loss carryforwards totaling approximately $493 million which expire beginning in 2020. In addition, the Company has available state net operating loss carryforwards totaling approximately $16 million which expire beginning in 2005. Utilization of net operating loss carryforwards may be limited by ownership changes which could occur in the future.

14.      SPRINT AGREEMENTS

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

         In connection with the debt exchange discussed in Note 11, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee will be calculated as 5% of Sprint PCS' most recently reported cost per gross addition and is applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         In addition to the new fees, the amendments changed the methodology used for settling cash received from subscribers. Historically, actual weekly cash receipts were passed through to the Company by Sprint based on a calculation of an estimate of the portion of that cash related to the Company's activity. Under the new methodology, the Company receives its portion of billed revenue less actual written off accounts in the month subsequent to billing regardless of when Sprint collects the cash from the subscriber. The provisions of the amendments became effective on December 1, 2003 and the Company has the right to evaluate subsequent amendments to the affiliation agreements of other similarly situated PCS Affiliates of Sprint and adopt the provisions of those amendments if the Company elects to do so.

         In addition to the fees discussed above, the Company pays Sprint an affiliation fee equal to 8% of billed revenue as it is defined in the affiliate agreements.

         Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

                                                                YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                                   2003                   2002               2001
                                              ------------------------------------------------------
         Cost of service and operation        $     217,531         $     219,866         $  152,724
         Cost of products sold                       59,651                50,974             53,911
         Selling and marketing                       46,294                46,132             27,421
                                              -------------         -------------         ----------

            Total                             $     323,476         $     316,972         $  234,056
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

15.      RELATED PARTY TRANSACTIONS

         AGREEMENTS WITH TECH TELEPHONE COMPANY - The Company entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership ("TechTel") to install and provide telecommunications lines between Sprint PCS and the Company's Lubbock-based operations and between the Company's Lubbock-based operations and other markets. TechTel was a limited partnership whose general partner was an entity controlled by the CEO of the Company. The original term of the agreement is three years, but the agreement automatically renews upon expiration for additional successive 30-day terms by either party. The Company has also entered into a distribution agreement with TechTel, authorizing it to become a third party distributor of Sprint PCS products and services for the Company in Lubbock, Texas. The total amount paid for these contracts was $902, $1,157 and $1,315 during the years ended December 31, 2003, 2002 and 2001, respectively. The amounts included in accounts payable relative to these contracts were $89 and $89 at December 31, 2003 and 2002, respectively. TechTel was sold to an unrelated third party in October 2002.

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

         JOINT VENTURE DEVELOPMENT AGREEMENT - On October 30, 2000, the Company entered into a joint venture

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         development agreement with Messrs. Michael V. Roberts and Steven C. Roberts. Pursuant to the agreement, if either Mr. Michael V. Roberts or Mr. Steven C. Roberts undertakes an international telecommunications business venture and desires for the Company to be involved in that project, then before either Mr. Michael V. Roberts or Mr. Steven C. Roberts enters into a letter of intent or binding agreement of any nature with another person regarding the project, they must give the Company written notice. The Company has 60 days to notify them of its desire to participate in the project. During such 60-day period, the Company has the exclusive right with respect to the project. Promptly after the Company gives a notice of participation, the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts must form a project entity and execute an agreement setting forth the terms, covenants, conditions and provisions for the purpose, ownership, management, financing and operation of the project. Unless the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts agree to a different arrangement, the Company will have a 50% interest in each project entity and will have full managerial control of each project entity. Except as described above, neither the Company nor Messrs. Michael V. Roberts and Steven C. Roberts is obligated to bring to the other any opportunity to participate in a project or any activity, domestic or international.

         CONSULTING AGREEMENTS - On January 29, 2001, the Company entered into five-year consulting agreements with each of Messrs. Michael V. Roberts and Steven C. Roberts. The consulting agreements provide each of them with an annual compensation of $125, which is paid monthly.

         RIGHT OF FIRST NEGOTIATION AGREEMENT - On February 14, 2001, the Company entered into a right of first negotiation agreement with Roberts Tower which grants Roberts Tower a right to negotiate tower leases on a "build-to-suit" basis with the Company's present and future territory. During the term of the agreement, whenever the Company or one of its subsidiaries is required to "build-to-suit" communications towers within the present or future territories in which the Company operates, the Company must notify Roberts Tower and Roberts Tower will have the exclusive right for a period of 30 days to negotiate with the company to provide such towers. After such 30-day period, if the Company has not reached an agreement with Roberts Tower, the Company may obtain such tower sites from other third parties. The term of this agreement is five years.

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

         MASTER LEASE AGREEMENT - On February 14, 2001, Roberts and Roberts Tower entered into a master lease agreement which provides for the lease from Roberts Tower by Roberts of certain buildings, towers, tanks and/or improvements thereon for the purpose of installing, operating and maintaining communications facilities and services thereon. The initial term of the master lease agreement expires in February 2006, and Roberts has the right to extend the initial term of the lease for four additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $17 per tower per year at inception, subject to an annual adjustment of 4% per annum. Roberts subsequently assigned all of its right, title and interest in the master lease agreement to its wholly owned subsidiary, Alamosa Missouri Properties, LLC (formerly Roberts Wireless Properties, L.L.C). During the years ended December 31, 2003, 2002 and 2001, $2,785, $2,688 and
         $2,264, respectively, in rental expense was recorded under this agreement.

         In addition to the specific agreements discussed above, the Company paid $287, $346 and $361 in 2003, 2002 and 2001, respectively, to
         Roberts Tower for other items including the lease of retail space and switching facility space.

         OTHER RELATED PARTY TRANSACTIONS - On December 28, 1998, the Company entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of the Company's directors and the general manager of South Plains Advance Communications & Electronics, Inc. ("SPACE"). SPACE is a stockholder of the Company. This lease has a term of 15 years and provides for

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         monthly payments subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. During the years ended December 31, 2003, 2002 and 2001, $110 per year in rental expense was recorded in connection with this lease. No amount was payable at December 31, 2003. In addition to rental, $24, $20 and $38 was paid to Lubbock HLH, Ltd. in 2003, 2002 and 2001, respectively for taxes and other expenses related to the leased property.

16.      EMPLOYEE BENEFITS

         Effective July 1, 2000, the Company formed the Alamosa PCS Contributions Savings Plan ("Company Plan"), a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. During the years ended December 31, 2003, 2002 and 2001, the Company made contributions of $653, $1,058 and $900, respectively to the Company Plan.

         In connection with the acquisition of WOW discussed in Note 4, employees who were formerly employees of WOW continue to participate in the Washington Oregon Wireless 401(k) Savings & Investment Plan, a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. During the years ended December 31, 2002 and 2001, the Company made contributions of $36 and $41, respectively, to the WOW plan. Effective December 31, 2002 the WOW plan was merged into the Company Plan.

         Effective March 1, 2001, the Company adopted the Alamosa Holdings, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides that eligible employees may contribute up to 10% of their earnings towards the purchase of Company common stock. The employee per share purchase price is 85% of the fair market value of Company shares on (i) the offering date or (ii) the exercise date, whichever is lower. During the years ended December 31, 2003, 2002 and 2001, shares totaling 997,325, 585,191 and 40,706, respectively, were issued in connection with purchases by employees under the ESPP. As of December 31, 2003 and 2002, 1,876,778 and 174,103 shares were reserved for issuance under the ESPP.

17.      STOCK-BASED COMPENSATION

         The Company adopted an Incentive Stock Option Plan (the "Plan") effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Alamosa Holdings' common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 2003, options to purchase 4,022,880 shares of common stock were reserved for issuance under the Plan. The compensation committee of the Board of Directors administers the Plan and determines grant prices and vesting periods. Generally, the options under the Plan vest in varying increments over a three to five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of common stock at the time of the grant.

         The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretation, in accounting for its employee stock options. The Company initially recorded unearned compensation totaling $14,963 relative to the intrinsic value of options granted in 1999 and 2000. This amount was being recognized over the vesting period in accordance with FASB Interpretation No. 28 when applicable. Non-cash compensation for 2001 was a negative $916 due to the forfeiture of unvested options. No non-cash compensation was recorded in 2003 or 2002 related to options as all unvested options for which unearned compensation had been recorded were forfeited in 2001.

         The weighted-average fair value for all stock options granted in 2003 and 2001 was $1.86 and $9.01 per share, respectively. The weighted-average fair value for stock options granted during 2002 with an exercise price equal to the fair market value at the date of grant ("at the money") was $1.85 per share. The weighted-average fair value for stock options granted during 2002 with an exercise price greater than the fair market value at the date of grant ("out of the money") was $0.23 per share. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                                                           YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------
                                              2003                 2002                  2001
                                      ------------------------------------------------------------
         Dividend yield                         0%                    0%                    0%
         Expected volatility                  130%                  106%                   81%
         Risk-free rate of return             2.5%                  3.0%                  4.6%
         Expected life                     4.00 years            4.00 years            4.00 years

         The following summarizes activity under the Company's stock option plans:

                                                                                     WEIGHTED AVERAGE EXERCISE
                                                   NUMBER OF OPTIONS                       PRICE PER SHARE
                                         --------------------------------------  --------------------------------
                                                  YEAR END DECEMBER 31,                 YEAR END DECEMBER 31,
                                         --------------------------------------  --------------------------------
                                            2003          2002          2001        2003        2002        2001
                                         ----------    ----------    ----------  ---------  ------------  -------
         Options outstanding at
              beginning of the period    7,868,495      5,505,878     6,788,752  $   11.12    $   16.55    $16.87
         Granted:
              At the money               1,665,230      1,370,195       635,061       2.32         2.57     14.87
              Out of the money                  --      1,500,046            --         --         0.38        --
         Exercised                         (29,740)          (250)      (15,945)      0.27         3.90     14.95
         Canceled/forfeited               (311,551)      (507,374)   (1,901,990)     12.56        15.20     16.85
                                        ----------     ----------   -----------  ---------    ---------    ------
         Options outstanding at the
              end of the period          9,192,434      7,868,495     5,505,878 $     9.51    $   11.12    $16.55
                                        ==========     ==========   =========== ==========    =========    ======
         Options exercisable at end
              of the period              7,014,075      4,216,112     2,602,368 $    10.75    $   14.66    $16.33
                                        ==========     ==========   =========== ==========    =========    ======


         The following table summarizes information for stock options at December 31, 2003:

                                                     OUTSTANDING                                EXERCISABLE
                                   ----------------------------------------------      ----------------------------
                                                    WEIGHTED                                             WEIGHTED
                                                    AVERAGE          REMAINING                            AVERAGE
           RANGE OF EXERCISE       NUMBER OF        EXERCISE        CONTRACTUAL         NUMBER OF        EXERCISE
                PRICES              OPTIONS          PRICE             LIFE              OPTIONS           PRICE
         ----------------------   -----------    -------------     --------------      ------------    ------------
         $    0.23        0.33       294,955      $     0.30            8.8               206,985        $   0.28
              0.36        0.53     1,627,776            0.38            8.8               951,892            0.37
              0.57        0.84       708,307            0.74            9.1               243,825            0.73
              0.96        1.42       335,866            1.21            8.2               157,499            1.30
              1.53        1.53        24,000            1.53            9.5                24,000            1.53
              3.10        4.01       940,498            3.58            9.7               908,573            3.58
              4.99        6.46       458,446            5.03            8.3               345,040            5.01
              8.00       10.75        90,787            9.90            7.0                84,107            9.85
             12.31       18.44     4,559,799           16.60            5.5             3,986,254           16.63
             18.79       26.25       133,000           22.45            6.6                94,500           22.33
             28.50       28.50        19,000           28.50            6.3                11,400           28.50
         ---------    --------    ----------      ----------       -----------         ----------        --------

         $    0.23       28.50     9,192,434      $     9.51            7.2             7,014,075        $  10.75
         ---------    --------    ==========      ==========       ===========         ==========        ========



18.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

         The carrying amount of the Senior Secured Credit Facility approximates fair value at December 31, 2003 because the interest rate changes with market interest rates.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         Selected information related to the Company's senior notes is a follows:

                                                       DECEMBER 31,
                                             --------------------------------
                                                   2003              2002
                                             --------------    --------------

         Book value                          $      464,424    $      668,862
         Fair value                                 501,413           187,500
                                             --------------    --------------

         Net unrecognized gain (loss)        $      (36,989)   $      481,362
                                             ===============   ==============

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

         In order to manage interest costs and exposure to changing interest rates, the Company enters into interest rate hedges to hedge exposure to variable interest rates on a portion of the Senior Secured Credit Facility. At December 31, 2003, the Company had entered into the following interest rate swaps.

                                                                                          FAIR VALUE
                      INSTRUMENT                  NOTIONAL            TERM              AT DECEMBER 31,
                      ----------                  --------          --------       ------------------------
                                                                                      2003          2002
                                                                                   -----------   ----------
              4.9475% Interest rate swap          $21,690           3 years        $   (413)     $   (1,121)
              4.9350% Interest rate swap          $28,340           3 years            (443)         (1,385)
                                                                                   --------      ----------

                                                                                   $   (856)     $   (2,506)
                                                                                   ========      ==========

         These swaps are designated as cash flow hedges such that the fair value is recorded as a liability in the consolidated balance sheets with changes in fair value (net of tax) shown as a component of other comprehensive income. The swaps were terminated in January 2004 upon the termination of the Senior Secured Credit Facility as discussed in
         Note 10.

         The Company also maintains an interest rate collar with the following terms:

                                                                                              FAIR VALUE
                                                                                            AT DECEMBER 31,
                                                                                      --------------------------
           NOTIONAL      MATURITY      CAP STRIKE PRICE    FLOOR STRIKE PRICE           2003             2002
           --------      --------      ----------------    ------------------         --------        ----------
           $28,340      5/15/2004                  7.00%                 4.12%        $ (419)         $  (1,112)

         This collar does not receive hedge accounting treatment such that the fair value is reflected as a liability in the consolidated balance sheets and the decrease in fair value of $693 has been reflected as a decrease to interest expense for the year ended December 31, 2003. The increase in fair value of $456 has been reflected as an increase to interest expense for the year ended December 31, 2002. The collar was terminated in January 2004 upon the termination of the Senior Secured Credit Facility as discussed in Note 10.

         Approximately $2,680, $2,188 and $1,286 in settlements under the above hedging instruments are included in interest expense for the years ended December 31, 2003, 2002 and 2001, respectively.

         In addition to the swaps and collar discussed above, the Company purchased an interest rate cap in February 2002 with a notional amount of $5,000 and a strike price of 7.00%. This cap does not receive hedge accounting treatment and the fair value reflected in the consolidated balance sheet is zero. This cap was terminated in January 2004 upon the termination of the Senior Secured Credit Facility as discussed in Note 10.

         These fair value estimates were obtained from the institutions the Company entered into the agreements with

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         and are subjective in nature and involve uncertainties and matters of considerable judgment and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

19.      COMMITMENTS AND CONTINGENCIES

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

         Effective October 1, 1999, the Company entered into a three-year employment agreement with its Chief Executive Officer ("CEO"), and Chairman of the Board. In addition, in December 1999, the Company granted options to the CEO to acquire 242,500 common shares at an exercise price of $1.15 per share which vested immediately prior to the completion of the initial public offering and 1,455,000 shares at an exercise price equal to the initial public offering price which vest 33% per year beginning September 30, 2000. The options expire January 5, 2009. The Company recognized compensation expense of $3,116 related to the 242,500 options issued with an exercise price below the initial public offering price over the options vesting period. No compensation expense was recorded in 2001, 2002 or 2003. The Company entered into a new employment agreement with its CEO and Chairman of the Board on October 1, 2002 as discussed below.

         On October 2, 1998, the Company entered into an employment agreement with its then Chief Operating Officer ("COO"). The agreement provided for the granting of stock options in three series. The initial exercise price was determined based on the following formula: $48,500, committed capital at September 30, 1998, multiplied by the percentage interest represented by the option exercised. The exercise price for each series increased by an annual rate of 8%, 15% or 25% compounded monthly beginning at the date of grant as specified by the agreement. Options could be exercised any time from January 1, 2004 to January 5, 2008. The options vested over a three-year period. During 1998, one option from each series was granted under this agreement. The options to acquire membership interests described above were to be exchanged for options in Holdings to acquire an equivalent number of common shares:
         242,500 at $1.08 per share, 242,500 at $1.15 per share and 242,500 at
         $1.25 per share. Effective December 1999, the Company amended the COO's options such that each of the COO's three series of original options were exchanged for two options to acquire a total of 1,697,500 shares of common stock. The first option to acquire 242,500 shares of common stock had a fixed exercise price of $1.15 per share and vested immediately prior to completion of the initial public offering. The second option to acquire 1,455,000 shares of common stock had an exercise price equal to the initial public offering price and vested 25% per year beginning September 30, 2000. The expiration date of all of the COO's options was extended from January 5, 2008 to January 5, 2009. These amendments resulted in a new measurement date. The Company was to record compensation expense totaling $9,341 in connection with these options. This individual left the Company in January 2001 and forfeited all unvested options. As such, compensation expense in 2001 was negative $916 due to the forfeiture of these options. The former COO initiated litigation against the Company in 2002 as discussed under "Litigation" below. No compensation expense was recorded in 2002 or 2003.

         Effective December 1, 1999, the Company entered into a five-year employment agreement with its Chief Financial Officer ("CFO"). In addition, the Company granted the CFO options to purchase 1,455,000 shares at the initial public offering price and that will expire January 5, 2009. There is no compensation cost related to these options. The Company entered into a new employment agreement with its CFO and other executives on October 1, 2002 as discussed below.

         Effective October 1, 2002, the Company entered into employment agreements with its CEO, CFO, Chief Technology Officer ("CTO"), Chief Marketing Officer ("CMO") and Senior Vice President of Corporate Finance ("SVP"). The terms of the agreements were five years for the CEO and three years for the other officers. In connection with the execution of these employment agreements, options were granted to the

                             ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         executives to acquire a total of 1,700,000 common shares at an exercise price equal to the fair market value at the date of grant such that no compensation expense was recognized in connection with these options. These options vest over the terms of the respective agreements. Additionally, the agreements provide for subsequent annual option grants during the respective terms of the agreements to acquire common shares totaling 1,715,000 shares. Options granted in 2003 totaled 610,000 shares and were immediately vested. Scheduled grants in years subsequent to 2003 will vest six months from the date of grant.

         In addition to the option grants, the respective executives were also awarded a total of 700,000 shares of restricted stock for which the Company received $0.01 per share at the date of grant. These restricted shares vest over a three year period and compensation expense will be recorded during the vesting period totaling $224. These shares are considered issued and outstanding but are excluded from basic and diluted earnings per share as discussed in Note 14.

         Effective December 1, 2002, the Company entered into an employment agreement with its Chief Operating Officer ("COO"). The terms of this agreement are similar to the October 1, 2002 agreements entered into with the other officers of the Company. The length of the agreement is three years. In connection with the execution of the agreement, options to acquire 300,000 common shares were awarded with an exercise price equal to the fair market value at the date of grant which will vest over the term of the employment agreement. The employment agreement provides for subsequent annual option grants during the term of the agreement to acquire common shares totaling 375,000 shares. Options granted in 2003 under this agreement totaled 150,000 shares and were immediately vested. Scheduled grants in years subsequent to 2003 will vest six months from the date of grant. Restricted stock totaling 100,000 shares were awarded that vest over a three year period for which the Company received $0.01 per share. Compensation expense of $99 will be recognized over the vesting period.

         In January 2004, the Company extended the employment agreements with its CFO, CTO and SVP for an additional year and increased the option grants in those agreements and the agreement with its CEO from 2004 through the end of the respective agreements by 1,645,000 shares.

         LITIGATION - The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor.

         The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         the approval of the court. Prior to the approval of the court, certain parties have the right to object to the terms of the settlement.

         On January 23, 2001, the Company's board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David
         E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination. In the litigation, Mr. Brantley claims, among other things, that the Company's termination of his employment was without cause under his employment agreement rather than a termination for non-performance. As such, Mr. Brantley's claim seeks money damages for (i) severance pay equal to one year's salary at the time of his termination, (ii) the value of certain unexercised stock options he owned at the time of his termination,
         (iii) an allegedly unpaid bonus and (iv) exemplary damages, as well as recovery of attorneys' fees and costs. On September 27, 2002, the Court entered an Agreed Order Compelling Arbitration. A panel of three arbitrators was selected. Mr. Brantley's claims against the Company and David Sharbutt, including claims asserted in the Lubbock County lawsuit and in the arbitration, were resolved pursuant to a settlement agreement dated February 6, 2004. The settlement does not materially impact our consolidated financial statements or our operations.

         On January 8, 2003 a claim was made against the Company by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT sought to recover approximately $2.0 million from the Company relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC which was acquired by the Company in the first quarter of 2001. This claim was settled for $875,000 during the second quarter of 2003.

         In November and December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, the Company's Chairman and Chief Executive Officer as well as Kendall W. Cowan, the Company's Chief Financial officer. Steven Richardson, the Company's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. The cases allege violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. Additionally, certain of the suits allege violations of Sections 11, 12(a) and 15 of the Securities Act and seek rescission or rescissory damages in connection with Alamosa Holdings' November 2001 common stock offering. The suits allege, among other things, that Alamosa Holdings' filings with the SEC and press releases issued during the relevant period were false and misleading because they failed to disclose and/or misrepresented that Alamosa Holdings allegedly (i) was increasing its subscriber base by relaxing credit standards for new customers, (ii) had been experiencing high involuntary disconnections from high credit risk customers that allegedly produced tens of millions of dollars of impaired receivables on its financial statements, and (iii) had experienced lower subscription growth due to tightened credit standards that required credit-challenged customers to pay deposits upon the initiation of services. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. The Company believes that the defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect the Company's financial condition.

         On November 26, 2003, Core Group PC filed a claim against Alamosa PCS and four other PCS Affiliates of Sprint in the United States District Court for the District of Kansas alleging copyright infringement related to the designs used in Sprint retail stores. The complainant seeks money damages and an injunction against Alamosa PCS' continued use of the alleged copyrighted designs. The Company is in the process of evaluating this claim.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)


         financial position, results of operations or liquidity.

20.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The quarterly results of operations (unaudited) for 2002 and 2003 by quarter are as follows:

                                                                                QUARTER ENDED
                                                         ---------------------------------------------------------
                                                            MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                         ---------------------------------------------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
         2002:
              Net sales                                  $  128,387     $  130,789     $   147,428   $   149,088
              Operating loss                                (21,754)       (21,302)       (313,173)      (14,215)
              Net loss                                      (28,133)       (28,736)       (320,847)      (25,046)

         2003:
              Net sales                                  $  141,108     $  155,394     $   166,390   $   168,158
              Operating income (loss)                       (10,007)         2,830           3,480        16,554
              Net loss                                      (30,407)       (18,393)        (17,407)      (17,085)

         As discussed in Note 8, the Company recorded a charge relative to its first annual impairment test of goodwill under SFAS 142 in the third quarter of 2002. The amount of this charge was $291,635 and is reflected in the operating loss for the third quarter of 2002.

21.      GUARANTOR FINANCIAL STATEMENTS

         Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations, LLC which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the senior notes as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

         Alamosa Holdings is an additional guarantor with respect to the 12 7/8% senior discount notes, the 12 1/2% senior notes and the 13 5/8% senior notes. Separate financial statements for Alamosa Holdings have not been provided as Alamosa Holdings is a holding company which does not independently generate operating revenue. The consolidated financial statements of Alamosa Holdings are included in its annual report on Form 10-K for the year ended December 31, 2003.

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                  Guarantor      Non-Guarantor
                                                Issuer         Subsidiaries       Subsidiary         Eliminations     Consolidated
                                              -------------    --------------    -------------       -------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                  $    27,542      $     70,677      $         23        $         --     $    98,242
   Restricted cash                                      1                --                --                  --               1
   Customer accounts receivable, net                   --            28,034                --                  --          28,034
   Receivable from Sprint                              --            18,465                --                  --          18,465
   Intercompany receivable                         48,805                --               394             (49,199)             --
   Receivable from parent                               1                --                --                  --               1
   Inventory                                           --             7,309                --                  --           7,309
   Investment in subsidiary                       658,874                --                --            (658,874)             --
   Prepaid expenses and other assets                  194             9,569                --                  --           9,763
   Deferred customer acquisition costs                 --             8,060                --                  --           8,060
   Deferred tax asset                                  --             4,572                --                  --           4,572
                                              -------------    --------------    -------------       -------------    ------------
       Total current assets                       735,417           146,686               417            (708,073)        174,447

Property and equipment, net                            --           434,840                --                  --         434,840
Debt issuance costs, net                            1,718            12,648                --                  --          14,366
Intangible assets, net                                 --           448,354                --                  --         448,354
Other noncurrent assets                                --             6,393                --                  --           6,393
                                              -------------    --------------    -------------       -------------    ------------
       Total assets                           $   737,135      $  1,048,921      $        417        $   (708,073)    $ 1,078,400
                                              =============    ==============    =============       =============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                           $        --      $     31,010      $         --        $         --     $    31,010
   Accrued expenses                                   257            37,068                --                  --          37,325
   Payable to Sprint                                   --            24,290                --                  --          24,290
   Interest payable                                 4,563               790                --                  --           5,353
   Deferred revenue                                    --            22,742                --                  --          22,742
   Intercompany payable                                --            49,199                --             (49,199)             --
   Current installments of capital
         leases                                        --               481                --                  --             481
                                              -------------    --------------    -------------       -------------    ------------
       Total current liabilities                    4,820           165,580                --             (49,199)        121,201

Capital lease obligations                              --               812                --                  --             812
Other noncurrent liabilities                           --             8,693                --                  --           8,693
Deferred tax liability                                 --            15,379                --                  --          15,379
Senior secured debt                                    --           200,000                --                  --         200,000
Senior notes                                      464,424                --                --                  --         464,424
                                              -------------    --------------    -------------       -------------    ------------
       Total liabilities                          469,244           390,464                --             (49,199)        810,509
                                              -------------    --------------    -------------       -------------    ------------

Stockholder's Equity:
   Preferred stock                                     --                --                --                  --              --
   Common stock                                        --                --                --                  --              --
   Additional paid-in capital                   1,015,991                --                --                  --       1,015,991
   LLC member's equity                                 --           658,457               417            (658,874)             --
   Accumulated deficit                           (747,425)               --                --                  --        (747,425)
   Unearned compensation                             (145)               --                --                  --            (145)
   Accumulated other comprehensive loss,
         net of tax                                  (530)               --                --                  --            (530)
                                              -------------    --------------    -------------       -------------    ------------
       Total stockholder's equity                 267,891           658,457               417            (658,874)        267,891
                                              -------------    --------------    -------------       -------------    ------------
       Total liabilities and
          stockholder's equity                $   737,135      $  1,048,921      $        417        $   (708,073)    $ 1,078,400
                                              =============    ==============    =============       =============    ============

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                               Guarantor       Non-Guarantor
                                               Issuer        Subsidiaries       Subsidiary       Eliminations        Consolidated
                                            -------------    --------------    -------------    --------------    ------------------
ASSETS
Current Assets:
   Cash and cash equivalents                $    17,821      $     42,681      $         23        $         --     $    60,525
   Short term investments                            --                --                --                  --              --
   Restricted cash                               34,725                --                --                  --          34,725
   Customer accounts receivable, net                 --            27,926                --                  --          27,926
   Receivable from Sprint                            --            32,576                --                  --          32,576
   Interest receivable                              973                --                --                  --             973
   Intercompany receivable                       93,191               587               394             (94,172)             --
   Inventory                                         --             7,410                --                  --           7,410
   Investment in subsidiary                     656,369                --                --            (656,369)             --
   Prepaid expenses and other assets                 --             7,239                --                  --           7,239
   Deferred customer acquisition costs               --             7,312                --                  --           7,312
   Deferred tax asset                                --             5,988                --                  --           5,988
                                            -----------      ------------      ------------        ------------     -----------
       Total current assets                     803,079           131,719               417            (750,541)        184,674

Notes receivable                                     --            35,005                --             (35,005)             --
Property and equipment, net                          --           458,946                --                  --         458,946
Debt issuance costs, net                         20,484            12,867                --                  --          33,351
Intangible assets, net                               --           488,421                --                  --         488,421
Other noncurrent assets                              --             7,802                --                  --           7,802
                                            -----------      ------------      ------------        ------------     -----------
       Total assets                         $   823,563      $  1,134,760      $        417        $   (785,546)    $ 1,173,194
                                            ===========      ============      ============        ============     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                         $        --      $     27,203      $         --        $         --     $    27,203
   Accrued expenses                                   3            34,900                --                  --          34,903
   Payable to Sprint                                 --            26,903                --                  --          26,903
   Interest payable                              20,685             1,557                --                  --          22,242
   Deferred revenue                                  --            18,901                --                  --          18,901
   Intercompany payable                             587            93,585                --             (94,172)             --
   Current installments of capital
         leases                                      --             1,064                --                  --           1,064
                                            -----------      ------------      ------------        ------------     -----------

       Total current liabilities                 21,275           204,113                --             (94,172)        131,216

Capital lease obligations                            --             1,355                --                  --           1,355
Other noncurrent liabilities                         --            45,646                --             (35,005)         10,641
Senior secured debt                                  --           200,000                --                  --         200,000
Senior notes                                    668,862                --                --                  --         668,862
Deferred tax liability                               --            27,694                --                  --          27,694
                                            -----------      ------------      ------------        ------------     -----------
       Total liabilities                        690,137           478,808                --            (129,177)      1,039,768
                                            -----------      ------------      ------------        ------------     -----------

Stockholder's Equity:
   Preferred stock                                   --                --                --                  --              --
   Common stock                                      --               485                --                (485)             --
   Additional paid-in capital                   799,403         1,162,593            (4,000)         (1,158,593)        799,403
   Accumulated (deficit) earnings              (664,133)         (505,282)            4,417             500,865        (664,133)
   Unearned compensation                           (294)             (294)               --                 294            (294)
   Accumulated other comprehensive
         income, net of tax                      (1,550)           (1,550)               --               1,550          (1,550)
                                            -----------      ------------      ------------        ------------     ------------
       Total stockholder's equity               133,426           655,952               417            (656,369)        133,426
                                            -----------      ------------      ------------        ------------     -----------
       Total liabilities and
         stockholder's equity               $   823,563      $  1,134,760      $        417        $   (785,546)    $ 1,173,194
                                            ===========      ============      ============        ============     ===========

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                              Guarantor          Non-Guarantor
                                             Issuer          Subsidiaries         Subsidiary        Eliminations      Consolidated
                                          --------------     -------------       -------------      ------------      -------------
Revenues:
       Subscriber revenues                $         --       $   452,396         $         --       $        --       $   452,396
       Roaming revenues                             --           150,772                   --                --           150,772
                                          --------------     -------------       -------------      ------------      -------------

         Service revenues                           --           603,168                   --                --           603,168
       Product sales                                --            27,882                   --                --            27,882
                                          --------------     -------------       -------------      ------------      -------------
         Total revenues                             --           631,050                   --                --           631,050

Costs and expenses:
       Cost of services and operations              --           317,215                   --                --           317,215
       Cost of products sold                        --            59,651                   --                --            59,651
       Selling and marketing                        --           112,626                   --                --           112,626
       General and administrative
          expenses                               1,123            14,691                   --                --            15,814
       Depreciation and amortization                --           110,495                   --                --           110,495
       Impairment of property and                   --             2,243                   --                --             2,243
          equipment
       Non-cash compensation                        --               149                   --                --               149
                                          --------------     -------------       -------------      ------------      -------------
         Income (loss) from operations          (1,123)           13,980                   --                --            12,857
Equity in earnings of subsidiaries               1,337                --                   --            (1,337)               --
Debt exchange expense                               --            (8,694)                  --                --            (8,694)
Interest and other income                          630               299                   --                --               929
Interest expense                               (84,136)          (15,778)                  --                --           (99,914)
                                          --------------     -------------       -------------      ------------      -------------

       Loss before income tax benefit          (83,292)          (10,193)                  --            (1,337)          (94,822)
Income tax benefit                                  --            11,530                   --                --            11,530
                                          --------------     -------------       -------------      ------------      -------------

       Net income (loss)                  $    (83,292)      $     1,337         $         --       $    (1,337)      $   (83,292)
                                          ==============     =============       =============      ============      =============

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                              Guarantor        Non-Guarantor
                                             Issuer          Subsidiaries       Subsidiary      Eliminations       Consolidated
                                         ---------------    ---------------    -------------    --------------    ----------------
Revenues:
       Subscriber revenues               $         --       $   391,927         $         --       $       --        $    391,927
       Roaming revenues                            --           139,843                   --               --             139,843
                                         ------------       -----------         ------------       ----------        ------------

         Service revenues                          --           531,770                   --               --             531,770
       Product sales                               --            23,922                   --               --              23,922
                                         ------------       -----------         ------------       ----------        ------------
         Total revenue                             --           555,692                   --               --             555,692

Costs and expenses:
       Cost of services and operations             --           343,468                   --               --             343,468
       Cost of products sold                       --            50,974                   --               --              50,974
       Selling and marketing                       --           119,059                   --               --             119,059
       General and  administrative
           expenses                               162            14,497                   (3)              --              14,656
       Depreciation and amortization               --           105,121                   --               --             105,121
       Impairment of goodwill                      --           291,635                   --               --             291,635
       Impairment of property and                  --             1,194                   --               --               1,194
           equipment
       Non-cash compensation                       --                29                   --               --                  29
                                          -----------        -----------         ------------       ----------        ------------
         Income (loss) from operations           (162)         (370,285)                   3               --            (370,444)
Equity in loss of subsidiaries               (319,154)               --                   --          319,154                  --
Interest and other income                       2,261             1,110                   88               --               3,459
Interest expense                              (85,707)          (17,156)                  --               --            (102,863)
                                          -----------        -----------         ------------       ----------        ------------

       Income (loss) before income tax
         Benefit                             (402,762)         (386,331)                  91          319,154            (469,848)
Income tax benefit                                 --            67,086                   --               --              67,086
                                          -----------        -----------         ------------       ----------        ------------

       Net income (loss)                  $  (402,762)       $ (319,245)         $        91        $ 319,154         $  (402,762)
                                          ===========        ===========         ============       ==========        ============

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                               Guarantor        Non-Guarantor
                                              Issuer         Subsidiaries        Subsidiary      Eliminations       Consolidated
                                          ---------------    --------------     -------------    -------------     ----------------
Revenues:
       Subscriber revenues                $         --       $   231,145         $         --      $        --        $    231,145
       Roaming revenues                             --            99,213                   --               --              99,213
                                          ------------       -----------         ------------      -----------        ------------

         Service revenues                           --           330,358                   --               --             330,358
       Product sales                                --            26,781                   --               --              26,781
                                          ------------       -----------         ------------      -----------        ------------
         Total revenue                              --           357,139                   --               --             357,139

Costs and expenses:
       Cost of services and operations              --           237,843                   --               --             237,843
       Cost of products sold                        --            53,911                   --               --              53,911
       Selling and marketing                        --           110,052                   --               --             110,052
       General and administrative
           expenses                                795            13,046                   12               --              13,853
       Depreciation and amortization                --            94,722                   --               --              94,722
       Non-cash compensation                        --              (916)                  --               --                (916)
                                          ------------        ----------         ------------      -----------        ------------
         Loss from operations                     (795)         (151,519)                 (12)              --            (152,326)
Equity in loss of subsidiaries                 (85,128)               --                   --           85,128                  --
Loss on debt extinguishment                         --            (5,472)                  --               --              (5,472)
Interest and other income                        3,797             5,435                2,432               --              11,664
Interest expense                               (65,297)          (16,433)                  --               --             (81,730)
                                          ------------        ----------         ------------      -----------        ------------

       Income (loss) before income
           tax benefit                        (147,423)         (167,989)               2,420           85,128            (227,864)
Income tax benefit                                  --            80,441                   --               --              80,441
                                          ------------        ----------         ------------      -----------        ------------
       Net income (loss)                  $   (147,423)       $  (87,548)        $      2,420      $    85,128        $   (147,423)
                                          ============        ==========         ============      ===========        ============

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                                                   Guarantor       Non-Guarantor
                                                   Issuer         Subsidiaries      Subsidiary      Eliminations      Consolidated
                                                --------------    -------------    -------------    -------------    ---------------
Cash flows from operating activities:
Net income (loss)                               $    (83,292)     $     1,337      $        --      $    (1,337)     $      (83,292)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating
 activities:
   Equity in earnings of subsidiaries                 (1,337)              --               --             1,337                 --
   Non-cash compensation expense                          --              149               --               --                 149
   Provision for bad debts                                --           13,451               --               --              13,451
   Non-cash interest benefit on derivative
     instruments                                          --             (693)              --               --                (693)
   Non-cash accretion of asset retirement
     obligation                                           --              565               --               --                 565
   Depreciation and amortization of property
     and equipment                                        --           70,428               --               --              70,428
   Amortization of intangible assets                      --           40,067               --               --              40,067
   Amortization of financing costs included in
     interest expense                                  1,721            2,549               --               --               4,270
   Amortization of discounted interest                   329               --               --               --                 329
   Deferred tax benefit                                   --          (11,530)              --               --             (11,530)
   Interest accreted on discount notes                33,496               --               --               --              33,496
   Impairment of property and equipment                   --            2,243               --               --               2,243
   Debt exchange expenses                                 --            8,694               --               --               8,694
   (increase) decrease in:
      Receivables                                        973              551               --               --               1,524
      Inventory                                           --              101               --               --                 101
      Prepaid expenses and other assets                 (194)          (1,670)              --               --              (1,864)
   Decrease in:
      Accounts payable and accrued expenses          (15,866)          (6,368)              --               --             (22,234)
                                                --------------    -------------    -------------    -------------    ---------------

      Net cash  provided by (used in) operating
           activities                                (64,170)         119,874               --               --              55,704
                                                --------------    -------------    -------------    -------------    ---------------

Cash flows from investing activities:
   Proceeds from sale of assets                           --            2,645               --               --               2,645
   Purchases of property and equipment                    --          (38,625)              --               --             (38,625)
   Change in restricted cash                          34,724               --               --               --              34,724
   Change in intercompany balances                    43,798          (43,798)              --               --                  --
                                                --------------    -------------    -------------    -------------    ---------------

      Net cash provided by (used in) investing
          activities                                  78,522          (79,778)              --               --              (1,256)
                                                --------------    -------------    -------------    -------------    ---------------

Cash flows from financing activities:
   Capital distribution to parent                     (4,527)              --               --               --              (4,527)
   Debt issuance costs capitalized                        --           (2,329)              --               --              (2,329)
   Debt exchange expenses                                 --           (8,694)              --               --              (8,694)
   Payment of fractional notes in debt exchange         (104)              --               --               --                (104)
   Payments on capital leases                             --           (1,077)              --               --              (1,077)
                                                --------------    -------------    -------------    -------------    ---------------

      Net cash used in financing activities           (4,631)         (12,100)              --               --             (16,731)
                                                --------------    -------------    -------------    -------------    ---------------

      Net increase in cash and cash equivalents        9,721           27,996               --               --              37,717
Cash and cash equivalents at beginning of
      period                                          17,821           42,681               23               --              60,525
                                                --------------    -------------    -------------    -------------    ---------------

Cash and cash equivalents at end of period      $     27,542      $    70,677      $        23      $        --      $       98,242
                                                ==============    =============    =============    =============    ===============

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                                       Guarantor       Non-Guarantor
                                                       Issuer         Subsidiaries      Subsidiary      Eliminations    Consolidated
                                                   --------------    --------------    -------------   ---------------  ------------
Cash flows from operating activities:
Net income (loss)                                  $   (402,762)    $  (319,245)      $        91      $   319,154     $   (402,762)
Adjustments  to reconcile  net income (loss) to
    net cash provided by (used in) operating
    activities:
   Equity in loss of subsidiaries                       319,154              --                --         (319,154)              --
   Non-cash compensation expense                             --              29                --               --               29
   Non-cash interest on derivatives                          --             464                --               --              464
   Provision for bad debt                                    --          40,285                --               --           40,285
   Depreciation and amortization of property
       and equipment                                         --          64,702                --               --           64,702
   Amortization of intangibles                               --          40,419                --               --           40,419
   Amortization of financing costs included in
       interest expense                                   1,969           2,290                --               --            4,259
   Amortization of discounted interest                      395              --                --               --              395
   Deferred tax benefit                                      --         (67,086)               --               --          (67,086)
   Interest accreted on discount note                    31,655              --                --               --           31,655
   Impairment of property and equipment                      --           1,194                --               --            1,194
   Impairment of goodwill                                    --         291,635                --               --          291,635
   (Increase) decrease in:
      Receivables                                         1,420         (46,656)               --               --          (45,236)
      Inventory                                              --          (2,608)               --               --           (2,608)
      Prepaid expenses and other assets                      16          (6,456)               --               --           (6,440)
   Increase (decrease) in:
      Accounts payable and accrued expenses                (720)         23,825                --               --           23,105
                                                   ------------     -----------       -----------      -----------     ------------
      Net cash provided by (used in) operating
      Activities                                        (48,873)         22,792                91               --          (25,990)
                                                   ------------     -----------       -----------      -----------     ------------

Cash flows from investing activities:
   Proceeds from sale of assets                              --             451                --               --              451
   Purchases of property and equipment                       --         (89,476)               --               --          (89,476)
   Change in restricted cash                             48,115          11,853                --               --           59,968
   Intercompany receivable                               15,951            (868)          (15,083)              --               --
   Net change in short term investments                   1,300              --                --               --            1,300
   Other                                                     --              99                --               --               99
                                                   ------------     -----------       -----------      -----------     ------------
      Net cash provided by (used in) investing
          activities                                     65,366         (77,941)          (15,083)              --          (27,658)
                                                   ------------     -----------       -----------      -----------     ------------

Cash flows from financing activities:
   Capital distributions                                 (1,213)             --                --               --           (1,213)
   Borrowings under senior secured debt                      --          12,838                --               --           12,838
   Debt issuance cost                                        --          (1,351)               --               --           (1,351)
   Payments on capital leases                                --            (773)               --               --             (773)
                                                   ------------     ------------      -----------      -----------     -------------
      Net cash provided by financing activities          (1,213)         10,714                                 --            9,501
                                                   -------------    -----------       -----------      -----------     ------------

      Net increase (decrease) in cash and
          cash equivalents                               15,280         (44,435)          (14,992)              --          (44,147)
Cash and cash equivalents at beginning of period          2,541          87,116            15,015               --          104,672
                                                   ------------     -----------       -----------      -----------     ------------
Cash and cash equivalents at end of period         $     17,821     $    42,681       $        23      $        --     $     60,525
                                                   ============     ===========       ===========      ===========     ============

                            ALAMOSA (DELAWARE), INC.

                     (DOLLARS IN THOUSANDS, EXCEPT AS NOTED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                      Guarantor       Non-Guarantor
                                                      Issuer         Subsidiaries      Subsidiary      Eliminations     Consolidated
                                                  --------------    ---------------   -------------   ---------------   ------------
Cash flows from operating activities:
Net income (loss)                                 $   (147,423)    $   (87,548)      $     2,420      $    85,128      $   (147,423)
Adjustments  to reconcile  net income (loss) to
    net cash provided by (used in) operating
    activities:
   Equity in loss of subsidiaries                       85,128              --                --          (85,128)               --
   Non-cash compensation expense                            --            (916)               --               --              (916)
   Non-cash interest on derivatives                         --             656                --               --               656
   Provision for bad debt                                   --          17,490                --               --            17,490
   Depreciation and amortization of property
       and equipment                                        --          45,963                --               --            45,963
   Amortization of goodwill and intangibles                 --          48,759                --               --            48,759
   Amortization of financing costs included in
       interest expense                                  1,529           1,745                --               --             3,274
   Amortization of discounted interest                     165              --                --               --               165
   Loss on debt extinguishment                              --           5,472                --               --             5,472
   Deferred tax benefit                                     --         (80,441)               --               --           (80,441)
   Interest accreted on discount note                   27,927              --                --               --            27,927
   (Increase) decrease in, net of effects from
        acquisitions:
      Receivables                                           --         (48,795)              900               --           (47,895)
      Inventory                                             --           1,275                --               --             1,275
      Prepaid expenses and other assets                    926          (8,627)            1,046               --            (6,655)
   Increase (decrease) in, net of effects from
       acquisitions:
      Accounts payable and accrued expenses             20,845          (2,212)              (39)              --            18,594
                                                  ------------     -----------       -----------      -----------      ------------
      Net cash provided by (used in) operating
          activities                                   (10,903)       (107,179)            4,327               --          (113,755)
                                                  ------------     -----------       -----------      -----------      ------------

Cash flows from investing activities:
   Purchases of property and equipment                      --        (143,731)               --               --          (143,731)
   Change in restricted cash                           (82,840)        (11,853)               --               --           (94,693)
   Intercompany receivable                             (96,907)         98,790            (1,883)              --                --
   Equity investment in subsidiary                    (302,777)             --            (4,000)         306,777                --
   Equity investment from parent                            --         306,777                --         (306,777)               --
   Repayment (issuance) of notes receivable                 --              --            11,860               --            11,860
   Acquisition related costs                                --         (37,617)               --               --           (37,617)
   Net change in short term investments                    300              --                --               --               300
   Other                                                    --             102                --               --               102
                                                  ------------     -----------       -----------      -----------      ------------
      Net cash provided by (used in) investing
          activities                                  (482,224)        212,468             5,977               --          (263,779)
                                                  ------------     -----------       -----------      -----------      ------------

Cash flows from financing activities:
   Proceeds from issuance of senior notes              384,046              --                --               --           384,046
   Capital contributions                                    --           9,665                --               --             9,665
   Borrowings under senior secured debt                     --         253,000                --               --           253,000
   Repayments of borrowings under senior
         secured debt                                       --        (289,421)               --               --          (289,421)
   Debt issuance cost                                   (2,381)        (14,122)               --               --           (16,503)
   Payments on capital leases                               --            (349)               --               --              (349)
                                                  ------------     ------------      -----------      -----------      -------------
      Net cash provided by (used in) financing
      activities                                       381,665         (41,227)               --               --           340,438
                                                  ------------     -----------       -----------      -----------      ------------

      Net increase (decrease) in cash and
          cash equivalents                            (111,462)         64,062            10,304               --           (37,096)
Cash and cash equivalents at beginning of period       114,003          23,054             4,711               --           141,768
                                                  ------------     -----------       -----------      -----------      ------------
Cash and cash equivalents at end of period        $      2,541     $    87,116       $    15,015      $        --      $    104,672
                                                  ============     ===========       ===========      ===========      ============

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Alamosa (Delaware), Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 9, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
March 9, 2004

    SCHEDULE II
    -----------


                            ALAMOSA (DELAWARE), INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                    FOR THE PERIOD DECEMBER 31, 2001 THROUGH
                        DECEMBER 31, 2003 (IN THOUSANDS)

                                                          ADDITIONS        ADDITIONS
                                         BALANCE AT       CHARGED TO      CHARGED TO
                                        BEGINNING OF      COSTS AND          OTHER                            BALANCE AT
         CLASSIFICATION                    PERIOD          EXPENSES        ACCOUNTS       DEDUCTIONS         END OF PERIOD
     ---------------------              ------------      ----------      -----------    ------------        -------------
December 31, 2001
    Allowance for doubtful accounts..... $    1,503       $  17,490        $  1,213(1)     $ (14,314)           $  5,892
    Deferred tax valuation allowance         26,985              --           2,313(2)                                --
                                                                                             (29,298)(3)

December 31, 2002
    Allowance for doubtful accounts..... $    5,892       $  40,285        $       --      $ (37,726)           $  8,451
    Deferred tax valuation allowance             --              --                --             --                  --

December 31, 2003
    Allowance for doubtful accounts..... $    8,451       $  13,451        $       --      $ (15,919)           $  5,983
    Deferred tax valuation allowance             --          23,269                --             --              23,269

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