Form 10-Q
period 2004-06-30
ALAMOSA DELAWARE INC
filed 2004-08-10
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

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

YES [ ] NO [X]

As of August 9, 2004, 100 shares of common stock, $0.01 par value per share, of the registrant were issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                                             PAGE
PART I     FINANCIAL INFORMATION                                                                                             -----
Item 1.    Financial Statements

           Consolidated Balance Sheets at June 30, 2004 and December 31, 2003 (unaudited)                                        3

           Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003 (unaudited)    4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (unaudited)                     5

           Notes to the Consolidated Financial Statements                                                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                                25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                           34

Item 4.    Controls and Procedures                                                                                              34

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                    34

Item 2.    Changes in Securities and Use of Proceeds                                                                            35

Item 3.    Defaults Upon Senior Securities                                                                                      35

Item 4.    Submission of Matters to a Vote of Security Holders                                                                  35

Item 5.    Other Information                                                                                                    35

Item 6.    Exhibits and Reports on Form 8-K                                                                                     35

SIGNATURES                                                                                                                      37

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollars in thousands, except share information)

                                                                                JUNE 30, 2004        DECEMBER 31, 2003
                                                                             --------------------   ---------------------
ASSETS

Current assets:
   Cash and cash equivalents                                                 $           103,286    $            98,242
   Restricted cash                                                                            --                      1
   Short term investments                                                                 50,119                     --
   Customer accounts receivable, net                                                      44,022                 28,034
   Receivable from Sprint                                                                 15,424                 22,947
   Receivable from parent                                                                     --                      1
   Inventory                                                                               7,292                  7,309
   Prepaid expenses and other assets                                                      10,235                  9,763
   Deferred customer acquisition costs                                                     7,259                  8,060
   Deferred tax asset                                                                      4,572                  4,572
                                                                             --------------------   ---------------------

     Total current assets                                                                242,209                178,929

   Property and equipment, net                                                           427,196                434,840
   Debt issuance costs, net                                                                9,409                 14,366
   Intangible assets, net                                                                431,392                448,354
   Other noncurrent assets                                                                 5,060                  6,393
                                                                             --------------------   ---------------------

     Total assets                                                            $         1,115,266    $         1,082,882
                                                                             ====================   =====================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                          $            22,824    $            33,166
   Accrued expenses                                                                       37,667                 37,325
   Payable to Sprint                                                                      21,511                 26,616
   Payable to parent                                                                         302                     --
   Interest payable                                                                       21,726                  5,353
   Deferred revenue                                                                       23,107                 22,742
   Current installments of capital leases                                                    223                    481
                                                                             --------------------   ---------------------

     Total current liabilities                                                           127,360                125,683
                                                                             --------------------   ---------------------

Long term liabilities:
   Capital lease obligations                                                                 807                    812
   Other noncurrent liabilities                                                            6,460                  8,693
   Deferred tax liability                                                                 15,376                 15,379
   Senior secured debt                                                                        --                200,000
   Senior notes                                                                          726,427                464,424
                                                                             --------------------   ---------------------

     Total long term liabilities                                                         749,070                689,308
                                                                             --------------------   ---------------------

     Total liabilities                                                                   876,430                814,991
                                                                             --------------------   ---------------------

Commitments and contingencies (see Note 14)                                                   --                     --

Stockholder's equity:
   Preferred stock, $.01 par value; 1,000 shares authorized; no shares                        --                     --
   Common stock, $.01 par value; 9,000 shares authorized, 100 and 100 shares issued and outstanding, respectively
   Additional paid-in capital                                                          1,009,990              1,015,991
   Accumulated deficit                                                                  (771,049)              (747,425)
   Unearned compensation                                                                    (105)                  (145)
   Accumulated other comprehensive loss, net of tax                                           --                   (530)
                                                                             --------------------   ---------------------

     Total stockholder's equity                                                          238,836                267,891
                                                                             --------------------   ---------------------

     Total liabilities and stockholder's equity                              $         1,115,266    $         1,082,882
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

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                          FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                          ----------------------------   ------------------------------
                                                              2004           2003            2004             2003
                                                          ------------    ------------   -------------    -------------
Revenues:
   Subscriber revenues                                    $   133,569     $   114,550    $   258,315      $   218,574
   Roaming and wholesale revenues                              51,705          35,040         94,858           66,830
                                                          ------------    ------------   -------------    -------------

     Service revenues                                         185,274         149,590        353,173          285,404
   Product sales                                                8,055           5,804         16,846           11,098
                                                          ------------    ------------   -------------    -------------

     Total revenue                                            193,329         155,394        370,019          296,502
                                                          ------------    ------------   -------------    -------------

Costs and expenses:
   Cost of service and operations (excluding non-cash
     compensation of $2 and $4 for the three months ended
     June 30, 2004 and 2003, respectively, and $4 and $8
     for the six months ended June 30, 2004 and 2003,
     respectively                                              91,062          80,282        177,278          159,599
   Cost of products sold                                       16,379          12,399         36,162           25,243
   Selling and marketing (excluding non-cash
     compensation of $2 and $4 for the three months
     ended June 30, 2004 and 2003, respectively and
     $4 and $8 for the six months ended June 30, 2004
     and 2003, respectively)                                   31,839          26,584         62,832           54,730
   General and administrative expenses (excluding
     non-cash compensation of $16 and $30 for the
     three months ended June 30, 2004 and 2003,
     respectively, and $32 and $63 for the six months
     ended June 30, 2004 and 2003, respectively)                5,508           5,808         10,987            9,333
   Depreciation and amortization                               25,523          27,419         52,907           54,301
   Impairment of property and equipment                         2,604              34          2,910              394
   Non-cash compensation                                           20              38             40               79
                                                          ------------    ------------   -------------    -------------

     Total costs and expenses                                 172,395         152,564        343,116          303,679
                                                          ------------    ------------   -------------    -------------

     Income (loss) from operations                             20,394           2,830         26,903           (7,177)
Loss on debt extinguishment                                        --              --        (13,101)              --
Interest and other income                                         219             248            386              617
Interest expense                                              (18,952)        (25,951)       (37,187)         (52,488)
                                                          ------------    ------------   -------------    -------------

   Income (loss) before income taxes                            1,661         (22,873)       (22,999)         (59,048)
Income tax (expense) benefit                                     (625)          4,480           (625)          10,248
                                                          ------------    ------------   -------------    -------------

   Net income (loss)                                      $     1,036     $   (18,393)   $   (23,624)     $   (48,800)
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

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                    ------------------------------------
                                                                                         2004                 2003
                                                                                    ----------------     ---------------
Cash flows from operating activities:
   Net loss                                                                         $      (23,624)      $      (48,800)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Non-cash compensation                                                                        40                   79
   Non-cash interest expense (benefit) on derivative instruments                                 6                 (261)
   Non-cash accretion of asset retirement obligations                                           91                   --
   Provision for bad debts                                                                   4,114               10,000
   Depreciation and amortization of property and equipment                                  35,945               34,268
   Amortization of intangible assets                                                        16,962               20,033
   Amortization of financing costs included in interest expense                                488                2,237
   Amortization of discounted interest                                                          --                  198
   Loss on debt extinguishment                                                              13,101                   --
   Deferred tax benefit                                                                         --              (10,248)
   Interest accreted on discount notes                                                      12,056               17,377
   Impairment of property and equipment                                                      2,910                  394
   (Increase) decrease in:
     Receivables                                                                           (12,901)              (1,543)
     Inventory                                                                                  17                1,989
     Prepaid expenses and other assets                                                       1,663               (1,378)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                  11,030               (4,608)
                                                                                    ----------------     ---------------

     Net cash provided by operating activities                                              61,898               19,737
                                                                                    ----------------     ---------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                                380                2,454
   Purchases of property and equipment                                                     (42,636)             (19,196)
   Change in restricted cash                                                                     1               24,977
   Change in short term investments                                                        (50,119)                  --
                                                                                    ----------------     ---------------

     Net cash provided by (used in) investing activities                                   (92,374)               8,235
                                                                                    ----------------     ---------------

Cash flows from financing activities:
   Proceeds from issuance of senior notes                                                  250,000                   --
   Repayments of borrowings under senior secured debt                                     (200,000)                  --
   Debt issuance costs                                                                      (8,100)                  --
   Capital distribution                                                                     (6,050)                (174)
   Payments on capital leases                                                                 (330)                (699)
                                                                                    ----------------     ---------------

     Net cash provided by (used in) financing activities                                    35,520                 (873)
                                                                                    ----------------     ---------------

Net increase in cash and cash equivalents                                                    5,044               27,099
Cash and cash equivalents at beginning of period                                            98,242               60,525
                                                                                    ----------------     ---------------

Cash and cash equivalents at end of period                                          $      103,286       $       87,624
                                                                                    ================     ===============

Supplemental disclosure of non-cash financing and investing activities:
   Asset retirement obligations capitalized                                         $           75       $           --
   Capitalized lease obligations incurred                                                       67                   73
   Change in accounts payable for purchases of property and equipment                      (11,186)              (6,790)


         The accompanying notes are an integral part of the consolidated financial statements.

                                                           .

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


1.       BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

         The unaudited consolidated balance sheet at June 30, 2004, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2004 and 2003, the unaudited consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2003. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

         Certain reclassifications have been made to prior period balances to conform to current period presentation. Changes in restricted cash have been reclassified from cash flows from financing activities to cash flows from investing activities for all periods presented.

2.       ORGANIZATION AND BUSINESS OPERATIONS

         Alamosa (Delaware), Inc. ("Alamosa (Delaware)") is a direct wholly owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware) was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS, LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly owned by Alamosa (Delaware). Alamosa (Delaware) and its subsidiaries are collectively referred to in these consolidated financial statements as the "Company," "we," "us" or "our."

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


         While the Company has incurred substantial net losses since inception and negative cash flows from operating activities through 2002, the Company generated approximately $56 million and $62 million of cash flows from operating activities for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. In November 2003, the Company completed a debt exchange that provided for approximately $238 million of principal debt reduction.

         As of June 30, 2004, the Company had $103 million in cash and cash equivalents as well as $50 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on Alamosa Holdings' preferred stock) for at least the next 12 months.

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

4.       STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three and six months ended June 30, 2004 or 2003, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock of Alamosa Holdings on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003 relate to the vesting of shares of restricted Alamosa Holdings stock awarded to officers and shares of Alamosa Holdings stock awarded to directors and are not related to the granting of stock options. The following table illustrates the effect on net income
         (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:


                                                FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                                 JUNE 30,
                                           -------------------------------------    -------------------------------------
                                                 2004                2003                2004                 2003
                                           -----------------    ----------------    ----------------     ----------------

        Net income (loss) - as reported    $         1,036      $       (18,393)    $       (23,624)     $       (48,800)
        Add: stock-based employee
           compensation included in
           reported net loss, net of
           related tax                                  20                   38                  40                   79
        Deduct: stock-based employee
           compensation expense
           determined under fair value
           method for all awards, net of
           related tax effects                      (1,590)              (1,955)             (2,769)              (3,427)
                                           -----------------    ----------------    ----------------     ----------------
        Net loss - pro forma               $          (534)     $       (20,310)    $       (26,353)     $       (52,148)
                                           =================    ================    ================     ================

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


5.       SHORT TERM INVESTMENTS

         During the first six months of 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. In connection with this amendment, the Company established a short term investment account in the second quarter of 2004 to invest excess liquidity and improve earnings on this excess liquidity. All investments are classified as held-to-maturity, mature in less than one year and consist primarily of short term corporate debt securities with a Moody's rating of Aa3 or higher or a Standard & Poor's rating of AA- or higher. The fair value of the Company's held-to-maturity investments approximates carrying value due to the short term nature of these investments.

6.       ACCOUNTS RECEIVABLE

         CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable represents amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5.9 million and $6.0 million at June 30, 2004 and December 31, 2003, respectively.

         RECEIVABLE FROM SPRINT - Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

                                                                           JUNE 30, 2004            DECEMBER 31, 2003
                                                                       -----------------------    -----------------------
        Net roaming receivable                                         $               12,590     $               13,071
        Accrued service revenue                                                         2,686                      2,584
        Service fee refund                                                                 --                      6,418
        Other amounts due from Sprint                                                     148                        874
                                                                       -----------------------    -----------------------

                                                                       $               15,424     $               22,947
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

         Service fee refund due from Sprint at December 31, 2003 related to a refund of fees paid to Sprint for services such as billing and customer care. Under the previous agreements with Sprint, these fees were determined at the beginning of each year based on estimated costs and were adjusted based on actual costs incurred by Sprint in providing the respective services. This process changed effective December 1, 2003 under the new agreements with Sprint as discussed in Note 13.

7.       PROPERTY AND EQUIPMENT

         Property and equipment are stated net of accumulated depreciation and amortization of $212.8 million and $188.1 million at June 30, 2004 and December 31, 2003, respectively.

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

         An initial asset retirement obligation of $1,213 was recorded and classified in other non-current liabilities and a corresponding increase in property and equipment of $1,213 was recorded in the third quarter of 2003 relating to obligations that existed upon the adoption of SFAS No. 143. The Company incurred additional asset retirement obligations during the year ended December 31, 2003 and the six months ended June 30, 2004 of $35 and $75, respectively, related to new leases entered into. Included in costs of services and operations in the Company's statement of operations for the year ended December 31, 2003 is a charge of $402 related to the cumulative accretion of the asset retirement obligations as of the adoption of SFAS No. 143 as well as an additional $163 in accretion recorded for the year ended December 31, 2003. Included in depreciation and amortization expenses in the Company's statement of operations for the year ended December 31, 2003 is a charge of $364 related to the cumulative depreciation of the related assets recorded at the time of the adoption of SFAS No. 143 as well as an additional $123 in depreciation recorded for the year ended December 31, 2003. For the six months ended June 30, 2004, the Company recorded $91 in accretion of asset retirement obligations and $63 in depreciation of the related assets. For purposes of determining the asset retirement obligations, the Company has assigned a 100% probability of enforcement to the remediation obligations and has assumed an average settlement period of 20 years.

9.       INTANGIBLE ASSETS

         In connection with acquisitions completed during 2001, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies.

         The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition or approximately 17.6 years. The value assigned to the subscriber bases acquired was being amortized using the straight-line method over the estimated life of the acquired subscribers, or approximately three years and became fully amortized

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


         during 2004.

         Intangible assets consist of:

                                                                           JUNE 30, 2004            DECEMBER 31, 2003
                                                                      ------------------------    -----------------------

        Sprint affiliate and other agreements                         $              532,200      $              532,200
        Accumulated amortization                                                    (100,808)                    (85,692)
                                                                      ------------------------    -----------------------

            Subtotal                                                                 431,392                     446,508
                                                                      ------------------------    -----------------------

        Subscriber base acquired                                                      29,500                      29,500
        Accumulated amortization                                                     (29,500)                    (27,654)
                                                                      ------------------------    -----------------------

            Subtotal                                                                      --                       1,846
                                                                      ------------------------    -----------------------

        Intangible assets, net                                        $              431,392      $              448,354
                                                                      ========================    =======================

         Amortization expense relative to intangible assets was $16,962 and $20,033 for the six months ended June 30, 2004 and 2003, respectively.

         Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

           YEAR ENDED DECEMBER 31,
           -----------------------
                    2004                $        32,079
                    2005                         30,234
                    2006                         30,234
                    2007                         30,234
                    2008                         30,234
                 Thereafter                     295,339
                                        ----------------

                                        $       448,354
                                        ================

10.      LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                   JUNE 30, 2004         DECEMBER 31, 2003
                                                                 -------------------    ---------------------
              SENIOR NOTES:
                  12 7/8% Senior Discount Notes,  net  of        $            5,915     $             5,556
                  12% Senior Discount Notes, net of discount                205,692                 193,995
                  12 1/2% Senior Notes                                       11,600                  11,600
                  13 5/8% Senior Notes                                        2,325                   2,475
                  11% Senior Notes                                          250,895                 250,798
                  8 1/2% Senior Notes                                       250,000                      --
                                                                 -------------------    ---------------------

              Total Senior Notes                                            726,427                 464,424

              SENIOR SECURED CREDIT FACILITY                                     --                 200,000
                                                                 -------------------    ---------------------

              TOTAL DEBT                                                    726,427                 664,424
              Less current maturities                                            --                      --
                                                                 -------------------    ---------------------

              LONG TERM DEBT, EXCLUDING CURRENT MATURITIES       $          726,427     $           664,424
                                                                 ===================    =====================

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

         The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2003 was 4.69%. Alamosa Holdings, LLC was also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The Company entered into derivative hedging instruments

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


         to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility, as discussed in Note 13.

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

11.      INCOME TAXES

         The Company's effective income tax rate is based on annual income
         (loss), statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The annual rate is then applied to the Company's quarterly operating results. The income tax benefit in 2003 is recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions completed in 2001. In addition, the Company establishes a valuation allowance for the deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance in the six months ended June 30, 2003 resulted in an effective tax rate of 17 percent. For the six months ended June 30, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance. The effective tax rate for the six months ended June 30, 2004 is negative 2.7 percent, due to the fact that the Company has estimated that it will have a current alternative minimum tax ("AMT") liability for the year ending December 31, 2004.

12.      HEDGING ACTIVITIES AND COMPREHENSIVE INCOME

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

         As of December 31, 2003, the Company had recorded $1,275 in "other noncurrent liabilities" related to the fair value of derivative instruments used for hedging purposes, including $856 representing derivative instruments that qualified for hedge accounting under SFAS No. 133. These instruments were settled for cash in January 2004 in connection with the termination of the Senior Secured Credit Facility. During the six month period ended June 30, 2004, the Company recognized losses of $6 (net of income tax benefit of $3) in other comprehensive income related to the change in fair value of these derivative instruments from January 1, 2004 through the settlement of the instruments. The balance of other comprehensive income related to these derivative instruments was recognized in the first quarter of 2004 when the derivatives were terminated. The net other comprehensive loss balance of $536 is included in the loss on debt extinguishment recorded in the consolidated statement of operations for the six months ended June 30, 2004.

         During the six month period ended June 30, 2003, the Company recognized a gain of $481 (net of income tax expense of $195) in other comprehensive income related to the change in fair values of derivative instruments.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


         Total comprehensive income (loss) for the three months and six months ended June 30, 2004 and 2003 is illustrated below:

                                                FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                                 JUNE 30,
                                           -------------------------------------    -------------------------------------
                                                2004                 2003                2004                 2003
                                           ----------------    -----------------    ----------------    -----------------

        Net income (loss)                  $         1,036     $       (18,393)     $       (23,624)    $       (48,800)
        Change in fair values of
           derivative instruments,
           net of income tax expense
           (benefit) of $0, $80, $0
           and $195, respectively                       --                 293                   --                 481
                                           ----------------    -----------------    ----------------    -----------------

        Comprehensive income (loss)        $         1,036     $       (18,100)     $       (23,624)    $       (48,319)
                                           ================    =================    ================    =================

13.      SPRINT AGREEMENTS

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

         In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and is applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations. In March 2004, the Company exercised its rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the per-activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for 3G services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and 3G data roaming through December 31, 2006. In June 2004, the Company further amended its agreements with Sprint to (1) reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (2) change the per-activation fee from a percentage of certain of Sprint PCS' selling and marketing expenses to a fixed rate of $23.00 per activation.

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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

                                                FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                                 JUNE 30,
                                           -------------------------------------    -------------------------------------
                                                2004                 2003                2004                 2003
                                           ----------------    -----------------    ----------------    -----------------

        Cost of service and other
          operations                      $         66,509     $        56,146      $       129,146     $       108,714
        Cost of products sold                       16,379              12,399               36,162              25,243
        Selling and marketing                       10,815              12,047               21,209              24,956
                                           ----------------    -----------------    ----------------    -----------------

           Total                           $        93,703     $        80,592      $       186,517     $       158,913
                                           ================    =================    ================    =================

         In connection with the billing services provided to the Company by Sprint, the Company relies on Sprint to provide information as to monthly billing activity relative to all subscriber revenues. In addition, Sprint provides the information utilized for the settlement of all roaming revenue.

         The Company relies upon Sprint as a service provider to provide accurate information for the settlement of revenue and expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint. The Company assesses the accuracy of this information through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint in connection with the services provided to the Company by Sprint could have a material effect on the Company's financial position, results of operation or cash flows.


14.      COMMITMENTS AND CONTINGENCIES

         ALAMOSA HOLDINGS PREFERRED STOCK DIVIDENDS - In November 2003, Alamosa Holdings issued shares of Series B Convertible Preferred Stock. Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7 1/2% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings has the option to pay dividends in (1) cash, (2) shares of Alamosa Holdings Series C Preferred Stock, (3) shares of Alamosa Holdings common stock or (4) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Alamosa Holdings is a holding company that generates no revenues. Accordingly, the source of any cash dividends paid on the Series B Convertible Preferred Stock is related to capital distributions from the Company to Alamosa Holdings. During the six months ended June 30, 2004, the Company paid $6,050 in capital distributions to Alamosa Holdings for the purpose of funding Alamosa Holdings' cash dividend payments on its Series B Convertible Preferred Stock. As of June 30, 2004, Alamosa Holdings has 484,585 shares of Series B Convertible Preferred Stock issued and outstanding. Any future cash dividends paid on the Series B Convertible Preferred Stock by Alamosa Holdings will result in additional capital distributions from the Company to Alamosa Holdings.

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

         In November and December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, its Chairman and Chief Executive Officer as well as Kendall W. Cowan, its Chief Financial officer. Steven Richardson, the Company's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

         On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (Alamosa Holdings, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, Alamosa Holdings announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that Alamosa Holdings made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that Alamosa Holdings' financial statements were false and misleading because Alamosa Holdings improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss the consolidated complaint was filed on July 26, 2004.

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

         On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of Alamosa Holdings against certain of its officers and directors: David E. Sharbutt, its Chairman and Chief Executive Officer, Kendall W. Cowan, its Chief Financial Officer, as well as other current and former members of Alamosa Holdings' board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name Alamosa Holdings as a nominal defendant. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

         On November 26, 2003, Core Group PC filed a claim against Alamosa PCS and four other PCS Affiliates of Sprint in the United States District Court for the District of Kansas alleging copyright infringement related to the designs used in Sprint retail stores. The complainant sought money damages and an injunction against

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

         Alamosa PCS' continued use of the alleged copyrighted designs. This claim was dismissed on June 4, 2004 with no adverse impact to the Company.

         The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters are not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

15.      GUARANTOR FINANCIAL STATEMENTS

         Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations LLC which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the senior notes as of June 30, 2004 and December 31, 2003 and for the three months and six months ended June 30, 2004 and 2003. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

         Alamosa Holdings is an additional guarantor with respect to the 12 7/8% senior discount notes, the 12 1/2% senior notes and the 13 5/8% senior notes. Separate financial statements for Alamosa Holdings have not been provided as Alamosa Holdings is a holding company which does not independently generate operating revenue. The consolidated financial statements of Alamosa Holdings are included in its quarterly report on Form 10-Q for the quarter ended June 30, 2004.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


                           CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2004

                                                                               Non-
                                                            Guarantor        Guarantor
                                          Issuer         Subsidiaries       Subsidiary         Eliminations     Consolidated
                                        -------------    --------------    -------------       -------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents            $     6,829      $     96,434      $         23        $         --     $   103,286
   Short term investments                    50,119                --                --                  --          50,119
   Customer accounts receivable, net             --            44,022                --                  --          44,022
   Receivable from Sprint                        --            15,424                --                  --          15,424
   Intercompany receivable                   46,821                --               394             (47,215)             --
   Inventory                                     --             7,292                --                  --           7,292
   Investment in subsidiary                 874,373                --                --            (874,373)             --
   Prepaid expenses and other assets             --            10,235                --                  --          10,235
   Deferred customer acquisition costs           --             7,259                --                  --           7,259
   Deferred tax asset                            --             4,572                --                  --           4,572
                                        -------------    --------------    -------------       -------------    ------------
       Total current assets                 978,142           185,238               417            (921,588)        242,209

Property and equipment, net                      --           427,196                --                  --         427,196
Debt issuance costs, net                      9,409                --                --                  --           9,409
Intangible assets, net                           --           431,392                --                  --         431,392
Other noncurrent assets                          --             5,060                --                  --           5,060
                                        -------------    --------------    -------------       -------------    ------------
       Total assets                     $   987,551      $  1,048,886      $        417        $   (921,588)    $ 1,115,266
                                        =============    ==============    =============       =============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                     $        --      $     22,824      $         --        $         --     $    22,824
   Accrued expenses                             260            37,407                --                  --          37,667
   Payable to Sprint                             --            21,511                --                  --          21,511
   Payable to parent                            302                --                --                  --             302
   Interest payable                          21,726                --                --                  --          21,726
   Deferred revenue                              --            23,107                --                  --          23,107
   Intercompany payable                          --            47,215                --             (47,215)             --
   Current installments of capital
       leases                                    --               223                --                  --             223
                                        -------------    --------------    -------------       -------------    ------------
       Total current liabilities             22,288           152,287                --             (47,215)        127,360

Capital lease obligations                        --               807                --                  --             807
Other noncurrent liabilities                     --             6,460                --                  --           6,460
Deferred tax liability                           --            15,376                --                  --          15,376
Senior notes                                726,427                --                --                  --         726,427
                                        -------------    --------------    -------------       -------------    ------------
       Total liabilities                    748,715           174,930                --             (47,215)        876,430
                                        -------------    --------------    -------------       -------------    ------------

Stockholder's Equity:
   Preferred stock                               --                --                --                  --              --
   Common stock                                  --                --                --                  --              --
   Additional paid-in capital             1,009,990                --                --                  --       1,009,990
   LLC member's equity                           --           873,956               417            (874,373)             --
   Accumulated deficit                     (771,049)               --                --                  --        (771,049)
   Unearned compensation                       (105)               --                --                  --            (105)
                                        -------------    --------------    -------------       -------------    ------------
       Total stockholder's equity           238,836           873,956               417            (874,373)        238,836
                                        -------------    --------------    -------------       -------------    ------------
       Total liabilities and
          stockholder's equity          $   987,551      $  1,048,886      $        417        $   (921,588)    $ 1,115,266
                                        =============    ==============    =============       =============    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                                Non-
                                                            Guarantor        Guarantor
                                          Issuer         Subsidiaries       Subsidiary         Eliminations     Consolidated
                                        -------------    --------------    -------------       -------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents            $    27,542      $     70,677      $         23        $         --     $    98,242
   Restricted cash                                1                --                --                  --               1
   Customer accounts receivable, net             --            28,034                --                  --          28,034
   Receivable from Sprint                        --            22,947                --                  --          22,947
   Intercompany receivable                   48,805                --               394             (49,199)             --
   Receivable from parent                         1                --                --                  --               1
   Inventory                                     --             7,309                --                  --           7,309
   Investment in subsidiary                 658,874                --                --            (658,874)             --
   Prepaid expenses and other assets            194             9,569                --                  --           9,763
   Deferred customer acquisition costs           --             8,060                --                  --           8,060
   Deferred tax asset                            --             4,572                --                  --           4,572
                                        -------------    --------------    -------------       -------------    ------------
       Total current assets                 735,417           151,168               417            (708,073)        178,929

Property and equipment, net                      --           434,840                --                  --         434,840
Debt issuance costs, net                      1,718            12,648                --                  --          14,366
Intangible assets, net                           --           448,354                --                  --         448,354
Other noncurrent assets                          --             6,393                --                  --           6,393
                                        -------------    --------------    -------------       -------------    ------------
       Total assets                     $   737,135      $  1,053,403      $        417        $   (708,073)    $ 1,082,882
                                        =============    ==============    =============       =============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                     $        --      $     33,166      $         --        $         --     $    33,166
   Accrued expenses                             257            37,068                --                  --          37,325
   Payable to Sprint                             --            26,616                --                  --          26,616
   Interest payable                           4,563               790                --                  --           5,353
   Deferred revenue                              --            22,742                --                  --          22,742
   Intercompany payable                          --            49,199                --             (49,199)             --
   Current installments of capital
       leases                                    --               481                --                  --             481
                                        -------------    --------------    -------------       -------------    ------------
       Total current liabilities              4,820           170,062                --             (49,199)        125,683

Capital lease obligations                        --               812                --                  --             812
Other noncurrent liabilities                     --             8,693                --                  --           8,693
Deferred tax liability                           --            15,379                --                  --          15,379
Senior secured debt                              --           200,000                --                  --         200,000
Senior notes                                464,424                --                --                  --         464,424
                                        -------------    --------------    -------------       -------------    ------------
       Total liabilities                    469,244           394,946                --             (49,199)        814,991
                                        -------------    --------------    -------------       -------------    ------------

Stockholder's Equity:
   Preferred stock                               --                --                --                  --              --
   Common stock                                  --                --                --                  --              --
   Additional paid-in capital             1,015,991                --                --                  --       1,015,991
   LLC member's equity                           --           658,457               417            (658,874)             --
   Accumulated deficit                     (747,425)               --                --                  --        (747,425)
   Unearned compensation                       (145)               --                --                  --            (145)
   Accumulated other comprehensive loss,
       net of tax                              (530)               --                --                  --            (530)
                                        -------------    --------------    -------------       -------------    ------------
       Total stockholder's equity           267,891           658,457               417            (658,874)        267,891
                                        -------------    --------------    -------------       -------------    ------------
       Total liabilities and
          stockholder's equity          $   737,135      $  1,053,403      $        417        $   (708,073)    $ 1,082,882
                                        =============    ==============    =============       =============    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                                              Guarantor          Non-Guarantor
                                             Issuer          Subsidiaries         Subsidiary        Eliminations      Consolidated
                                          --------------     -------------       -------------      ------------      -------------
Revenues:
       Subscriber revenues                $         --       $   133,569         $         --       $        --       $   133,569
       Roaming and wholesale revenues               --            51,705                   --                --            51,705
                                          --------------     -------------       -------------      ------------      -------------

         Service revenues                           --           185,274                   --                --           185,274
       Product sales                                --             8,055                   --                --             8,055
                                          --------------     -------------       -------------      ------------      -------------
         Total revenues                             --           193,329                   --                --           193,329

Costs and expenses:
       Cost of services and operations              --            91,062                   --                --            91,062
       Cost of products sold                        --            16,379                   --                --            16,379
       Selling and marketing                        --            31,839                   --                --            31,839
       General and administrative
          expenses                                 331             5,177                   --                --             5,508
       Depreciation and amortization                --            25,523                   --                --            25,523
       Impairment of property and
          equipment                                 --             2,604                   --                --             2,604
       Non-cash compensation                        --                20                   --                --                20
                                          --------------     -------------       -------------      ------------      -------------
         Income (loss) from operations            (331)           20,725                   --                --            20,394
Equity in earnings of subsidiaries              20,784                --                   --           (20,784)               --
Interest and other income                          136                83                   --                --               219
Interest expense                               (18,928)              (24)                  --                --           (18,952)
                                          --------------     -------------       -------------      ------------      -------------

       Income before income taxes                1,661            20,784                   --           (20,784)            1,661
Income taxes                                      (625)               --                   --                --              (625)
                                          --------------     -------------       -------------      ------------      -------------

       Net income                         $      1,036        $    20,784         $        --       $   (20,784)      $     1,036
                                          ==============     =============       =============      ============      =============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                               Guarantor        Non-Guarantor
                                              Issuer          Subsidiaries       Subsidiary      Eliminations       Consolidated
                                          ---------------    ---------------    -------------    --------------    ----------------
Revenues:
       Subscriber revenues                $         --       $   114,550         $         --       $        --       $    114,550
       Roaming and wholesale revenues               --            35,040                   --                --             35,040
                                          ------------       -----------         ------------       -----------       ------------

         Service revenues                           --           149,590                   --                --            149,590
       Product sales                                --             5,804                   --                --              5,804
                                          ------------       -----------         ------------       -----------       ------------
         Total revenue                              --           155,394                   --                --            155,394

Costs and expenses:
       Cost of services and operations              --            80,282                   --                --             80,282
       Cost of products sold                        --            12,399                   --                --             12,399
       Selling and marketing                        --            26,584                   --                --             26,584
       General and  administrative
          expenses                                 410             5,398                   --                --              5,808
       Depreciation and amortization                --            27,419                   --                --             27,419
       Impairment of property and                   --                34                   --                --                 34
          equipment
       Non-cash compensation                        --                38                   --                --                 38
                                          ------------        ----------          ------------       -----------       ------------
         Income (loss) from operations            (410)            3,240                   --                --              2,830
Equity in loss of subsidiaries                   4,196                --                   --            (4,196)                --
Interest and other income                          174                74                   --                --                248
Interest expense                               (22,353)           (3,598)                  --                --            (25,951)
                                          ------------        ----------          ------------       -----------       -------------

       Loss before income tax benefit          (18,393)             (284)                  --            (4,196)           (22,873)
Income tax benefit                                  --             4,480                   --                --              4,480
                                          ------------        ----------          ------------       -----------       ------------

       Net income (loss)                  $    (18,393)       $    4,196          $         --       $    (4,196)      $   (18,393)
                                          ============        ==========          ============       ============      ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                             Guarantor          Non-Guarantor
                                            Issuer          Subsidiaries         Subsidiary        Eliminations      Consolidated
                                         --------------     -------------       -------------      ------------      -------------
Revenues:
       Subscriber revenues               $         --       $   258,315         $         --       $        --       $   258,315
       Roaming and wholesale revenues              --            94,858                   --                --            94,858
                                         --------------     -------------       -------------      ------------      -------------

         Service revenues                          --           353,173                   --                --           353,173
       Product sales                               --            16,846                   --                --            16,846
                                         --------------     -------------       -------------      ------------      -------------
         Total revenues                            --           370,019                   --                --           370,019

Costs and expenses:
       Cost of services and operations             --           177,278                   --                --           177,278
       Cost of products sold                       --            36,162                   --                --            36,162
       Selling and marketing                       --            62,832                   --                --            62,832
       General and administrative
          expenses                                664            10,323                   --                --            10,987
       Depreciation and amortization               --            52,907                   --                --            52,907
       Impairment of property and                  --             2,910                   --                --             2,910
          equipment
       Non-cash compensation                       --                40                   --                --                40
                                         --------------     -------------       -------------      ------------      -------------
         Income (loss) from operations           (664)           27,567                   --                --            26,903
Equity in earnings of subsidiaries             14,020                --                   --           (14,020)               --
Loss on debt extinguishment                        --           (13,101)                  --                --           (13,101)
Interest and other income                         227               159                   --                --               386
Interest expense                              (36,582)             (605)                  --                --           (37,187)
                                         --------------     -------------       -------------      ------------      -------------

       Income (loss) before income taxes      (22,999)           14,020                   --           (14,020)          (22,999)
Income taxes                                     (625)               --                   --                --              (625)
                                         --------------     -------------       -------------      ------------      -------------

       Net income (loss)                 $    (23,624)       $   14,020         $         --       $   (14,020)      $   (23,624)
                                         ==============     =============       =============      ============      =============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                              Guarantor        Non-Guarantor
                                             Issuer          Subsidiaries       Subsidiary      Eliminations       Consolidated
                                         ---------------    ---------------    -------------    --------------    ----------------
Revenues:
       Subscriber revenues               $         --       $   218,574         $         --       $        --       $    218,574
       Roaming and wholesale revenues              --            66,830                   --                --             66,830
                                         ------------       -----------         ------------       -----------       ------------

         Service revenues                          --           285,404                   --                --            285,404
       Product sales                               --            11,098                   --                --             11,098
                                         ------------       -----------         ------------       -----------       ------------
         Total revenue                             --           296,502                   --                --            296,502

Costs and expenses:
       Cost of services and operations             --           159,599                   --                --            159,599
       Cost of products sold                       --            25,243                   --                --             25,243
       Selling and marketing                       --            54,730                   --                --             54,730
       General and administrative
         expenses                                 498             8,835                   --                --              9,333
       Depreciation and amortization               --            54,301                   --                --             54,301
       Impairment of property and                  --               394                   --                --                394
          equipment
       Non-cash compensation                       --                79                   --                --                 79
                                         ------------        -----------         ------------       -----------       ------------
         Loss from operations                    (498)           (6,679)                  --                --             (7,177)
Equity in loss of subsidiaries                 (4,311)               --                   --             4,311                 --
Interest and other income                         439               178                   --                --                617
Interest expense                              (44,430)           (8,058)                  --                --            (52,488)
                                         ------------        ------------        ------------       -----------       ------------

       Loss before income tax benefit         (48,800)          (14,559)                  --             4,311            (59,048)
Income tax benefit                                 --            10,248                   --                --             10,248
                                         ------------        -----------         ------------       -----------       ------------

       Net loss                          $    (48,800)       $   (4,311)         $        --       $     4,311        $   (48,800)
                                         ============        ============        ============       ===========       ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                                                    Guarantor      Non-Guarantor
                                                       Issuer      Subsidiaries     Subsidiary    Eliminations   Consolidated
                                                    -------------- -------------   -------------  ------------- ---------------
Cash flows from operating activities:
Net income (loss)                                   $    (23,624)  $    14,020     $        --    $   (14,020)  $      (23,624)
Adjustments to reconcile net income (loss) to
 cash provided by (used in) operating
 activities
   Equity in earnings of subsidiaries                    (14,020)           --              --          14,020              --
   Non-cash interest expense on derivative
     instruments                                              --             6              --             --                6
   Non-cash accretion of asset retirement
     obligation                                               --            91              --             --               91
   Non-cash compensation expense                              --            40              --             --               40
   Provision for bad debts                                    --         4,114              --             --            4,114
   Depreciation and amortization of property
     and equipment                                            --        35,945              --             --           35,945
   Amortization of intangible assets                          --        16,962              --             --           16,962
   Amortization of financing costs included in
     interest expense                                        405            83              --             --              488
   Loss on debt extinguishment                                --        13,101              --             --           13,101
   Interest accreted on discount notes                    12,056            --              --             --           12,056
   Impairment of property and equipment                       --         2,910              --             --            2,910
   (Increase) decrease in:
      Receivables                                             --       (12,901)             --             --          (12,901)
      Inventory                                               --            17              --             --               17
      Prepaid expenses and other assets                      194         1,469              --             --            1,663
   Increase (decrease) in:
      Accounts payable and accrued expenses               17,791        (6,761)             --             --           11,030
                                                    -------------- -------------   -------------  ------------- ---------------

      Net cash provided by (used in) operating
          activities                                      (7,198)       69,096              --             --           61,898
                                                    -------------- -------------   -------------  ------------- ---------------

Cash flows from investing activities:
   Proceeds from sale of assets                               --           380              --             --              380
   Purchases of property and equipment                        --       (42,636)             --             --          (42,636)
   Investment in subsidiary                             (200,909)      200,909              --             --               --
   Change in restricted cash                                   1            --              --             --                1
   Change in short term investments                      (50,119)           --              --             --          (50,119)
   Change in intercompany balances                         1,662        (1,662)             --             --               --
                                                    -------------- -------------   -------------  ------------- ---------------

      Net cash provided by (used in) investing
        activities                                      (249,365)      156,991              --             --          (92,374)
                                                    -------------- -------------   -------------  ------------- ---------------

Cash flows from financing activities:
   Issuance of senior notes                              250,000            --              --             --          250,000
   Repayment of secured debt                                  --      (200,000)             --             --         (200,000)
   Debt issuance costs                                    (8,100)           --              --             --           (8,100)
   Capital distribution to parent                         (6,050)           --              --             --           (6,050)
   Payments on capital leases                                 --          (330)             --             --             (330)
                                                    -------------- -------------   -------------  ------------- ---------------

      Net cash provided by (used in) financing
        activities                                       235,850      (200,330)             --             --           35,520
                                                    -------------- -------------   -------------  ------------- ---------------

      Net increase (decrease) in cash and cash
        equivalents                                      (20,713)       25,757              --             --            5,044
Cash and cash equivalents at beginning of
  period                                                  27,542        70,677              23             --           98,242
                                                    -------------- -------------   -------------  ------------- ---------------

Cash and cash equivalents at end of period          $      6,829   $    96,434     $        23    $        --   $      103,286
                                                    ============== =============   =============  ============= ===============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                             (DOLLARS IN THOUSANDS)

                                                                      Guarantor      Non-Guarantor
                                                        Issuer       Subsidiaries     Subsidiary     Eliminations      Consolidated
                                                    --------------  ---------------  -------------  ---------------    ------------
Cash flows from operating activities:
Net loss                                            $    (48,800)  $    (4,311)     $        --     $     4,311      $    (48,800)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
   Equity in loss of subsidiaries                          4,311            --               --           (4,311)              --
   Non-cash compensation expense                              --            79               --              --                79
   Provision for bad debts                                    --        10,000               --              --            10,000
   Non-cash interest benefit on derivative
     instruments                                              --          (261)              --              --              (261)
   Depreciation and amortization of property
     and equipment                                            --        34,268               --              --            34,268
   Amortization of intangibles assets                         --        20,033               --              --            20,033
   Amortization of financing costs included in
     interest expense                                      1,011         1,226               --              --             2,237
   Amortization of discounted interest                       198            --               --              --               198
   Deferred tax benefit                                       --       (10,248)              --              --           (10,248)
   Interest accreted on discount notes                    17,377            --               --              --            17,377
   Impairment of property and equipment                       --           394               --              --               394
   (Increase) decrease in:
      Receivables                                            569        (2,112)              --              --            (1,543)
      Inventory                                               --         1,989               --              --             1,989
      Prepaid expenses and other assets                      (72)       (1,306)              --              --            (1,378)
   Decrease in:
      Accounts payable and accrued expenses                  113        (4,721)              --              --            (4,608)
                                                    ------------   -----------      -----------     -----------      ------------

      Net cash provided by (used in) operating
        activities                                       (25,293)       45,030               --              --            19,737
                                                    ------------   -----------      -----------     -----------      ------------

Cash flows from investing activities:
   Proceeds from sale of assets                               --         2,454               --              --             2,454
   Purchases of property and equipment                        --       (19,196)              --              --           (19,196)
   Change in restricted cash                              24,977            --               --              --            24,977
   Change in intercompany balances                        10,089       (10,089)              --              --                --
                                                    ------------   -----------      -----------     -----------      ------------

      Net cash provided by (used in) investing
        activities                                        35,066       (26,831)              --              --             8,235
                                                    ------------   -----------      -----------     -----------      ------------

Cash flows from financing activities:
   Capital distribution to parent                           (174)           --               --              --              (174)
   Payments on capital leases                                 --          (699)              --              --              (699)
                                                    ------------   ------------     -----------     -----------      -------------

      Net cash used in financing activities                 (174)         (699)              --              --              (873)
                                                    -------------  -----------      -----------     -----------      -------------

      Net increase in cash and cash equivalents            9,599        17,500               --              --            27,099
Cash and cash equivalents at beginning of
  period                                                  17,821        42,681               23              --            60,525
                                                    ------------   -----------      -----------     -----------      ------------

Cash and cash equivalents at end of period          $     27,420   $    60,181      $        23     $        --      $     87,624
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

GENERAL

         As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At June 30, 2004, we had total licensed POPs of over 15.8 million, covered POPs of approximately 12.1 million and total subscribers of approximately 813,000.

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

         ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS - In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset was amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset became fully amortized in the first quarter of 2004.

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

         LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 76 percent of our total assets at June 30, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill recorded in 2002 and the trends in the wireless telecommunications industry that drove our decision to launch a debt exchange offer in September 2003 were deemed to be "triggering events" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests was assumed to be ten years. No impairment was indicated as a result of these tests. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003

         SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 813,000 at June 30, 2004 compared to approximately 677,000 at June 30, 2003. This growth of approximately 136,000 subscribers or 20 percent year over year compares to 19 percent growth from June 30, 2002 to June 30, 2003.

         Average monthly churn for the second quarter of 2004 was approximately
2.1 percent compared to approximately 2.5 percent for the second quarter of 2003. This level of churn in the second quarter of 2004 was slightly less than that in the first quarter of 2004 when we experienced average monthly churn of
2.4 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

         SERVICE REVENUES - Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

         Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $133,569 for the quarter ended June 30, 2004 compared to $114,550 for the quarter ended June 30, 2003. This increase of 17 percent was primarily due to the 20 percent increase in our subscriber base discussed above. Subscriber revenues were $258,315 for the six months ended June 30, 2004 compared to $218,574 for the six months ended June 20, 2003. This increase of 18 percent was also primarily due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) decreased slightly in the second quarter of 2004 to $56 compared to $57 in the second quarter of 2003. Base ARPU in the first six months of 2004 was $56 which was consistent with base ARPU of $56 in the first six months of 2003.

         Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory that roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

         Roaming revenue was $45,774 for the quarter ended June 30, 2004 compared to $34,259 for the quarter ended June 30, 2003. This increase of 34 percent was primarily due to a 40 percent increase in inbound roaming minutes to 553 million for the quarter ended June 30, 2004 compared to 395 million for the quarter ended June 30, 2003. Roaming revenue was $86,412 for the six months ended June 30, 2004 compared to $65,396 for the six months ended June 30, 2003. This increase of 32 percent was primarily due to a 43 percent increase in inbound roaming minutes to 1,050 million for the six months ended June 30, 2004 compared to 735 million for the six months ended June 30, 2003. The percentage increase in revenue in both the three and six month periods ended June 30, 2004 was less than the respective percentage increases in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint where per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate has been 5.8 cents per minute since January 1, 2003. The November 2003 amendments to our affiliation agreements with Sprint (as amended in March 2004) that became effective on December 1, 2003 after the completion of our debt exchange, fixed our reciprocal roaming rate with Sprint at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that other Sprint subscribers roam onto our network at a higher rate than our subscribers roam onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.13 to 1 for the six months ended June 30, 2004 and we expect this margin to trend close to 1 to 1 over time. The toll rate for long distance charges associated with Sprint roaming is expected to decline gradually from its current rate of between approximately 1.5 and 2 cents per minute. We have experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and has declined in some cases during 2004 compared to 2003.

         Wholesale revenue was $5,931 for the quarter ended June 30, 2004 compared to $781 for the quarter ended June 30, 2003. This increase of 659 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis meaning all minutes of use for those subscribers in their home areas are on the PCS network of Sprint. Wholesale revenue was $8,446 for the six months ended June 30, 2004 compared to $1,434 for the six months ended June 30, 2003. This increase of 489 percent was also due to the addition of wholesale subscribers discussed above.

         PRODUCT SALES AND COST OF PRODUCTS SOLD - We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and cost of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we may receive a credit from Sprint, which is less than the amount we originally paid for the handset.

         Product sales revenue for the second quarter of 2004 was $8,055 compared to $5,804 for the second quarter of 2003. Cost of products sold for the second quarter of 2004 was $16,379 compared to $12,399 for the second quarter of 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $8,324 in the second quarter of 2004 and $6,595 in the second quarter of 2003. Product sales revenue for the first six months of 2004 was $16,846 compared to $11,098 for the first six months of 2003. Cost of products sold for the first six months of 2004 was $36,162 compared to $25,243 for the first six months of 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $19,316 in the first six months of 2004 and $14,145 in the first six months of 2003. The increase in subsidies of $1,729 and $5,171 in the three and six months ended June 30, 2004, respectively, is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 14,000 and 27,000, respectively. In addition to the increase in the number of activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

         COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $91,062 in the second quarter of 2004 were approximately 13 percent higher than the $80,282 incurred in the second quarter of 2003. Expenses of $177,278 in the first six months of 2004 were approximately 11 percent higher than the $159,599 incurred in the first six months of 2003. The increase in expenses in the second quarter and first six months of 2004 was due to the increased volume of traffic carried on our network. Total minutes of use on our network were 2.2 billion minutes in the second quarter of 2004 compared to 1.5 billion minutes in the second quarter of 2003 for an increase in traffic of 47 percent. Total minutes of use on our network were 4.2 billion minutes in the first six months of 2004 compared to 2.8 billion minutes in the first six months of 2003 for an increase in traffic of 50 percent. The increase in costs was less than the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

         SELLING AND MARKETING EXPENSES (EXCLUDING NON-CASH COMPENSATION) - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $31,839 in the second quarter of 2004 were 20 percent higher than the $26,584 incurred in the second quarter of 2003. Total selling and marketing expenses of $62,832 in the first six months of 2004 were 15 percent higher than the $54,730 incurred in the first six months of 2003. The increase experienced during the three months and six months ended June 30, 2004 is attributable to an increase in variable costs due to the fact that we had more gross activations in the second quarter and first six months of 2004 than in the second quarter and first six months of 2003.

         GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) - General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $5,508 in the second quarter of 2004 were 4 percent less than the $5,808 incurred in the second quarter of 2003. General and administrative expenses of $10,987 in the first six months of 2004 were 18 percent higher than the $9,333 incurred in the first six months of 2003. General and administrative expenses include corporate costs and expenses such as administration and finance. The increase in the first six months of 2004 has been the result of increased professional fees being driven by various efforts undertaken in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002, additional legal fees incurred in defense of class action lawsuits brought late in 2003 and additional personnel costs.

         DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $17,965 in the second quarter of 2004, which was 3 percent less than the $17,403 recorded in the second quarter of 2003. Depreciation totaled $35,945 in the first six months of 2004 which was 5 percent higher than the $34,268 recorded in the first six months of 2003. The increase in the first six months of 2004 is due to the increase in depreciable costs as a result of our capital expenditures in the last six months of 2003 and the first six months of 2004. The slight decrease in the second quarter of 2004 compared to the second quarter of 2003 was due to a significant amount of asset disposals related to the replacement of certain obsolete equipment as discussed below.

         Amortization expense relates to intangible assets recorded in connection with the acquisitions closed in 2001. We recorded two identifiable intangibles in connection with each of the acquisitions, consisting of values assigned to the agreements with Sprint and the customer base acquired. Amortization expense of $7,558 in the second quarter of 2004 was 25 percent less than the $10,016 in the second quarter of 2003. Amortization expense of $16,962 in the first six months of 2004 was 15 percent less than the $20,033 in the first six months of 2003. The decrease in both the second quarter and first six months of 2004 is due to the fact that the intangible asset related to the subscriber base acquired became fully amortized in the first quarter of 2004.

         IMPAIRMENT OF PROPERTY AND EQUIPMENT - We recorded impairments of property and equipment in the second quarter and first six months of 2004 of $2,604 and $2,910, respectively, compared to $34 and $394, in the second quarter and first six months of 2003. Impairments recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

         NON-CASH COMPENSATION -Non-cash compensation expense of $20 in the second quarter of 2004 was 47 percent less than the $38 in the second quarter of 2003. Non-cash compensation expense of $40 in the first six months of 2004 was 49 percent less than the $79 in the first six months of 2003. The non-cash compensation expense relates to the vesting of restricted Alamosa Holdings stock that has been awarded to certain of our officers.

         OPERATING INCOME (LOSS) - Our operating income for the second quarter of 2004 was $20,394 compared to $2,830 for the second quarter of 2003, representing an improvement of $17,564. Our operating income for the first six months of 2004 was $26,903 compared to a loss of $7,177 for the first six months of 2003, representing an improvement of $34,080. The improvement in operating income is primarily attributable to the leverage we are experiencing in spreading our fixed costs over a larger base of subscribers.

         LOSS ON DEBT EXTINGUISHMENT - The loss on debt extinguishment of $13,101 recorded in the first six months of 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

         INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess cash including restricted cash. Income of $219 in the second quarter of 2004 was 12 percent less than the $248 earned in the second quarter of 2003. Income of $386 in the first six months of 2004 was 37 percent less than the $617 earned in the first six months of 2003. The decrease in interest earned in the second quarter is primarily due to declining interest rates in the market. The decrease in interest earned in the first six months is also due to declining rates in the market as well as the decrease in restricted cash of approximately $25 million during the first six months of 2003.

         INTEREST EXPENSE - Interest expense for the second quarter of 2004 and 2003 included non-cash interest of $6,278 and $8,825, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $18,952 in the second quarter of 2004 from $25,951 in the second quarter of 2003 is due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

         Interest expense for the first six months of 2004 and 2003 included non-cash interest of $12,550 and $19,551, respectively. The decrease in total interest expense to $37,187 in the first six months of 2004 from $52,488 in the first six months of 2003 is also due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

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

         The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. During the first six months of 2004, we recorded a 100 percent valuation allowance against all current net operating losses generated for tax purposes and recorded $625 in current income tax expense related to our expected alternative minimum tax ("AMT") liability for 2004.

CASH FLOWS

         OPERATING ACTIVITIES - Operating cash flows increased $42,161 in the first six months of 2004 compared to the first six months of 2003. This increase is primarily due to our increased income before non-cash items of $36,812 coupled with working capital changes of $5,349.

         INVESTING ACTIVITIES - Our investing cash flows were negative $92,374 in the first six months of 2004 compared to positive $8,235 in the first six months of 2003. The decrease of $100,609 is due primarily to three items. First, our cash capital expenditures for the first six months of 2004 were $23,440 higher than that in the first six months of 2003 due to the payment of obligations incurred in the fourth quarter of 2003. Secondly, the first six months of 2004 included a decrease in restricted cash of $24,977 which is reflected as a positive cash flow from investing activities in that quarter. Restricted cash only decreased by $1 in the first six months of 2004. Additionally, in the first six months of 2004, we established a short term investment account in an effort to improve yields on excess liquidity. The amount invested in the first six months of 2004 was $50,119.

         FINANCING ACTIVITIES - Our financing cash flows increased in the first six months of 2004 to a positive $35,520 from a negative $873 in the first six months of 2003. Our financing cash flows in the first six months of 2003 primarily consisted of repayments on capital leases and capital distributions paid to Alamosa Holdings.. In the first quarter of 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid capital distributions to Alamosa Holdings of $6,050 during the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

         While we have incurred significant net losses since inception and negative cash flows from operating activities through 2002, we generated approximately $56 million and $62 million of cash flows from operating activities for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. In November 2003, we completed a debt exchange that provided for approximately $238 million of principal debt reduction.

         As of June 30, 2004, we had $103 million of cash on hand as well as $50 million in short term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

         Our future liquidity will be dependent on a number of factors influencing our projections of operating cash flows, including those related to subscriber growth, ARPU, average monthly churn and cost per gross addition. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve our intended business objectives.

FUTURE TRENDS THAT MAY AFFECT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

         During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we did experience improvement in subscriber growth in the second quarter and first six months of 2004, we are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

         We may experience a higher average monthly churn rate. Our average monthly churn for the second quarter of 2004 was 2.1 percent compared to 2.7 percent for the year ended December 31, 2003 and 3.4 percent for the year ended December 31, 2002. The rate of churn experienced in 2002 was the highest that we have experienced on an annual basis since the inception of the Company. We expect that in the near term churn may increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during the second quarter of 2004. Through the second quarter of 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Each of our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report, based on the evaluation of these controls and procedures required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

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

In November and December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, its Chairman and Chief Executive Officer as well as Kendall W. Cowan, its Chief Financial officer. Steven Richardson, our Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (Alamosa Holdings, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, Alamosa Holdings announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that Alamosa Holdings made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that Alamosa Holdings' financial statements were false and misleading because it improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss the consolidated complaint was filed on July 26, 2004.

We believe that the defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect our financial condition.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of Alamosa Holdings against certain of its officers and directors: David E. Sharbutt, its Chairman and Chief Executive Officer, Kendall
W. Cowan, its Chief Financial Officer, as well as other current and former members of Alamosa Holdings' board of directors, including Scotty Hart, Michael
V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven
C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name Alamosa Holdings as a nominal defendant. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

On November 26, 2003, Core Group PC filed a claim against Alamosa PCS and four other PCS Affiliates of Sprint in the United States District Court for the District of Kansas alleging copyright infringement related to the designs used in Sprint retail stores. The complainant sought money damages and an injunction against Alamosa PCS' continued use of the alleged copyrighted designs. This claim was dismissed on June 4, 2004 with no adverse impact to us.

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


                       ALAMOSA (DELAWARE), INC.
                       (Registrant)


                        /s/ David E. Sharbutt
                      -----------------------
                       David E. Sharbutt
                       Chairman of the Board of Directors and
                       Chief Executive Officer
                       (Principal Executive Officer)


                       /s/ Kendall W. Cowan
                       -----------------------
                       Kendall W. Cowan
                       Chief Financial Officer
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

10.1+                Second Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase
                     Plan filed as Exhibit 10.39 to Amendment No. 1 to the Registration Statement
                     of Form S-4, dated July 14, 2004 (Registration No. 333-114592), of Alamosa
                     (Delaware), Inc., which exhibit is incorporated herein by reference.

10.2                 Addendum VIII to Sprint PCS Management Agreement and Sprint PCS Services
                     Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P.,
                     WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon
                     Wireless, LLC, filed as Exhibit 10.65 to Amendment No. 1 to the Registration
                     Statement on Form S-4, dated July 14, 2004 (Registration No. 333-114592), of
                     Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.3                 Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services
                     Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P.,
                     WirelessCo, L.P., Sprint Communications Company L.P. and Texas
                     Telecommunications LP, filed as Exhibit 10.66 to Amendment No. 1 to the
                     Registration Statement on Form S-4, dated July 14, 2004 (Registration No.
                     333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.4                 Addendum VII to Sprint PCS Management Agreement and Sprint PCS Services
                     Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P.,
                     SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and
                     Southwest PCS, L.P., filed as Exhibit 10.67 to Amendment No. 1 to the
                     Registration Statement on Form S-4, dated July 14, 2004 (Registration No.
                     333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.5                 Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services
                     Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P.,
                     WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin
                     Limited Partnership, filed as Exhibit 10.68 to Amendment No. 1 to the
                     Registration Statement on Form S-4, dated July 14, 2004 (Registration No.
                     333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

10.6                 Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services
                     Agreement, dated June 14, 2004 by and among Sprint Spectrum L.P.,
                     WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa









                      Missouri, LLC, filed as Exhibit 10.69 to Amendment No. 1 to the Registration
                      Statement on Form S-4, dated July 14, 2004 (Registration No. 333-114592), of
                      Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

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