Form 10-Q
period 2004-09-30
ALAMOSA DELAWARE INC
filed 2004-11-12
CIK 1097722

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 for the quarterly period ended September 30, 2004

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

YES [ ]  NO [X]

As of November 11, 2004, 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a)
AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.

                            ALAMOSA (DELAWARE), INC.

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at September 30, 2004 and December 31, 2003 (unaudited)                                   3

           Consolidated Statements of Operations for the three months and nine months ended
           September 30, 2004 and 2003 (unaudited)                                                                               4

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)               5

           Notes to the Consolidated Financial Statements                                                                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                                25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                           34

Item 4.    Controls and Procedures                                                                                              34

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                                    34

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                                          35

Item 3.    Defaults Upon Senior Securities                                                                                      35

Item 4.    Submission of Matters to a Vote of Security Holders                                                                  36

Item 5.    Other Information                                                                                                    36

Item 6.    Exhibits                                                                                                             36

SIGNATURES                                                                                                                      37

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            ALAMOSA (DELAWARE), INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                (dollars in thousands, except share information)

                                                                             SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                                             --------------------   ---------------------

ASSETS

Current assets:
   Cash and cash equivalents                                                 $           106,291    $            98,242
   Restricted cash                                                                            --                      1
   Short term investments                                                                 50,342                     --
   Customer accounts receivable, net                                                      45,164                 28,034
   Receivable from Sprint                                                                 18,531                 22,947
   Receivable from parent                                                                     --                      1
   Inventory                                                                               6,778                  7,309
   Prepaid expenses and other assets                                                      10,798                  9,763
   Deferred customer acquisition costs                                                     6,884                  8,060
   Deferred tax asset                                                                      4,572                  4,572
                                                                             --------------------   ---------------------

     Total current assets                                                                249,360                178,929

   Property and equipment, net                                                           431,363                434,840
   Debt issuance costs, net                                                                9,286                 14,366
   Intangible assets, net                                                                424,283                448,354
   Other noncurrent assets                                                                 4,700                  6,393
                                                                             --------------------   ---------------------

     Total assets                                                            $         1,118,992    $         1,082,882
                                                                             ====================   =====================

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Accounts payable                                                          $            25,880    $            33,166
   Accrued expenses                                                                       41,188                 37,325
   Payable to Sprint                                                                      26,729                 26,616
   Payable to parent                                                                         475                     --
   Interest payable                                                                        8,423                  5,353
   Deferred revenue                                                                       23,284                 22,742
   Current installments of capital leases                                                    168                    481
                                                                             --------------------   ---------------------

     Total current liabilities                                                           126,147                125,683
                                                                             --------------------   ---------------------

Long term liabilities:
   Capital lease obligations                                                                 777                    812
   Other noncurrent liabilities                                                            6,225                  8,693
   Deferred tax liability                                                                 15,376                 15,379
   Senior secured debt                                                                        --                200,000
   Senior notes                                                                          732,722                464,424
                                                                             --------------------   ---------------------

     Total long term liabilities                                                         755,100                689,308
                                                                             --------------------   ---------------------

     Total liabilities                                                                   881,247                814,991
                                                                             --------------------   ---------------------

Commitments and contingencies (see Note 14)                                                   --                     --

Stockholder's equity:
   Preferred  stock,  $.01 par value;  1,000 shares  authorized;
     no shares issued                                                                         --                     --
   Common stock, $.01 par value; 9,000 shares authorized,
     100 and 100 shares issued and outstanding, respectively                                  --                     --
   Additional paid-in capital                                                          1,007,692              1,015,991
   Accumulated deficit                                                                  (769,862)              (747,425)
   Unearned compensation                                                                     (85)                  (145)
   Accumulated other comprehensive loss, net of tax                                           --                   (530)
                                                                             --------------------   ---------------------

     Total stockholder's equity                                                          237,745                267,891
                                                                             --------------------   ---------------------

     Total liabilities and stockholder's equity                              $         1,118,992    $         1,082,882
                                                                             ====================   =====================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                          FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------   ------------------------------
                                                              2004           2003            2004             2003
                                                          ------------    ------------   -------------    -------------

Revenues:
   Subscriber revenues                                    $   143,623     $   116,665    $   401,938      $   335,239
   Roaming and wholesale revenues                              59,106          41,126        153,964          107,956
                                                          ------------    ------------   -------------    -------------

     Service revenues                                         202,729         157,791        555,902          443,195
   Product sales                                                8,637           8,599         25,483           19,697
                                                          ------------    ------------   -------------    -------------

     Total revenue                                            211,366         166,390        581,385          462,892
                                                          ------------    ------------   -------------    -------------

Costs and expenses:
   Cost of service and operations (excluding non-cash
      compensation of $2 and $4 for the  three months
      ended September 30, 2004 and 2003, respectively,
      and $6 and $12 for the nine months ended September
      30, 2004 and 2003, respectively)                         99,250          83,313        276,528          242,912
   Cost of products sold                                       20,265          14,913         56,427           40,156
   Selling and marketing (excluding non-cash
      compensation of $2 and $4 for the three months
      ended September 30, 2004 and 2003, respectively
      and $6 and $12 for the nine months ended                 40,090          29,801        102,922           84,531
      September 30, 2004 and 2003, respectively)
   General and administrative expenses (excluding non-cash
      compensation of $16 and $37 for the three months
      ended September 30, 2004 and 2003, respectively,
      and $48 and $100 for the nine months ended
      September 30, 2004 and 2003, respectively)                5,648           3,980         16,635           12,117
   Depreciation and amortization                               25,886          28,235         78,793           82,536
   Impairment of property and equipment                           172             291          3,082              685
   Non-cash compensation                                           20              45             60              124
                                                          ------------    ------------   -------------    -------------

     Total costs and expenses                                 191,331         160,578        534,447          463,061
                                                          ------------    ------------   -------------    -------------

     Income (loss) from operations                             20,035           5,812         46,938             (169)
Loss on debt extinguishment                                        --              --        (13,101)              --
Debt exchange expenses                                             --          (2,332)            --           (3,528)
Interest and other income                                         358             186            744              803
Interest expense                                              (19,206)        (26,519)       (56,393)         (79,007)
                                                          ------------    ------------   -------------    -------------

   Income (loss) before income taxes                            1,187         (22,853)       (21,812)         (81,901)
Income tax (expense) benefit                                       --           5,446           (625)          15,694
                                                          ------------    ------------   -------------    -------------

   Net income (loss)                                      $     1,187     $   (17,407)   $   (22,437)     $   (66,207)
                                                          ============    ============   =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            ALAMOSA (DELAWARE), INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                         FOR THE NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                    ------------------------------------
                                                                                         2004                 2003
                                                                                    ----------------     ---------------

Cash flows from operating activities:
   Net loss                                                                         $      (22,437)      $      (66,207)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Non-cash compensation                                                                        60                  124
   Non-cash interest expense (benefit) on derivative instruments                                 6                 (468)
   Non-cash accretion of asset retirement obligations                                          139                  524
   Provision for bad debts                                                                   7,603               11,100
   Depreciation and amortization of property and equipment                                  54,269               52,486
   Amortization of intangible assets                                                        24,524               30,050
   Amortization of financing costs included in interest expense                                718                3,362
   Amortization of discounted interest                                                          --                  297
   Loss on debt extinguishment                                                              13,101                   --
   Deferred tax benefit                                                                         --              (15,694)
   Interest accreted on discount notes                                                      18,351               26,483
   Impairment of property and equipment                                                      3,082                  685
   Debt exchange expenses                                                                       --                3,528
   (Increase) decrease in:
     Receivables                                                                           (20,318)              (3,950)
     Receivable from/payable to parent                                                         476                  365
     Inventory                                                                                 531                1,390
     Prepaid expenses and other assets                                                       1,834               (1,138)
   Increase (decrease) in:
     Accounts payable and accrued expenses                                                   7,069               (6,765)
                                                                                    ----------------     ---------------

     Net cash provided by operating activities                                              89,008               36,172
                                                                                    ----------------     ---------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                                569                2,496
   Purchases of property and equipment                                                     (63,765)             (31,645)
   Purchase of intangible asset                                                               (453)                  --
   Change in restricted cash                                                                     1               34,724
   Change in short term investments                                                        (50,342)                  --
                                                                                    ----------------     ---------------

     Net cash provided by (used in) investing activities                                  (113,990)               5,575
                                                                                    ----------------     ---------------

Cash flows from financing activities:
   Proceeds from issuance of senior notes                                                  250,000                   --
   Repayments of borrowings under senior secured debt                                     (200,000)                  --
   Debt issuance costs                                                                      (8,206)                  --
   Debt exchange expenses                                                                       --               (3,528)
   Capital distributions                                                                    (8,348)                (173)
   Payments on capital leases                                                                 (415)                (884)
                                                                                    ----------------     ---------------

     Net cash provided by (used in) financing activities                                    33,031               (4,585)
                                                                                    ----------------     ---------------

Net increase in cash and cash equivalents                                                    8,049               37,162
Cash and cash equivalents at beginning of period                                            98,242               60,525
                                                                                    ----------------     ---------------

Cash and cash equivalents at end of period                                          $      106,291       $       97,687
                                                                                    ================     ===============

Supplemental disclosure of non-cash financing and investing activities:
   Asset retirement obligations capitalized                                         $          143       $        1,243
   Capitalized lease obligations incurred                                           $           67       $           73
   Change in accounts payable for purchases of property and equipment               $       (9,532)      $       (7,065)

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
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

1.   BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited consolidated balance sheet at September 30, 2004, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2004 and 2003, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2004 and
     2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America.
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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

     While the Company has incurred substantial net losses since inception and incurred negative cash flows from operating activities through 2002, the
     Company generated approximately $56 million and $89 million of cash flows from operating activities for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. In November 2003, the
     Company completed a debt exchange that provided for approximately $238 million of principal debt reduction.

     As of September 30, 2004, the Company had $106 million in cash and cash equivalents as well as $50 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements
     (including dividends on Alamosa Holdings' preferred stock) for at least the next 12 months.

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

4.   STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board ("APB")
     Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months and nine months ended September 30, 2004 or 2003, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying common stock of Alamosa Holdings on the date of grant.
     Non-cash compensation expense reflected in the consolidated statements of operations for the three month and nine month periods ended September 30,
     2004 and 2003 relate to the vesting of shares of restricted Alamosa
     Holdings stock awarded to officers and directors and unrestricted shares of
     Alamosa Holdings stock awarded to directors and are not related to the granting of stock options. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123,
     "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                           -------------------------------------    -------------------------------------
                                                 2004                2003                2004                 2003
                                           -----------------    ----------------    ----------------     ----------------

        Net income (loss) - as reported    $         1,187      $       (17,407)    $       (22,437)     $       (66,207)
        Add:  stock-based employee
           compensation included in
           reported net income (loss),
           net of related tax                           20                   45                  60                  124
        Deduct:  stock-based employee
           compensation expense
           determined under fair value
           method for all awards, net of
           related tax effects                      (3,652)                 127              (6,421)              (3,296)
                                           -----------------    ----------------    ----------------     ----------------
        Net loss - pro forma               $        (2,445)     $       (17,235)    $       (28,798)     $       (69,379)
                                           =================    ================    ================     ================

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

5.   SHORT TERM INVESTMENTS

     During the first nine months of 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. In connection with this amendment, the Company established a short term investment account in the second quarter of 2004 to invest excess liquidity and improve earnings on this excess liquidity. The investment account is managed by a third party in accordance with the board approved investment policy and consists primarily of short term corporate debt securities with a Moody's rating of Aa3 or higher or a Standard & Poor's rating of AA- or higher. The fair value of the Company's short term investments approximates carrying value due to the short term nature of these investments.

6.   ACCOUNTS RECEIVABLE

     CUSTOMER ACCOUNTS RECEIVABLE - Customer accounts receivable represents amounts owed to the Company by subscribers for PCS service. The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5.7 million and $6.0 million at September 30,
     2004 and December 31, 2003, respectively.

     RECEIVABLE FROM SPRINT - Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

                                               SEPTEMBER 30, 2004         DECEMBER 31, 2003
                                             -----------------------    -----------------------

        Net roaming receivable               $               15,331     $               13,071
        Accrued service revenue                               2,982                      2,584
        Service fee refund                                       --                      6,418
        Other amounts due from Sprint                           218                        874
                                             -----------------------    -----------------------
                                             $               18,531     $               22,947
                                             =======================    =======================

     Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming revenue receivable is net of amounts owed to Sprint relative to the
     Company's subscribers who utilize the PCS network of Sprint outside of the
     Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint, which have been collected from other PCS providers and wholesale customers for their customers' usage of the
     Company's portion of the PCS network of Sprint.

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

7.   PROPERTY AND EQUIPMENT

     Property and equipment are stated net of accumulated depreciation and amortization of $230.9 million and $188.1 million at September 30, 2004 and
     December 31, 2003, respectively.

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

     An initial asset retirement obligation of $1,213 was recorded and classified in other non-current liabilities and a corresponding increase in property and equipment of $1,213 was recorded in the third quarter of 2003 relating to obligations that existed upon the adoption of SFAS No. 143. The
     Company incurred additional asset retirement obligations during the year ended December 31, 2003 and the nine months ended September 30, 2004 of $35 and $143, respectively, related to new leases entered into. Included in costs of services and operations in the Company's statement of operations for the year ended December 31, 2003 is a charge of $402 related to the cumulative accretion of the asset retirement obligations as of the adoption of SFAS No. 143 as well as an additional $163 in accretion recorded for the year ended December 31, 2003. Included in depreciation and amortization expenses in the Company's statement of operations for the year ended
     December 31, 2003 is a charge of $364 related to the cumulative depreciation of the related assets recorded at the time of the adoption of
     SFAS No. 143 as well as an additional $123 in depreciation recorded for the year ended December 31, 2003.

     For the nine months ended September 30, 2004, the Company recorded $139 in accretion of asset retirement obligations and $96 in depreciation of the related assets. For purposes of determining the asset retirement obligations, the Company has assigned a 100% probability of enforcement to the remediation obligations and has assumed an average settlement period of
     20 years.

9.   INTANGIBLE ASSETS

     In connection with acquisitions completed during 2001, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies.

     The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition or approximately 17.6

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

     years. The value assigned to the subscriber bases acquired was being amortized using the straight-line method over the estimated life of the acquired subscribers, or approximately three years and became fully amortized during 2004.

     In September 2004 the Company purchased the rights to additional territory from Sprint in connection with an amendment of one of its management agreements. The purchase price of $467 consisted of $14 allocated to purchased equipment and $453 allocated to the value of the Sprint agreement associated with the territory acquired. The intangible asset related to the
     Sprint agreement will be amortized over the remaining original term of the
     Sprint agreement at the time of purchase or approximately 14 years.

     Intangible assets consist of:

                                                       SEPTEMBER 30, 2004          DECEMBER 31, 2003
                                                     ------------------------    -----------------------

        Sprint affiliate and other agreements        $              532,653      $              532,200
        Accumulated amortization                                   (108,370)                    (85,692)
                                                     ------------------------    -----------------------

            Subtotal                                                424,283                     446,508
                                                     ------------------------    -----------------------

        Subscriber base acquired                                     29,500                      29,500
        Accumulated amortization                                    (29,500)                    (27,654)
                                                     ------------------------    -----------------------

            Subtotal                                                     --                       1,846
                                                     ------------------------    -----------------------

        Intangible assets, net                       $              424,283      $              448,354
                                                     ========================    =======================

     Amortization expense relative to intangible assets was $7,562 and $10,017 for the three months ended September 30, 2004 and 2003, respectively.
     Amortization expense relative to intangible assets was $24,524 and $30,050 for the nine months ended September 30, 2004 and 2003, respectively.

     Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

             YEAR ENDED DECEMBER 31,
             -----------------------

                       2004                $        32,090
                       2005                         30,266
                       2006                         30,266
                       2007                         30,266
                       2008                         30,266
                    Thereafter                     295,653
                                           ----------------
                                           $       448,807
                                           ================

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

10.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                  SEPTEMBER 30, 2004       DECEMBER 31, 2003
                                                                 ---------------------    ---------------------

              SENIOR NOTES:
                  12 7/8% Senior Discount Notes, net of discount $             6,101      $             5,556
                  12% Senior Discount Notes, net of discount                 211,801                  193,995
                  12 1/2% Senior Notes                                        11,600                   11,600
                  13 5/8% Senior Notes                                         2,325                    2,475
                  11% Senior Notes                                           250,895                  250,798
                  8 1/2% Senior Notes                                        250,000                       --
                                                                 ---------------------    ---------------------

              Total Senior Notes                                             732,722                  464,424

              SENIOR SECURED CREDIT FACILITY                                      --                  200,000
                                                                 ---------------------    ---------------------

              TOTAL DEBT                                                     732,722                  664,424
              Less current maturities                                             --                       --
                                                                 ---------------------    ---------------------

              LONG TERM DEBT, EXCLUDING CURRENT MATURITIES       $           732,722      $           664,424
                                                                 =====================    =====================

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

     The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2003 was 4.69%. Alamosa Holdings, LLC was also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The Company entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility, as discussed in Note 12.

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

11.  INCOME TAXES

     The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The annual rate is then applied to the Company's quarterly operating results. The income tax benefit in 2003 was recognized based on an assessment of the combined expected future taxable income of the Company and expected reversals of the temporary differences from acquisitions completed in 2001.
     In addition, the Company establishes a valuation allowance for the deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during
     2003 as deferred tax assets were expected to exceed deferred tax liabilities. The establishment of this valuation allowance in the nine months ended September 30, 2003 resulted in an effective tax rate of 19.2 percent. For the nine months ended September 30, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance. The effective tax rate for the nine months ended September 30, 2004 is negative 2.9 percent, due to the fact that the Company has estimated that it will have a current alternative minimum tax ("AMT") liability for the year ending December 31, 2004.

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

     As of December 31, 2003, the Company had recorded $1,275 in "other noncurrent liabilities" related to the fair value of derivative instruments used for hedging purposes, including $856 representing derivative instruments that qualified for hedge accounting under SFAS No. 133. These instruments were settled for cash in January 2004 in connection with the termination of the Senior Secured Credit Facility. During the nine month period ended September 30, 2004, the Company recognized losses of $6 (net of income tax benefit of $3) in other comprehensive income related to the change in fair value of these derivative instruments from January 1, 2004 through the settlement of the instruments. The balance of other comprehensive income related to these derivative instruments was recognized in the first quarter of 2004 when the derivatives were terminated. The net other comprehensive loss balance of $536 is included in the loss on debt extinguishment recorded in the consolidated statement of operations for the nine months ended September 30, 2004.

     During the nine month period ended September 30, 2003, the Company recognized a gain of $707 (net of income tax expense of $439) in other comprehensive income related to the change in fair values of derivative instruments.

     Total comprehensive income (loss) for the three months and nine months ended September 30, 2004 and 2003 is illustrated below:

                                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                           -------------------------------------    -------------------------------------
                                                2004                 2003                2004                 2003
                                           ----------------    -----------------    ----------------    -----------------

        Net income (loss)                  $         1,187     $       (17,407)     $       (22,437)    $       (66,207)
        Change in fair values of
           derivative instruments,
           net of income tax expense
           (benefit) of $0, $244, $0
           and $439, respectively                       --                 226                   --                 707
                                           ----------------    -----------------    ----------------    -----------------

        Comprehensive income (loss)        $         1,187     $       (17,181)     $       (22,437)    $       (65,500)
                                           ================    =================    ================    =================

13.  SPRINT AGREEMENTS

     In accordance with the Company's affiliation agreements with Sprint, Sprint provides the Company various services including billing, customer care, collections and inventory logistics. In addition, Sprint bills the Company for various pass-through items such as commissions and rebates to national retail merchants, handset subsidies on handsets activated in the Company's territory but not sold by the Company and long distance charges.

     In 2003, the Company executed amendments to its affiliation agreements with
     Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was initially set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the
     Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations. In March 2004, the Company exercised its

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

     rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another
     PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the per-activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the
     March 2004 amendments increased the reciprocal roaming rate for data services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and data roaming through December 31, 2006. In
     June 2004, the Company further amended its agreements with Sprint to (1)
     reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (2) change the per-activation fee from a percentage of certain of Sprint PCS' selling and marketing expenses to a fixed rate of $23.00 per activation.

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

                                                FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                            SEPTEMBER 30,
                                           -------------------------------------    -------------------------------------
                                                2004                 2003                2004                 2003
                                           ----------------    -----------------    ----------------    -----------------

        Cost of service and other
           operations                      $        72,445     $        61,229      $       201,591     $       169,943
        Cost of products sold                       20,265              14,913               56,427              40,156
        Selling and marketing                       16,858              11,199               38,067              36,155
                                           ----------------    -----------------    ----------------    -----------------

           Total                           $       109,568     $        87,341      $       296,085     $       246,254
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

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

     2008, Alamosa Holdings has the option to pay dividends in (1) cash, (2)
     shares of Alamosa Holdings Series C Preferred Stock, (3) shares of Alamosa
     Holdings common stock or (4) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Alamosa Holdings is a holding company that generates no revenues. Accordingly, the source of any cash dividends paid on the Series B Convertible Preferred Stock is related to capital distributions from the Company to Alamosa Holdings. During the nine months ended September 30, 2004, the Company paid $8,348 in capital distributions to Alamosa Holdings for the purpose of funding Alamosa
     Holdings' cash dividend payments on its Series B Convertible Preferred
     Stock. As of September 30, 2004, Alamosa Holdings has 479,849 shares of
     Series B Convertible Preferred Stock issued and outstanding. Any future cash dividends paid on the Series B Convertible Preferred Stock by Alamosa
     Holdings will result in additional capital distributions from the Company to Alamosa Holdings.

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

     On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (Alamosa
     Holdings, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections
     10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and
     Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, Alamosa
     Holdings announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that Alamosa Holdings made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that Alamosa
     Holdings' financial statements were false and misleading because Alamosa
     Holdings improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss is currently pending before the Court.

     The Company believes that Alamosa Holdings and the other defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

     outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect the Company's financial condition.

     On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County,
     Texas on behalf of Alamosa Holdings against certain of its officers and directors: David E. Sharbutt, the Company's Chairman and Chief Executive
     Officer, Kendall W. Cowan, the Company's Chief Financial Officer, as well as other current and former members of Alamosa Holdings' board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr.,
     Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R.
     White, Thomas B. Hyde and Tom M. Phelps. The suits also name Alamosa
     Holdings as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas
     County, Texas. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

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

15.  GUARANTOR FINANCIAL STATEMENTS

     Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries of the senior notes and Alamosa Delaware Operations
     LLC which is the Company's non-guarantor subsidiary (the "Non-Guarantor
     Subsidiary") of the senior notes, as of September 30, 2004 and December 31,
     2003 and for the three months and nine months ended September 30, 2004 and
     2003. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

     Alamosa Holdings is an additional guarantor with respect to the 12 7/8%
     senior discount notes, the 12 1/2% senior notes and the 13 5/8% senior notes. Separate financial statements for Alamosa Holdings have not been provided as Alamosa Holdings is a holding company which does not independently generate operating revenue. The consolidated financial statements of Alamosa Holdings are included in its quarterly report on Form
     10-Q for the quarter ended September 30, 2004.

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004

                                                                   Guarantor      Non-Guarantor
                                                 Issuer         Subsidiaries       Subsidiary         Eliminations     Consolidated
                                               -------------    --------------    -------------       -------------    ------------

ASSETS
Current Assets:
   Cash and cash equivalents                   $     6,680      $     99,588      $         23        $         --     $   106,291
   Short term investments                           50,342                --                --                  --          50,342
   Customer accounts receivable, net                    --            45,164                --                  --          45,164
   Receivable from Sprint                               --            18,531                --                  --          18,531
   Intercompany receivable                          21,063                --               394             (21,457)             --
   Inventory                                            --             6,778                --                  --           6,778
   Investment in subsidiary                        892,228                --                --            (892,228)             --
   Prepaid expenses and other assets                    --            10,798                --                  --          10,798
   Deferred customer acquisition costs                  --             6,884                --                  --           6,884
   Deferred tax asset                                   --             4,572                --                  --           4,572
                                               -------------    --------------    -------------       -------------    ------------
       Total current assets                        970,313           192,315               417            (913,685)        249,360

Property and equipment, net                             --           431,363                --                  --         431,363
Debt issuance costs, net                             9,286                --                --                  --           9,286
Intangible assets, net                                  --           424,283                --                  --         424,283
Other noncurrent assets                                 --             4,700                --                  --           4,700
                                               -------------    --------------    -------------       -------------    ------------
       Total assets                            $   979,599      $  1,052,661      $        417        $   (913,685)    $ 1,118,992
                                               =============    ==============    =============       =============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                            $        --      $     25,880      $         --        $         --     $    25,880
   Accrued expenses                                    234            40,954                --                  --          41,188
   Payable to Sprint                                    --            26,729                --                  --          26,729
   Payable to parent                                   475                --                --                  --             475
   Interest payable                                  8,423                --                --                  --           8,423
   Deferred revenue                                     --            23,284                --                  --          23,284
   Intercompany payable                                 --            21,457                --             (21,457)             --
   Current installments of capital leases               --               168                --                  --             168
                                               -------------    --------------    -------------       -------------    ------------
       Total current liabilities                     9,132           138,472                --             (21,457)        126,147

Capital lease obligations                               --               777                --                  --             777
Other noncurrent liabilities                            --             6,225                --                  --           6,225
Deferred tax liability                                  --            15,376                --                  --          15,376
Senior notes                                       732,722                --                --                  --         732,722
                                               -------------    --------------    -------------       -------------    ------------
       Total liabilities                           741,854           160,850                --             (21,457)        881,247
                                               -------------    --------------    -------------       -------------    ------------

Stockholder's Equity:
   Preferred stock                                      --                --                --                  --              --
   Common stock                                         --                --                --                  --              --
   Additional paid-in capital                    1,007,692                --                --                  --       1,007,692
   LLC member's equity                                  --           891,811               417            (892,228)             --
   Accumulated deficit                            (769,862)               --                --                  --        (769,862)
   Unearned compensation                               (85)               --                --                  --             (85)
                                                                                                                       ------------
                                               -------------    --------------    -------------       -------------
       Total stockholder's equity                  237,745           891,811               417            (892,228)        237,745
                                               -------------    --------------    -------------       -------------    ------------
       Total liabilities and
          stockholder's equity                 $   979,599      $  1,052,661      $        417        $   (913,685)    $ 1,118,992
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
                                               =============    ==============    =============       =============    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                                 Guarantor       Non-Guarantor
                                                  Issuer        Subsidiaries      Subsidiary       Eliminations    Consolidated
                                               --------------   -------------    -------------     ------------    -------------

Revenues:
       Subscriber revenues                     $         --     $   143,623      $         --      $        --     $   143,623
       Roaming and wholesale revenues                    --          59,106                --               --          59,106
                                               --------------   -------------    -------------     ------------    -------------

         Service revenues                                --         202,729                --               --         202,729
       Product sales                                     --           8,637                --               --           8,637
                                               --------------   -------------    -------------     ------------    -------------
         Total revenues                                  --         211,366                --               --         211,366

Costs and expenses:
       Cost of services and operations                   --          99,250                --               --          99,250
       Cost of products sold                             --          20,265                --               --          20,265
       Selling and marketing                             --          40,090                --               --          40,090
       General and administrative expenses                1           5,647                --               --           5,648
       Depreciation and amortization                     --          25,886                --               --          25,886
       Impairment   of  property   and                   --             172                --               --             172
          equipment
       Non-cash compensation                             --              20                --               --              20
                                               --------------   -------------    -------------     ------------    -------------
         Income (loss) from operations                   (1)         20,036                --               --          20,035
Equity in earnings of subsidiaries                   20,132              --                --          (20,132)             --
Interest and other income                               234             124                --               --             358
Interest expense                                    (19,178)            (28)               --               --          (19,206)
                                               --------------   -------------    -------------     ------------    -------------

       Income before income taxes                     1,187          20,132                --          (20,132)           1,187
Income taxes                                             --              --                --               --              --
                                               --------------   -------------    -------------     ------------    -------------

       Net income                              $      1,187     $    20,132      $         --      $   (20,132)    $      1,187
                                               ==============   =============    =============     ============    =============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                                  Guarantor      Non-Guarantor
                                                  Issuer        Subsidiaries       Subsidiary      Eliminations     Consolidated
                                               ------------     ------------      ------------     ------------     ------------

Revenues:
       Subscriber revenues                     $         --     $    116,665      $         --     $         --     $    116,665
       Roaming and wholesale revenues                    --           41,126                --               --           41,126
                                               ------------     ------------      ------------     ------------     ------------

         Service revenues                                --          157,791                --               --          157,791
       Product sales                                     --            8,599                --               --            8,599
                                               ------------     ------------      ------------     ------------     ------------
         Total revenue                                   --          166,390                --               --          166,390

Costs and expenses:
       Cost of services and operations                   --           83,313                --               --           83,313
       Cost of products sold                             --           14,913                --               --           14,913
       Selling and marketing                             --           29,801                --               --           29,801
       General and administrative expenses              334            3,646                --               --            3,980
       Depreciation and amortization                     --           28,235                --               --           28,235
       Impairment of property and equipment              --              291                --               --              291
       Non-cash compensation                             --               45                --               --               45
                                               ------------     ------------      ------------     ------------     ------------
         Income (loss) from operations                 (334)           6,146                --               --            5,812
Equity in earnings of subsidiaries                    5,439               --                --           (5,439)              --
Debt exchange expenses                                   --           (2,332)               --               --           (2,332)
Interest and other income                               128               58                --               --              186
Interest expense                                    (22,640)          (3,879)               --               --          (26,519)
                                               -------------    -------------     ------------     ------------     -------------

       Loss before income tax benefit               (17,407)              (7)               --           (5,439)         (22,853)
Income tax benefit                                       --            5,446                --               --            5,446
                                               ------------     ------------      ------------     ------------     ------------

       Net income (loss)                       $    (17,407)    $      5,439      $         --     $     (5,439)    $    (17,407)
                                               ============     ============      ============     =============    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                 Guarantor        Non-Guarantor
                                                  Issuer        Subsidiaries       Subsidiary      Eliminations    Consolidated
                                               --------------   -------------     -------------    ------------    -------------

Revenues:
       Subscriber revenues                     $        --      $   401,938       $         --     $        --     $   401,938
       Roaming and wholesale revenues                   --          153,964                 --              --         153,964
                                               --------------   -------------     -------------    ------------    -------------

         Service revenues                               --          555,902                 --              --         555,902
       Product sales                                    --           25,483                 --              --          25,483
                                               --------------   -------------     -------------    ------------    -------------
         Total revenues                                 --          581,385                 --              --         581,385

Costs and expenses:
       Cost of services and operations                  --          276,528                 --              --         276,528
       Cost of products sold                            --           56,427                 --              --          56,427
       Selling and marketing                            --          102,922                 --              --         102,922
       General and administrative expenses             665           15,970                 --              --          16,635
       Depreciation and amortization                    --           78,793                 --              --          78,793
       Impairment of property and equipment             --            3,082                 --              --           3,082
       Non-cash compensation                            --               60                 --              --              60
                                               --------------   -------------     -------------    ------------    -------------
         Income (loss) from operations                (665)          47,603                 --              --          46,938
Equity in earnings of subsidiaries                  34,152               --                 --         (34,152)             --
Loss on debt extinguishment                             --          (13,101)                --              --         (13,101)
Interest and other income                              461              283                 --              --             744
Interest expense                                   (55,760)            (633)                --              --          (56,393)
                                               --------------   -------------     -------------    ------------    -------------

       Income (loss) before income taxes           (21,812)          34,152                 --         (34,152)         (21,812)
Income taxes                                          (625)              --                 --              --            (625)
                                               --------------   -------------     -------------    ------------    -------------

       Net income (loss)                       $   (22,437)     $    34,152       $         --     $   (34,152)    $    (22,437)
                                               ==============   =============     =============    ============    =============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                   Guarantor        Non-Guarantor
                                                   Issuer         Subsidiaries       Subsidiary      Eliminations     Consolidated
                                               ---------------   ---------------    -------------    --------------  ---------------

Revenues:
       Subscriber revenues                     $        --       $       335,239     $         --      $        --     $    335,239
       Roaming and wholesale revenues                   --               107,956               --               --          107,956
                                               ------------      ---------------     ------------      -----------     ------------

         Service revenues                               --               443,195               --               --          443,195
       Product sales                                    --                19,697               --               --           19,697
                                               ------------      ---------------     ------------      -----------     ------------
         Total revenue                                  --               462,892               --               --          462,892

Costs and expenses:
       Cost of services and operations                  --               242,912               --               --          242,912
       Cost of products sold                            --                40,156               --               --           40,156
       Selling and marketing                            --                84,531               --               --           84,531
       General and administrative expenses             832                11,285               --               --           12,117
       Depreciation and amortization                    --                82,536               --               --           82,536
       Impairment of property and equipment             --                   685               --               --              685
       Non-cash compensation                            --                   124               --               --              124
                                               -----------       ---------------     ------------      -----------     ------------
         Income (loss) from operations                (832)                  663               --               --             (169)
Equity in earnings of subsidiaries                   1,128                    --               --           (1,128)              --
Debt exchange expenses                                  --                (3,528)              --               --           (3,528)
Interest and other income                              567                   236               --               --              803
Interest expense                                   (67,070)              (11,937)              --               --          (79,007)
                                               -----------       ----------------    ------------      -----------     ------------

       Loss before income tax benefit              (66,207)              (14,566)              --           (1,128)         (81,901)
Income tax benefit                                      --                15,694               --               --           15,694
                                               -----------       ---------------     ------------      -----------     ------------

       Net income (loss)                       $   (66,207)      $         1,128     $         --      $    (1,128)    $    (66,207)
                                               ===========       ===============     ============      ============    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                           Guarantor     Non-Guarantor
                                            Issuer        Subsidiaries    Subsidiary    Eliminations  Consolidated
                                           -----------    -----------     ----------    ----------    ------------

Cash flows from operating activities:
Net income (loss)                          $ (22,437)     $  34,152       $      --     $(34,152)     $   (22,437)
Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
  Equity in earnings of subsidiaries         (34,152)            --              --        34,152              --
  Non-cash compensation expense                   --             60              --           --               60
  Non-cash interest expense on
    derivative instruments                        --              6              --           --                6
  Non-cash accretion of asset
    retirement obligation                         --            139              --           --              139
  Provision for bad debts                         --          7,603              --           --            7,603
  Depreciation and amortization of
    property and equipment                        --         54,269              --           --           54,269
  Amortization of intangible assets               --         24,524              --           --           24,524
  Amortization of financing costs
    included in interest expense                 634             84             --            --              718
  Loss on debt extinguishment                     --         13,101              --           --           13,101
  Interest accreted on discount notes         18,351             --              --           --           18,351
  Impairment of property and equipment            --          3,082              --           --            3,082
  (Increase) decrease in:
     Receivables                                  --        (20,318)             --           --          (20,318)
     Receivable from/payable to parent           476             --              --           --              476
     Inventory                                    --            531              --           --              531
     Prepaid expenses and other assets           194          1,640              --           --            1,834
  Increase (decrease) in:
     Accounts payable and accrued expenses     3,837          3,232              --           --            7,069
                                           -----------    -----------     ----------    ----------    ------------

     Net cash provided by (used in)
       operating activities                  (33,097)       122,105              --           --           89,008
                                           -----------    -----------     ----------    ----------    ------------
Cash flows from investing activities:
  Proceeds from sale of assets                    --            569              --           --              569
  Purchases of property and equipment             --        (63,765)             --           --          (63,765)
  Purchases of intangible assets                  --           (453)             --           --             (453)
  Investment in subsidiary                  (198,612)       198,612              --           --               --
  Change in restricted cash                        1             --              --           --                1
  Change in short term investments           (50,342)            --              --           --          (50,342)
  Change in intercompany balances             27,742        (27,742)             --           --               --
                                           -----------    -----------     ----------    ----------    ------------

     Net cash provided by (used in)
       investing activities                 (221,211)       107,221              --           --         (113,990)
                                           -----------    -----------     ----------    ----------    ------------

Cash flows from financing activities:
  Issuance of senior notes                   250,000             --              --           --          250,000
  Repayment of secured debt                       --       (200,000)             --           --         (200,000)
  Debt issuance costs                         (8,206)            --              --           --           (8,206)
  Capital distribution to parent              (8,348)            --              --           --           (8,348)
  Payments on capital leases                      --           (415)             --           --             (415)
                                           -----------    -----------     ----------    ----------    ------------

     Net cash provided by (used in)
       financing activities                  233,446       (200,415)             --           --           33,031
                                           -----------    -----------     ----------    ----------    ------------

     Net increase (decrease) in cash
       and cash equivalents                  (20,862)        28,911              --           --            8,049
Cash and cash equivalents at
  beginning of period                         27,542         70,677              23           --           98,242
                                           -----------    -----------     ----------    ----------    ------------
Cash and cash equivalents at end of
period                                     $   6,680      $  99,588       $      23     $     --      $   106,291
                                           ===========    ===========     ==========    ==========    ============

                            ALAMOSA (DELAWARE), INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                     (dollars in thousands, except as noted)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                                         Guarantor      Non-Guarantor
                                                        Issuer          Subsidiaries     Subsidiary     Eliminations    Consolidated
                                                    --------------    ---------------  -------------  ---------------  -------------

Cash flows from operating activities:
Net income (loss)                                   $    (66,207)     $     1,128      $        --     $    (1,128)    $    (66,207)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
   Equity in earnings of subsidiaries                     (1,128)              --               --            1,128              --
   Non-cash compensation expense                              --              124               --              --              124
   Non-cash interest benefit on
     derivative instruments                                   --             (468)              --              --             (468)
   Non-cash accretion of asset
     retirement obligation                                    --              524               --              --              524
   Provision for bad debts                                    --           11,100               --              --           11,100
   Depreciation and amortization of property
     and equipment                                            --           52,486               --              --           52,486
   Amortization of intangibles assets                         --           30,050               --              --           30,050
   Amortization of financing costs included in
     interest expense                                      1,524            1,838               --              --            3,362
   Amortization of discounted interest                       297               --               --              --              297
   Deferred tax benefit                                       --          (15,694)              --              --          (15,694)
   Interest accreted on discount notes                    26,483               --               --              --           26,483
   Impairment of property and equipment                       --              685               --              --              685
   Debt exchange expenses                                     --            3,528               --              --            3,528
   (Increase) decrease in:
      Receivables                                            973           (4,923)              --              --           (3,950)
      Receivable from/payable to parent                      365               --               --              --              365
      Inventory                                               --            1,390               --              --            1,390
      Prepaid expenses and other assets                     (406)            (732)              --              --           (1,138)
   Increase (decrease) in:
      Accounts payable and accrued expenses              (12,853)           6,088               --              --           (6,765)
                                                    -------------     -----------      -----------     -----------     ------------

      Net cash  provided by (used in)
        operating activities                             (50,952)          87,124               --              --           36,172
                                                    ------------      -----------      -----------     -----------     ------------

Cash flows from investing activities:
   Proceeds from sale of assets                               --            2,496               --              --            2,496
   Purchases of property and equipment                        --          (31,645)              --              --          (31,645)
   Change in restricted cash                              34,724               --               --              --           34,724
   Change in intercompany balances                        26,061          (26,061)              --              --               --
                                                    ------------      -----------      -----------     -----------     ------------

      Net cash provided by (used in)
        investing activities                              60,785          (55,210)              --              --            5,575
                                                    ------------      -----------      -----------     -----------     ------------
Cash flows from financing activities:
   Debt exchange expenses                                     --           (3,528)              --              --           (3,528)
   Capital distribution to parent                           (173)              --               --              --             (173)
   Payments on capital leases                                 --             (884)              --              --             (884)
                                                    ------------      ------------     -----------     -----------     -------------

      Net cash used in financing activities                 (173)          (4,412)              --              --           (4,585)
                                                    -------------     -----------      -----------     -----------     -------------

      Net increase in cash and cash equivalents            9,660           27,502               --              --           37,162
Cash and cash equivalents at beginning of period          17,821           42,681               23              --           60,525
                                                    ------------      -----------      -----------     -----------     ------------

Cash and cash equivalents at end of period          $     27,481      $    70,183      $        23     $        --     $     97,687
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

GENERAL

     As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At
September 30, 2004, we had total licensed POPs of over 15.8 million, covered
POPs of approximately 12.3 million and total subscribers of approximately
866,000.

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
Sprint collects these amounts from the subscribers and remits them to the appropriate tax authority.

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

     ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS - In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset was amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset became fully amortized in the first quarter of 2004. We purchased the rights to additional territory from Sprint in September 2004 which resulted in the recognition of an intangible asset related to the rights under the Sprint agreement. This intangible asset is being amortized over the remaining original term of the related Sprint agreement or approximately 14 years.

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

     LONG-LIVED ASSET RECOVERY - Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 75 percent of our total assets at September 30, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets.
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

CONSOLIDATED RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO THE
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003

     SUBSCRIBER GROWTH AND KEY PERFORMANCE INDICATORS - We had total subscribers of approximately 866,000 at September 30, 2004 compared to approximately 693,000 at September 30, 2003. This growth of approximately 173,000 subscribers or 25 percent year over year compares to 17 percent growth from September 30, 2002 to
September 30, 2003.

     Average monthly churn for the third quarter of 2004 was approximately 2.4 percent compared to approximately 2.9 percent for the third quarter of 2003.
This level of churn in the third quarter of 2004 was slightly higher than that in the second quarter of 2004 when we experienced average monthly churn of 2.1 percent. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

     SERVICE REVENUES - Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of
Sprint.

     Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing.
Subscriber revenues were $143,623 for the quarter ended September 30, 2004 compared to $116,665 for the quarter ended September 30, 2003. This increase of
23 percent was primarily due to the 25 percent increase in our subscriber base discussed above. Subscriber revenues were $401,938 for the nine months ended
September 30, 2004 compared to $335,239 for the nine months ended September 30,
2003. This increase of 20 percent was also primarily due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) remained consistent in the third quarter of 2004 at $57 compared to $57 in the third quarter of 2003. Base ARPU in the first nine months of 2004 was $56 which was consistent with base ARPU of $56 in the first nine months of 2003.

     Roaming and wholesale revenue is comprised of revenue from Sprint and other
PCS subscribers based outside of our territory that roam onto our portion of the
PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

     Roaming revenue was $49,475 for the quarter ended September 30, 2004 compared to $40,128 for the quarter ended September 30, 2003. This increase of
23 percent was primarily due to a 29 percent increase in inbound roaming minutes to 604 million for the quarter ended September 30, 2004 compared to 468 million for the quarter ended September 30, 2003. Roaming revenue was $135,887 for the nine months ended September 30, 2004 compared to $105,523 for the nine months ended September 30, 2003. This increase of 29 percent was primarily due to a 37 percent increase in inbound roaming minutes to 1,654 million for the nine months ended September 30, 2004 compared to 1,203 million for the nine months ended
September 30, 2003. The percentage increase in revenue in both the three and nine month periods ended September 30, 2004 was less than the respective percentage increases in minutes due to declining rates from carriers other than
Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate has been 5.8 cents per minute since January
1, 2003. The November 2003 amendments to our affiliation agreements with Sprint
(as amended in March 2004) that became effective on December 1, 2003 after the completion of our debt exchange, fixed our reciprocal roaming rate with Sprint at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is

greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.1 to 1 for the nine months ended September 30, 2004. We have experienced a significant increase in the volume of inbound roaming traffic from
PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and has declined in some cases during 2004 compared to 2003.

     Wholesale revenue was $9,631 for the quarter ended September 30, 2004 compared to $998 for the quarter ended September 30, 2003. This increase of 865 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the
PCS network of Sprint. Wholesale revenue was $18,077 for the nine months ended
September 30, 2004 compared to $2,433 for the nine months ended September 30,
2003. This increase of 643 percent was also due to the addition of wholesale subscribers discussed above.

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

     Product sales revenue for the third quarter of 2004 was $8,637 compared to
$8,599 for the third quarter of 2003. Cost of products sold for the third quarter of 2004 was $20,265 compared to $14,913 for the third quarter of 2003.
As such, the subsidy on handsets sold through our retail and local indirect channels was $11,628 in the third quarter of 2004 and $6,314 in the third quarter of 2003. Product sales revenue for the first nine months of 2004 was
$25,483 compared to $19,697 for the first nine months of 2003. Cost of products sold for the first nine months of 2004 was $56,427 compared to $40,156 for the first nine months of 2003. The subsidy on handsets sold through our retail and local indirect channels was $30,944 in the first nine months of 2004 and $20,459 in the first nine months of 2003. The increase in subsidies of $4,793 and $9,964 in the three and nine months ended September 30, 2004, respectively is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 29,000 and 55,700, respectively. In addition to the increase in the number of activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

     COST OF SERVICE AND OPERATIONS (EXCLUDING NON-CASH COMPENSATION) - Cost of
service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our
8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of
$99,250 in the third quarter of 2004 were approximately 19 percent higher than the $83,313 incurred in the third quarter of 2003. Expenses of $276,528 in the first nine months of 2004 were approximately 14 percent higher than the $242,912 incurred in the first nine months of 2003. The increase in expenses in the third quarter and first nine months of 2004 was due to the increased volume of traffic carried on our network. Total minutes of use on our network were 2.5 billion minutes in the third quarter of 2004 compared to 1.6 billion minutes in the third quarter of 2003 for an increase in traffic of 56 percent. Total minutes of use on our network were 6.6 billion minutes in the first nine months of 2004 compared to 4.4 billion minutes in the first nine months of 2003 for an increase in traffic of 50 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

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

Total selling and marketing expenses of $40,090 in the third quarter of 2004 were 35 percent higher than the $29,801 incurred in the third quarter of 2003.
Total selling and marketing expenses of $102,922 in the first nine months of
2004 were 22 percent higher than the $84,531 incurred in the first nine months of 2003. The increase experienced during the three months and nine months ended
September 30, 2004 is attributable to an increase in variable costs resulting from increases in gross activations in the third quarter and first nine months of 2004 as compared to the third quarter and first nine months of 2003.

     GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUDING NON-CASH COMPENSATION) -
General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $5,648 in the third quarter of 2004 were 42 percent higher than the $3,980 incurred in the third quarter of 2003. General and administrative expenses of $16,635 in the first nine months of 2004 were 37 percent higher than the $12,117 incurred in the first nine months of 2003. General and administrative expenses include corporate costs and expenses such as administration and finance. The increase in the first nine months of 2004 has been the result of increased professional fees being driven by various efforts undertaken in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002, additional legal fees incurred in defense of class action lawsuits brought late in 2003 and additional personnel costs.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $18,324 in the third quarter of 2004, which was consistent with the $18,217 recorded in the third quarter of 2003. Depreciation totaled $54,269 in the first nine months of 2004 which was 3 percent higher than the $52,486 recorded in the first nine months of
2003. The increase in the first nine months of 2004 is due to the increase in depreciable costs as a result of our capital expenditures in the last three months of 2003 and the first nine months of 2004.

     Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $7,562 in the third quarter of 2004 was 25 percent less than the $10,017 in the third quarter of 2003. Amortization expense of $24,524 in the first nine months of 2004 was 18 percent less than the $30,050 in the first nine months of 2003. The decrease in both the third quarter and first nine months of 2004 is due to the fact that the intangible asset related to the subscriber base acquired became fully amortized in the first quarter of 2004.

     IMPAIRMENT OF PROPERTY AND EQUIPMENT - We recorded impairments of property and equipment in the third quarter and first nine months of 2004 of $172 and
$3,082, respectively, compared to $291 and $685, in the third quarter and first nine months of 2003. Impairments recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

     NON-CASH COMPENSATION -Non-cash compensation expense of $20 in the third quarter of 2004 was 56 percent less than the $45 in the third quarter of 2003.
The expense relates to vesting of restricted stock that had been awarded to certain of our officers.

     Non-cash compensation expense of $60 in the first nine months of 2004 was
52 percent less than the $124 in the first nine months of 2003. The expense for the first nine months of 2004 and 2003 relates to vesting of restricted stock that had been awarded to certain of our officers.

     OPERATING INCOME (LOSS) - Our operating income for the third quarter of
2004 was $20,035 compared to $5,812 for the third quarter of 2003, representing an improvement of $14,223. Our operating income for the first nine months of
2004 was $46,938 compared to a loss of $169 for the first nine months of 2003, representing an improvement of $47,107. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

     LOSS ON DEBT EXTINGUISHMENT - The loss on debt extinguishment of $13,101 recorded in the first nine months of 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

     DEBT EXCHANGE EXPENSES - Debt exchange expenses recorded in the third quarter and first nine months of 2003 of $2,332 and $3,528, respectively, consist of professional fees and transaction costs associated with the debt exchange that was completed in November 2003 that were allocated to the new notes issued in the exchange and were expensed in accordance with the accounting provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled
Debt Restructuring." Because the debt exchange was considered a troubled debt restructuring under the provisions of SFAS No. 15, transaction costs associated with the granting of an equity interest to the holders of the notes were recorded as a reduction in the fair value of the Series B Redeemable Convertible
Preferred Stock of Alamosa Holdings issued in the debt exchange. The remaining transaction costs were expensed. We had no such debt exchange expenses in 2004.

     INTEREST AND OTHER INCOME - Interest and other income represents amounts earned on the investment of excess cash including restricted cash. Income of
$358 in the third quarter of 2004 was 92 percent higher than the $186 earned in the third quarter of 2003. Income of $744 in the first nine months of 2004 was 7 percent less than the $803 earned in the first nine months of 2003. The increase in interest and other income earned in the third quarter is primarily due to the fact that during 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. The decrease in interest and other income earned in the first nine months is due to a decrease in restricted cash of approximately $10 million during the first quarter of 2003 offset by the improvement in yield on excess liquidity during the second and third quarters of 2004 as discussed above.

     INTEREST EXPENSE - Interest expense for the third quarter of 2004 and 2003 included non-cash interest of $6,525 and $10,123, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $19,206 in the third quarter of 2004 from $26,519 in the third quarter of 2003 is due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and
January 2004.

     Interest expense for the first nine months of 2004 and 2003 included non-cash interest of $19,075 and $29,674, respectively. The decrease in total interest expense to $56,393 in the first nine months of 2004 from $79,007 in the first nine months of 2003 is also due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

INCOME TAXES

     We account for income taxes in accordance with SFAS No. 109 "Accounting for
Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the acquisitions completed in the first quarter of 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired, particularly intangible assets.

     The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. During 2004, we have recorded a 100 percent valuation allowance against all current net operating losses generated for tax purposes. The current income tax expense related to our expected AMT liability recorded in the first nine months of 2004 was $625.

CASH FLOWS

     OPERATING ACTIVITIES - Operating cash flows increased $52,836 in the first nine months of 2004 compared to the first nine months of 2003. This increase is primarily due to our increased income before non-cash items of $53,145.

     INVESTING ACTIVITIES - Our investing cash flows were negative $113,990 in the first nine months of 2004 compared to positive $5,575 in the first nine months of 2003. The decrease of $119,565 is due primarily to three items. First, our cash capital expenditures for the first nine months of 2004 were $32,120 higher than that in the first nine months of 2003 due to the payment of obligations incurred in the fourth quarter of 2003. Secondly, the first nine months of 2003 included a decrease in restricted cash of $34,724 which is reflected as a positive cash flow from investing activities in that quarter.
Restricted cash only decreased by $1 in the first nine months of 2004.
Additionally, in the first nine months of 2004, we established a short term investment account in an effort to improve yields on excess liquidity. The amount invested in the first nine months of 2004 was $50,342.

     FINANCING ACTIVITIES - Our financing cash flows increased in the first nine months of 2004 to a positive $33,031 from a negative $4,585 in the first nine months of 2003. Our financing cash flows in the first nine months of 2003 primarily consisted of repayments on capital leases reduced by capital distributions to Alamosa Holdings and debt exchange expenses. In the first quarter of 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid capital distributions to Alamosa Holdings in the first nine months of 2004 of $8,348.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

     While we have incurred significant net losses since inception and incurred negative cash flows from operating activities through 2002, we generated approximately $56 million and $89 million of cash flows from operating activities for the year ended December 31, 2003 and the nine months ended
September 30, 2004, respectively. In November 2003, we completed a debt exchange that provided for approximately $238 million of principal debt reduction.

     As of September 30, 2004, we had $106 million of cash on hand as well as
$50 million in short term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on Alamosa Holdings' preferred stock)
for at least the next 12 months.

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

FUTURE TRENDS THAT MAY AFFECT OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

     During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvement in subscriber growth in the third quarter and first nine months of 2004, we are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

     We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the third quarter of 2004 was 2.4 percent compared to 2.7 percent for the year ended December 31, 2003 and 3.4 percent for the year ended December 31, 2002. The rate of churn experienced in
2002 was the highest that we have experienced on an annual basis since the inception of the Company. Although churn has declined over the past two years, we expect that in the near term churn may increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during the third quarter of 2004. Through the third quarter of 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average

monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

     On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (Alamosa Holdings,
David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven
Richardson) and names two new defendants who are outside directors (Michael
Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the
Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the
Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the
Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' insider trading proceeds. At the end of the putative class period on June 13, 2002, Alamosa Holdings announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that Alamosa Holdings made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that Alamosa Holdings' financial statements were false and misleading because it improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss is currently pending before the Court.

     We believe that Alamosa Holdings and the other defendants have meritorious defenses to these claims and intend to vigorously defend these actions. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect our financial condition.

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
C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name Alamosa Holdings as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas
County, Texas. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Omitted under the reduced disclosure format pursuant to General Instruction
H(2)(b) of Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Omitted under the reduced disclosure format pursuant to General Instruction
H(2)(b) of Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted under the reduced disclosure format pursuant to General Instruction
H(2)(b) of Form 10-Q.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ALAMOSA (DELAWARE), INC.
                                    (Registrant)

                                    /s/ David E. Sharbutt
                                    ------------------------------------------
                                    David E. Sharbutt
                                    Chairman of the Board of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                    /s/ Kendall W. Cowan
                                    ------------------------------------------
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

