Form 10-K
period 2004-12-31
ALAMOSA DELAWARE INC
filed 2005-03-24
CIK 1097722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2004

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

As of March 23, 2005, 100 shares of common stock, par value $.01 per share, of the registrant were issued and outstanding.

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

PART I

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include:

•	forecasts of population growth in our territory;

•	statements regarding our anticipated revenues, expense levels, liquidity and capital resources and operating losses; and

•	statements regarding expectations or projections about markets in our territories.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, include, but are not limited to:

•	our dependence on our affiliation with Sprint;

•	the ability of Sprint to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

•	our limited operating history and anticipation of future losses;

•	our dependence on back office services, such as billing and customer care, provided by Sprint;

•	inaccuracies in financial information provided by Sprint;

•	potential fluctuations in our operating results;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	changes or advances in technology;

•	competition in the industry and markets in which we operate;

•	subscriber credit quality;

•	our ability to attract and retain skilled personnel;

•	our potential need for additional capital or the need for refinancing existing indebtedness;

•	our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

•	our inability to predict the outcome of potentially material litigation;

•	the potential impact of wireless local number portability ("WLNP");

•	changes in government regulation;

•	future acquisitions;

•	general economic and business conditions; and

•	effects of mergers and consolidations within the wireless telecommunications industry and unexpected announcements or developments from others in the wireless telecommunications industry.

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

Overview

We are a PCS Affiliate of Sprint and a wholly-owned subsidiary of Alamosa Holdings. As of December 31, 2004, we had the exclusive right to provide wireless mobility communications network services under the Sprint brand name in a territory encompassing over 15.8 million residents primarily located in portions of Texas, New Mexico, Arizona, Colorado, Wisconsin, Arkansas, Illinois, Oklahoma, Kansas, Missouri, Washington and Oregon. For the year ended December 31, 2004, we generated $803 million in revenue, $132 million in cash flows from operating activities and reported a net loss of $17 million. As of December 31, 2004, we had approximately 915,000 subscribers.

We launched Sprint wireless services in our first market in June 1999 and, as of December 31, 2004, operated in the 88 basic trading areas ("BTAs") assigned to us under our affiliation agreements with Sprint PCS. At December 31, 2004, our network covered approximately 12.9 million POPs, or approximately 81% of the total POPs in our markets. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory. Sprint PCS, along with its PCS Affiliates, operates a 100% digital, 100% PCS nationwide wireless network in the United States with licenses to provide services to an area consisting of more than 280 million POPs. Like Sprint PCS, we utilize code division multiple access ("CDMA") technology across our portion of the PCS Network of Sprint.

On February 15, 2005, Alamosa Holdings completed its acquisition of AirGate PCS, Inc. ("AirGate"). AirGate is a PCS Affiliate of Sprint and has the right to provide wireless communications services under the Sprint brand name in its licensed territory, which includes most of the state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. As of December 31, 2004, AirGate's licensed territory had a total population of 7.4 million residents, of which its network covered 6.1 million residents. As of December 31, 2004, AirGate had approximately 400,000 subscribers. AirGate is a direct wholly-owned subsidiary of Alamosa Holdings and a sister company to us.

Subsequent to Alamosa Holdings' acquisition of AirGate in February 2005, the consolidated Alamosa Holdings group has a licensed territory encompassing over 23 million residents. Within this territory, the combined company provides coverage to approximately 19 million POPs. Combined subscribers as of December 31, 2004 were approximately 1.3 million. The acquisition of AirGate by Alamosa Holdings will be accounted for as a purchase and the results of operations of AirGate will be included in Alamosa Holdings' consolidated results of operations from the date of acquisition.

Our Background

Alamosa (Delaware), Inc. ("Alamosa (Delaware)") (formerly known as Alamosa PCS Holdings, Inc.) was formed in October 1999 to operate as a holding company and closed its initial public offering in February 2000. On December 14, 2000, Alamosa (Delaware) formed a new holding company and became a wholly-owned subsidiary of the new holding company, which was named Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings").

Alamosa Holdings was formed in July 2000 to operate as a holding company. On February 14, 2001, Alamosa Sub I, Inc., a wholly-owned subsidiary of Alamosa Holdings, merged with and into Alamosa PCS Holdings, with Alamosa PCS Holdings surviving the merger and becoming Alamosa Holdings' wholly-owned subsidiary. Each share of Alamosa PCS Holdings common stock issued and outstanding immediately prior to the merger was converted into the right to receive one share of Alamosa Holdings' common stock. We are a direct wholly-owned subsidiary of Alamosa PCS Holdings and an indirect wholly owned subsidiary of Alamosa Holdings.

During the first quarter of 2001, we completed acquisitions of three PCS Affiliates of Sprint. We acquired Roberts Wireless Communications, L.L.C. ("Roberts") and Washington Oregon Wireless, LLC ("WOW") on February 14, 2001. We acquired Southwest PCS Holdings, Inc. ("Southwest PCS") on March 30, 2001.

Our Relationship with Sprint

Sprint PCS, along with its PCS Affiliates, operates the largest 100% digital, 100% PCS nationwide wireless network in the United States with licenses to provide services to an area consisting of more than 280 million residents. The PCS network of Sprint uses CDMA technology nationwide. Sprint directly operates its PCS network in major markets throughout the United States and has entered into independent agreements with various companies such as us, under which each has become a PCS Affiliate of Sprint and has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways designed to operate seamlessly with the nationwide PCS network of Sprint.

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

We believe that our affiliation with Sprint PCS allows us to offer high quality, branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible and to also benefit from Sprint PCS':

•	Marketing – We market Sprint PCS products and services through Sprint PCS' existing relationships with major national retailers under the highly recognizable Sprint and Sprint PCS brand names.

•	National Network – Our subscribers can immediately access Sprint PCS' national network, which includes over 300 major metropolitan areas.

•	Advanced Technology – We believe that the CDMA technology used in our network offers advantages in capacity and voice quality, as well as access to advanced features such as Sprint PCS' suite of "PCS Vision" products.

•	Handset Availability and Pricing – Sprint PCS' purchasing leverage allows us to acquire handsets more quickly and at a lower cost than we could without our affiliation with Sprint.

•	National Reseller Agreements – We receive additional revenue as a result of Sprint PCS' relationships with wireless resellers, including Virgin Mobile and Qwest Wireless, when customers of those resellers use our portion of the PCS network of Sprint.

Markets

We believe we operate in highly attractive markets. We believe our markets are attractive for a number of reasons:

•	Fewer Competitors Market-by-Market – Because we operate in less populated markets, we believe that we face fewer competitors in most markets in our territory than wireless providers that operate in more urban areas typically face.

•	Proximity to Large U.S. Urban Centers – Our territory is located near or around several large U.S. urban centers, including Dallas, Denver, Kansas City, Milwaukee, Minneapolis, Oklahoma City, Phoenix, Portland, St. Louis, San Antonio, Seattle, Tulsa and Wichita. This has led to a favorable ratio of wireless subscribers based outside of our territory using our portion of the PCS network of Sprint as compared to our subscribers using wireless communications networks outside our territory.

•	Attractive Roaming and Travel Characteristics – Given the rural nature of many of our markets and our extensive coverage of the major and secondary highways in our markets, we have consistently received significant roaming revenue from wireless subscribers using our portion of the PCS network of Sprint.

•	High Population Growth Markets – The overall population growth in our territory has been above the national average over the past five years.

The following table lists the location, BTA number, megahertz ("MHz") of spectrum and estimated total residents for each of the BTAs that comprise our territory under our affiliation agreements with Sprint PCS as of December 31, 2004. The number of estimated covered residents does not represent the number of wireless subscribers that we expect to be based in our territory.

LOCATION	BTA NO.(1)	MHZ OF SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
ARKANSAS
Fayetteville-Springdale-Rogers	140	30	346,200
Fort Smith	153	30	331,600
Little Rock (4)	257	30	15,700
Russellville	387	30	100,400
			793,900	646,900
ARIZONA
Flagstaff	144	30	119,700
Las Vegas, NV (Arizona side) (4)	245	30	157,100
Prescott	362	30	181,800
Phoenix (4)	347	30	110,500
Sierra Vista-Douglas	420	30	121,000
Tucson (4)	447	30	2,000
Yuma	486	30	169,900
			862,000	658,600
CALIFORNIA
El Centro-Calexico	124	30	151,500
San Diego (4)	402	30	1,000
			152,500	149,400
COLORADO
Colorado Springs (4)	89	30	1,300
Farmington, NM-Durango, CO	139	20	217,100

LOCATION	BTA NO.(1)	MHZ OF SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
Grand Junction	168	30	257,500
Pueblo	366	30	320,100
			796,000	464,300
ILLINOIS
Carbondale-Marion	67	30	214,800	150,200
KANSAS
Pittsburgh-Parsons	349	30	92,100
Emporia	129	30	47,900
Hutchinson (4)	200	30	29,600
Manhattan-Junction City	275	30	117,300
Salina	396	30	143,800
			430,700	274,400
MINNESOTA
La Crosse, WI-Winona, MN	234	30	324,100
Minneapolis-St. Paul (4)	298	30	85,200
			409,300	259,200
MISSOURI
Cape Girardeau-Sikeston	66	30	190,200
Columbia	90	30	220,200
Jefferson City	217	30	167,100
Kirksville	230	30	57,400
Poplar Bluff	355	30	154,500
Quincy, IL-Hannibal	367	30	185,700
Rolla	383	30	105,400
St. Joseph	393	30	196,900
Sedalia	414	30	80,500
Springfield	428	30	682,400
West Plains	470	30	78,300
Kansas City (4)	226	30	16,700
			2,135,300	1,580,100
NEW MEXICO
Albuquerque	8	20	851,500
Carlsbad	68	10	51,700
Clovis	87	30	76,000
Gallup	162	10	146,000
Hobbs	191	30	55,500
Roswell	386	10	82,300
Santa Fe	407	20	225,900
Las Cruces	244	10	258,400
			1,747,300	1,482,800
OKLAHOMA
Joplin, MO-Miami	220	30	251,000
Ada	4	30	54,300
Ardmore	19	30	91,500
Bartlesville	31	30	49,100
Enid	130	30	85,700
Lawton-Duncan	248	30	181,300
McAlester	267	30	55,100
Muskogee	311	30	166,500
Oklahoma City (4)	329	30	418,300
Ponca City	354	30	49,800
Stillwater	433	30	80,000
Tulsa (4)	448	30	192,200
			1,674,800	1,515,400

LOCATION	BTA NO.(1)	MHZ OF SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
OREGON
Bend	38	30	166,400
Coos Bay-North Bend	97	30	84,700
Klamath Falls	231	30	81,700
Medford-Grants Pass	288	30	266,200
Portland (4)	358	30	82,600
Roseburg	385	30	101,200
Walla Walla, WA-Pendleton, OR	460	30	178,600
			961,400	733,000
TEXAS
Eagle Pass-Del Rio	121	30	121,100
El Paso	128	20	766,500
Laredo	242	30	232,400
Wichita Falls	473	30	224,000
Abilene	3	30	263,500
Amarillo	13	30	416,500
Big Spring	40	30	36,100
Lubbock	264	30	411,100
Midland	296	30	122,000
Odessa	327	30	210,000
San Angelo	400	30	162,600
			2,965,800	2,751,100
WASHINGTON
Kennewick-Pasco-Richland	228	30	199,800
Wenatchee	468	30	222,500
Yakima	482	30	263,500
			685,800	575,900
WISCONSIN
Appleton-Oshkosh	18	20	461,200
Eau Claire	123	30	197,400
Fond du Lac	148	20	98,100
Green Bay	173	20	362,600
Madison (4)	272	20	147,100
Manitowoc	276	20	83,100
Milwaukee (4)	297	30	87,300
Sheboygan	417	20	113,600
Stevens Point-Marshfield-Wisconsin
Rapids	432	30	217,400
Wausau-Rhinelander	466	30	247,700
			2,015,500	1,633,500
TOTAL			15,845,100	12,874,800

(1)	BTA No. refers to the basic trading area number assigned to that market by the Federal Communications Commission (in alphabetical order by name) for the purposes of issuing licenses for wireless services.

(2)	Estimated total POPs is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint.

(3)	Estimated covered POPs is based on our actual network coverage (neg 103db) using estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint.

(4)	Total POPs and covered POPs for these markets reflect only those POPs contained in our licensed territory within the BTA, not the total POPs or covered POPs in the entire BTA.

Network Operations

The effective operation of our portion of the PCS network of Sprint requires:

•	public switched and long distance interconnection;

•	the implementation of roaming arrangements; and

•	the development of network monitoring systems.

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

As of December 31, 2004, our portion of the PCS network of Sprint included 1,837 base stations and nine switching centers.

Products and Services

We offer wireless voice and data products and services throughout our territories under the Sprint brand name. Our services are typically designed to align with the service offerings of Sprint PCS and to integrate with the PCS network of Sprint. The PCS service packages we currently offer include the following:

100% Digital Wireless Network with Service Across the Country – We are part of the largest 100% digital wireless personal communications services network in the country. Our customers may access PCS services from Sprint throughout the PCS network of Sprint, which includes over 300 major metropolitan areas across the United States. Dual-band/dual-mode or tri-mode handsets allow roaming on other wireless networks where Sprint has roaming agreements.

Third Generation Services – We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost efficient manner. We, along with Sprint, launched third generation ("3G") capability in our markets in the third quarter of 2002 with the implementation of one time radio transmission technology or 1XRTT. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. PCS Vision is Sprint's suite of products designed to utilize 3G services and allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per-second with average throughput speeds in the range of 50-70 kilobits per second. Sprint has recently announced its plans to implement Evolution Data Only ("EvDO") technology in portions of its PCS network. EvDO is the next evolution in CDMA 3G technology which will allow for transmission of data at increased speeds. Implementation of EvDO is not a program requirement as defined in our agreements with Sprint and we intend to evaluate the results experienced by Sprint to determine the extent and timing of implementation of EvDO in our portion of the PCS network of Sprint.

Clear Pay/Account Spending Limit – Under the PCS service plans of Sprint, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit ("ASL") to control credit exposure. Prior to May 2001, these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain credit classes under the No Deposit ASL ("NDASL") program, which was subsequently renamed Clear Pay. From May 2001 to February 2002, a majority of our customer additions were under the Clear Pay/NDASL program. On February 24, 2002, we along with certain other PCS Affiliates of Sprint, reinstated the deposit requirement for certain credit classes that was in place prior to May 2001 in an effort to limit our exposure to bad debt relative to these credit classes. This new program is referred to as Clear Pay II and is not a national Sprint program. Since the implementation of Clear Pay II in February 2002 we initially experienced a decline in customer additions, but the volume of and credit quality of additions has improved.

Other Services – In addition to these services, we may also offer wireless local loop services in our territories, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the PCS network of Sprint to take advantage of CDMA technology. Sprint conducts ongoing research and development to produce innovative services that are intended to give Sprint and PCS Affiliates of Sprint a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

Roaming

Sprint PCS Roaming – Sprint PCS roaming includes both inbound roaming, when Sprint wireless subscribers based outside of our territory use our portion of the PCS network of Sprint, and outbound roaming, when our subscribers use the PCS network of Sprint outside of our territory. We have a reciprocal per minute fee with Sprint for inbound and outbound Sprint PCS roaming. The reciprocal rate, which initially was 20 cents per minute, has been periodically reduced by Sprint and is currently 5.8 cents per minute. We have negotiated an agreement with Sprint whereby the rate is fixed at the current 5.8 cents per minute rate through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our affiliation agreements with Sprint PCS. Our ratio of inbound to outbound roaming minutes with Sprint was approximately 1.16 to 1 in 2004 and is expected to decline to approximately 1 to 1 over time. Sprint PCS roaming revenue is not subject to the 8% affiliation fee that Sprint retains on revenues billed to subscribers based in our territory.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our territory uses PCS Vision data services on our portion of the PCS network of Sprint, and we recognize expense when our subscribers use such services on the PCS network of Sprint outside of our territory. This roaming activity is settled on a per-kilobit ("Kb") basis at a rate that was initially set at $0.0055 per Kb through December 31, 2002. For 2003, this rate was $0.0014 per Kb. We have negotiated an agreement with Sprint PCS whereby the rate for 2004 was set at $0.0020 per Kb and the rate will remain at $0.0020 per Kb through December 31, 2006. Thereafter the rate will be calculated based upon a predetermined formula specified in our affiliation agreements with Sprint PCS.

Non-Sprint PCS Roaming – Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our portion of the PCS network of Sprint, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Sprint negotiates the roaming agreements with these other wireless service providers. These wireless service providers must pay fees for their subscribers' use of our network, and as part of our revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreements with Sprint PCS, Sprint bills these wireless service providers for these roaming fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint PCS then bills our subscriber for use of that provider's network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

Reseller Agreements – We also recognize revenue from subscribers of various wholesale resellers of personal communications services such as Virgin Mobile and Qwest Wireless when those subscribers use our portion of the PCS network of Sprint. These reseller agreements are negotiated by Sprint, and we receive a per-minute rate for each minute that the subscribers of these resellers use our portion of the PCS network of Sprint. These subscribers may be based within or outside our territory.

Marketing Strategy

Our marketing strategy is to complement Sprint's national marketing strategies with techniques tailored to each of the specific markets in our territories.

Use Sprint's Brand – We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the customers' point of view, they use our portion of the PCS network of Sprint and the rest of the PCS network of Sprint as a unified national network.

Advertising and Promotions – Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our territory, such as RadioShack and Best Buy. We must pay the cost of specialized Sprint print advertising by third party retailers. Sprint also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate, or free minutes or Kb of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

Sales Force with Local Presence – We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local distributors, direct business-to-business contacts and other channels. Our marketing teams also participate in local clubs and civic organizations such as the Chamber of Commerce, Rotary and Kiwanis.

Sales and Distribution

Our sales and distribution plan is designed to mirror Sprint's multiple channel sales and distribution plan and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

Sprint Retail Stores – As of December 31, 2004, we operated 77 Sprint stores at various locations within our markets. These stores provide us with a local presence and visibility in the markets within our territory. Following the Sprint model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service. In addition to retail stores that we operate, we began to enter into agreements with exclusive agents in 2003 which operate Sprint stores in our territory to further expand our distribution channels. These "branded stores" function similarly to our company-operated stores but are operated by third parties. These third parties purchase equipment from us and resell it to the consumer, for which the third party receives compensation in the form of commissions. As of December 31, 2004, we had 72 of these branded stores operating in our territory.

National Third Party Retail Stores – Sprint has national distribution agreements with various national retailers such as RadioShack and Best Buy for such retailers to sell Sprint PCS products. These national agreements cover retailers' stores in our territory, and as of December 31, 2004, these retailers had approximately 499 locations in our territory.

Local Indirect Agents – We contract directly with local indirect retailers in our territory. These retailers are typically local businesses that have a presence in our markets. Local indirect agents purchase handsets and other PCS retail equipment from us and market PCS services from Sprint on our behalf. These local indirect agents may also market wireless telecommunications services provided by other carriers as well. We are responsible for managing this distribution channel and as of December 31, 2004 these local indirect agents had approximately 103 locations within our licensed territory. We compensate local indirect agents through commissions for subscriber activations.

Electronic Commerce – Sprint PCS maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to the Sprint PCS Internet site can order and pay for a handset and select a rate plan. Sprint wireless customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. We recognize the revenues generated by wireless customers in our territories who purchase products and services over the Sprint PCS Internet site.

Distribution Mix – During 2004, our distribution mix approximated:

Sprint retail stores	40%
National retailers	25
Local indirect agents (including branded stores)	18
Other	17
100%

Seasonality

Our business is subject to seasonality because the wireless telecommunications industry is heavily dependent on calendar fourth quarter results. Among other things, the industry relies on higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

•	the heavy reliance on retail distribution, which is dependent upon the year-end holiday shopping season;

•	the timing of new product and service announcements and introductions;

•	competitive pricing pressures; and

•	aggressive marketing and promotions.

Technology

General – In 1993, the Federal Communications Commission ("FCC") allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from original analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks also achieve greater frequency reuse than analog networks resulting in greater capacity than analog networks. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

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

CDMA Technology – The PCS network of Sprint and the networks of PCS Affiliates of Sprint all use digital CDMA technology. We believe that CDMA provides important system performance benefits such as:

•	Greater capacity – We believe, based on studies by CDMA manufacturers and our experience since our inception, that CDMA networks can provide network capacity that is approximately seven to ten times greater than that of analog technology and approximately three times greater than TDMA and GSM digital networks.

•	Privacy and security – CDMA technology combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

•	Soft hand-off – CDMA networks transfer calls throughout the CDMA network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new base station while maintaining a connection with the base station currently in use. CDMA networks monitor the quality of the transmission received by multiple base stations simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another base station. Analog, TDMA and GSM networks use a hard hand-off and disconnect the call from the current base station as it connects with a new one without any simultaneous connection to both base stations.

•	Simplified frequency planning – Frequency planning is the process used to analyze and test alternative patterns of frequency used within a wireless network to minimize interference and maximize capacity. Unlike TDMA- and GSM-based networks, CDMA-based networks can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

•	Longer battery life – Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

•	Efficient migration path – We believe that CDMA technology has an efficient and incremental migration path to next generation voice and data services. Unlike technologies that require essentially a replacement investment to upgrade, CDMA upgrades can be completed incrementally. The first step – conversion to 1XRTT – was completed in 2002 in approximately 96% of our covered territory for less than $3 per covered POP. Additional steps beyond 1XRTT, such as EvDO, can be taken as demand for more robust data services or need for additional capacity develops for similar capital investment levels.

Competition

Competition in the wireless telecommunications industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national and regional wireless providers such as ALLTEL, Cingular Wireless, Nextel Communications, Nextel Partners, T-Mobile and Verizon Wireless. While we compete with one or more wireless carriers in each of the markets in our territory, none of these wireless service providers provide services in all of the markets in our territory.

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

The FCC has mandated that wireless carriers provide for WLNP. WLNP allows subscribers to keep their wireless phone number when switching to a different service provider, which could make it easier for competing providers to market their services to our existing users. WLNP makes customer defections more likely, and we may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors' initiatives in an effort to retain customers or replace those who switch to other carriers.

Over the past several years, the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services from Sprint. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain customers principally on the basis of:

•	the strength of the Sprint brand name, services and features;

•	Sprint's nationwide network;

•	our network coverage and reliability; and

•	the benefits of CDMA technology.

Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

•	new services and technologies that may be introduced;

•	changes in consumer preferences;

•	demographic trends;

•	economic conditions; and

•	discount pricing strategies by competitors.

Intellectual Property

The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint brand name, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our territory. Under the terms of our trademark and service mark license agreements with Sprint, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

Except in certain instances and other than in connection with the national distribution agreements, Sprint has agreed not to grant to any other person a right or license to use the licensed marks in our territory. In all other instances, Sprint reserves the right to use the licensed marks in providing its services within or outside our territory.

Our trademark license and service mark agreements with Sprint contain numerous restrictions with respect to the use and modification of any of the licensed marks. See "Our Affiliation Agreements with Sprint — The Trademark and Service Mark License Agreements" for more information on this topic.

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

Employees

As of December 31, 2004, we employed 870 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Our Affiliation Agreements With Sprint

Each PCS Affiliate of Sprint enters into four major affiliation agreements with Sprint:

•	a management agreement;

•	a services agreement; and

•	two trademark and service mark license agreements with different Sprint entities.

We entered into one set of these agreements for our markets in the Southwestern part of the United States and another set of these agreements for our markets in Wisconsin. Roberts entered into a set of these agreements for its markets in Illinois, Kansas and Missouri, which we assumed pursuant to our acquisition of Roberts. WOW entered into a set of these agreements for its markets in Washington and Oregon, which we assumed pursuant to our acquisition of WOW. Southwest PCS entered into a set of these agreements for its markets in Oklahoma, Kansas, Texas and Arkansas, which we assumed pursuant to our acquisition of Southwest PCS. Therefore, we now operate under five sets of affiliation agreements with Sprint. As used in this description, the term "operating subsidiaries" refers to each of our subsidiaries that have entered into affiliation agreements with Sprint. Except as described herein, the material terms of the affiliation agreements entered into by our operating subsidiaries, including the amendments we recently entered into with Sprint, are substantially identical and apply to all of our territories.

Under our affiliation agreements with Sprint, we have the exclusive right to provide wireless mobility communications services using the 1900 MHz frequency block under the Sprint brand name in our territory. Sprint holds the spectrum licenses. Our affiliation agreements with Sprint require us to interface with the PCS network of Sprint by building our portion of the PCS network of Sprint to operate on the 10, 20 or 30 MHz of wireless personal communications services frequencies licensed to Sprint in the 1900 MHz range.

A breach or event of termination, as the case may be, under any of our affiliation agreements with Sprint by one of our operating subsidiaries will also constitute a breach or event of termination, as the case may be, by all other operating subsidiaries of the same provision of the applicable affiliation agreement to which each operating subsidiary is a party. Each operating subsidiary only has the right to cure its breach and has no right to cure any breach or event of termination by another operating subsidiary.

The following is a description of the material terms and provisions of our affiliation agreements with Sprint.

The Management Agreements – Under our management agreements with Sprint, we have agreed to:

•	own, construct and manage a wireless personal communications services network in our territory in compliance with FCC license requirements and other technical requirements contained in our management agreements;

•	distribute Sprint PCS products and services;

•	use Sprint's and our own distribution channels in our territory;

•	conduct advertising and promotion activities in our territory; and

•	manage that portion of the wireless customer base assigned to our territory.

Sprint has the right to supervise our wireless personal communications services network operations and the right to unconditional access to our portion of the PCS network of Sprint.

Exclusivity – We are designated as the only person or entity that can manage or operate a wireless mobility communications network using the 1900 MHz frequency block for Sprint in our territories. Sprint is prohibited from owning, operating, building or managing another wireless mobility communications network in our territory while our management agreements are in place and no event has occurred that would permit such agreements to terminate. Sprint is permitted to make national sales to companies in our territory and to permit resale of the Sprint PCS products and services in our territory.

Network Build-Out – Our management agreements specify the terms of the Sprint affiliation, including the required network build-out plan. We have agreed by specified dates to cover a specified percentage of the population within each of the markets that make up our territory. Our management agreements also require us to reimburse Sprint one-half of the microwave clearing costs for our territory. We believe we are in compliance with our network build-out requirements and Sprint's other program requirements.

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

Products and Services – Our management agreements identify the products and services that we can offer in our territory. These services include, but are not limited to, PCS consumer and business products and services from Sprint available as of the date of the agreements, or as modified by Sprint. We are allowed to sell wireless products and services that are not PCS products and services from Sprint if those additional products and services do not cause distribution channel conflicts or, in Sprint's sole determination, consumer confusion with Sprint PCS products and services. Under our management agreement for our Wisconsin markets, if Sprint begins to offer nationally a product or service that we already offer, then that product or service will be considered to be a Sprint PCS product or service.

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

National Sales Programs – We must participate in the Sprint wireless sales programs for sales to Sprint's corporate accounts and will pay the expenses and receive the compensation from Sprint relative to sales to customers of those accounts located in our territory. We must use Sprint's long distance service, which we can buy at the best prices offered to comparably situated Sprint wholesale customers. However, under our management agreements, we may purchase private line capacity for call routing directly from Sprint, if we can obtain more favorable terms, and Sprint has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under our management agreements, we are prohibited from reselling long distance service to other carriers. However, we may (i) transport long distance calls for customers, (ii) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint chooses to make such resale available, or (iii) transport long distance calls for purposes of roaming.

Service Pricing, Roaming and Fees – We must offer PCS subscriber pricing plans from Sprint designated for regional or national offerings. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint's approval. We are entitled to receive a weekly fee from Sprint equal to 92% of net "billed revenues" related to customer activity less applicable write-offs. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories and amounts collected with respect to taxes and proceeds from sales of our products and services are not considered "billed revenues." Billed revenues generally include all other customer account activity for Sprint PCS products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in customers' accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to 92% of any federal or state subsidies attributable to our territory or customers. Many Sprint wireless subscribers purchase bundled pricing plans that allow roaming anywhere on the nationwide PCS network of Sprint without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a Sprint wireless subscriber from outside our territory enters our territory and uses our services, which is offset against amounts we owe as expenses for every minute that our subscribers use services outside our territory. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint's third party roaming agreements.

Vendor Purchase Agreements – We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint receives from its vendors. Sprint will use commercially reasonable efforts to obtain for us the same prices as Sprint receives from its vendors.

Advertising and Promotions – Sprint uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising at no additional cost to us. In addition to Sprint's national advertising campaigns, we advertise and promote PCS products and services from Sprint on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territory.

Program Requirements – We must comply with the Sprint program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint can adjust the program requirements at any time. Under all management agreements, we can decline to implement any change in the program requirements if the change will:

•	cause the combined peak negative cash flow of the operating subsidiaries to be an amount greater than 3% of Alamosa Holdings' enterprise value;

•	when combined with all other changes in the program requirements that we and the operating subsidiaries agree to implement, within the prior 12 months, cause the combined peak negative cash flow of the operating subsidiaries to be an amount greater than 5% of Alamosa Holdings' enterprise value;

•	cause a decrease in the forecasted 5-year discounted cash flow of the operating subsidiaries of more than 3% on a net present value basis; or

•	when combined with all other changes in the program requirements that we and the operating subsidiaries agree to implement, within the prior 12 months, cause a decrease in the forecasted 5-year discounted cash flow of the operating subsidiaries of more than 5% on a net present value basis.

Generally, for determining whether a program requirement change will adversely impact our operations, (i) the negative impact to the operating subsidiaries' cash flows from capital expenditures required to implement the program requirement change relative to cash benefits from the change during a comparable time period is compared to (ii) our "enterprise value," which the amendments to our affiliation agreements with Sprint define as the book value of its outstanding debt and preferred stock, in addition to the fair market value of our publicly traded equity, less cash.

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

Non-Competition – We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint. We may offer, market or promote telecommunications products and services within our territories only under the Sprint brand, our own brand, brands of our related parties or other products and services approved under our management agreements, except that no brand of a significant competitor of Sprint or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint.

Inability to Use Non-Sprint Brand – We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

Transfer of the PCS Network – In conjunction with the sale of its wireless PCS network, Sprint can sell, transfer or assign its wireless PCS network and any of its FCC licenses to a third party if the third party agrees to be bound by the terms of our management agreements and our services agreements.

Change in Control – Sprint must consent to any transaction pursuant to which we are no longer the "ultimate parent" of any of the operating subsidiaries, but this consent cannot be unreasonably withheld.

Rights of First Refusal – Sprint has rights of first refusal to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of the PCS network of Sprint.

Term – Each of our management agreements has an initial term of 20 years with three 10-year renewal options, which would lengthen each of our management agreements to a total term of 50 years. The three 10-year renewal terms are automatically effectuated unless either Sprint provides us or we provide Sprint with two years prior written notice to terminate the agreement or unless we are in material default of our obligations under such agreement.

Termination of Our Management Agreements – Our management agreements can be terminated as a result of the following events:

•	termination of Sprint's spectrum licenses;

•	an uncured breach under our management agreements;

•	our management agreements not complying with any applicable law in any material respect; or

•	the termination of any of our trademark and service mark license agreements.

If we have the right to terminate our management agreements because of an event of termination caused by Sprint, generally we may:

•	require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint for an amount equal to 80% of our "entire business value" as defined below;

•	in all areas in our territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 9% of our "entire business value"; or

•	choose not to terminate our management agreements and sue Sprint for damages or submit the matter to arbitration.

If Sprint has the right to terminate our management agreements because of an event of termination caused by us, generally Sprint may:

•	require us to sell our operating assets to Sprint for an amount equal to 72% of our "entire business value;"

•	require us to purchase, subject to governmental approval, the licensed spectrum in our territory for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 10% of our "entire business value;"

•	take any action as Sprint deems necessary to cure the breach of our management agreements, including assuming responsibility for, and operating, our portion of the PCS network of Sprint; or

•	not terminate our management agreements and sue us for damages or submit the matter to arbitration.

Non-Renewal – If Sprint gives us timely notice that it does not intend to renew our management agreements, we may:

•	require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint for an amount equal to 80% of our "entire business value;" or

•	in all areas in our territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates such management agreement, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 10% of our "entire business value."

If we give Sprint timely notice of non-renewal, or we and Sprint both give notice of non-renewal, or any of our management agreements expire with neither party giving a written notice of non-renewal, or if any of our management agreements can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint may:

•	purchase all of our operating assets, without further stockholder approval, for an amount equal to 80% of our "entire business value;" or

•	require us to purchase, subject to governmental approval, the licensed spectrum in our territories for an amount equal to the greater of either the original cost to Sprint of the license plus any microwave clearing costs paid by Sprint or 10% of our "entire business value."

Determination of Entire Business Value – If our "entire business value" is to be determined, Sprint and we will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine our "entire business value" on a going concern basis using the following principles:

•	the "entire business value" is based on the price a willing buyer would pay a willing seller for the entire ongoing business;

•	the entire business value will not be calculated in a manner that double counts the operating assets of one or more of our affiliates;

•	then-current customary means of valuing a wireless telecommunications business will be used;

•	the business is conducted under the Sprint brand and our affiliation agreements with Sprint PCS;

•	we own the spectrum and frequencies presently owned by Sprint and subject to our affiliation agreements with Sprint PCS; and

•	the valuation will not include any value for businesses not directly related to the PCS products and services from Sprint, and those businesses will not be included in the sale.

Insurance – We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreements and who are reasonably acceptable to Sprint, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

Indemnification – We have agreed to indemnify Sprint and its directors, employees and agents and related parties of Sprint and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under such agreement, except that we will not be obligated to indemnify Sprint for any claims arising solely from the negligence or willful misconduct of Sprint. Sprint has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint's violation of any law and from Sprint's breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint, except Sprint will not be obligated to indemnify us for any claims arising solely from our negligence or willful misconduct.

Dispute Resolution – If the parties cannot resolve any dispute between themselves, either party to the agreement may continue to operate under the agreement and sue the other party for damages or seek other appropriate remedies as provided in the agreement.

Most Favored Nation Clause – We generally have the right to amend our management agreements or services agreements to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and a PCS Affiliate of Sprint similarly situated to us if, prior to

December 31, 2006, Sprint amends the terms of any of those agreements to provide such terms. This right is only effective, however, if we agree to accept all the terms and conditions set forth in the other agreements and (i) those agreements were not amended with a PCS Affiliate of Sprint solely because the affiliate owns the spectrum on which its network operates (unless such PCS Affiliate of Sprint acquired the spectrum from Sprint after September 1, 2003), (ii) the amendments to those agreements were not compelled by a law or regulation inapplicable to us, or (iii) the amendments to those agreements were not due to a change in a build-out plan. Our management agreements provide that a PCS Affiliate of Sprint similarly situated to us is one with three million or more covered POPs.

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

The FCC has promulgated a series of rules, regulations and policies to, among other things:

•	grant or deny licenses for wireless personal communications service frequencies;

•	grant or deny wireless personal communications service license renewals;

•	rule on assignments and/or transfers of control of wireless personal communications service licenses;

•	govern the interconnection of wireless personal communications service networks with other wireless and wireline service providers;

•	establish access and universal service funding provisions;

•	establish service requirements such as enhanced 911 service;

•	impose fines and forfeitures for violations of any of the FCC's rules;

•	regulate the technical standards of wireless personal communications services networks; and

•	govern certain aspects of the relationships between carriers and customers, such as the use of personal information and number portability.

Through rules that went into effect on January 1, 2003, the FCC eliminated its spectrum cap for Commercial Mobile Radio Services ("CMRS") which include broadband wireless personal communications services, cellular and specialized mobile radio ("SMR"). The cap previously had limited CMRS providers to 55 MHz in any geographic area. Effective as of February 14, 2005, the FCC eliminated its rule which prohibited a party from owning interests in both cellular networks in the same Rural Service Areas. The FCC had previously eliminated rules prohibiting similar combinations in Cellular Metropolitan Service Areas. With the elimination of these rules, the FCC now conducts a case-by-case analysis to determine whether any proposed CMRS spectrum combination would have an anticompetitive effect.

Transfers and Assignments of Wireless Personal Communications Services Licenses

The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a wireless personal communications service license. In 2004, the FCC modified its rules to significantly streamline its approval procedures for assignments and transfers of control of wireless licenses. Although these changes will shorten the time necessary to complete transactions involving wireless licenses, they retain public notice periods that offer an opportunity for filing opposition with the FCC. Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of commercial mobile radio service licenses.

The FCC has adopted rules that promote the development of secondary markets in spectrum usage rights. These rules enable a wide variety of providers of communications services to enter into flexible spectrum leasing arrangements with licenses in wireless radio services, including PCS. These rules are intended to promote increased facilities-based competition in wireless services and enable the development of additional and innovative services in rural areas.

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

Wireless Personal Communications Services License Renewal

Wireless personal communications service licensees can renew their licenses for additional ten-year terms. Wireless personal communications service renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford wireless personal communications services renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the wireless personal communications service renewal applicant has:

•	provided "substantial service" during its license term; and

•	substantially complied with all applicable laws and FCC rules and policies.

The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it very likely that Sprint will retain the wireless personal communications service licenses that we manage for the foreseeable future.

Interconnection

The FCC has the authority to order interconnection between CMRS providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Interconnection agreements are negotiated on a state-wide basis and are subject to state approval. In February 2005, the FCC issued a Further Notice of Proposed Rulemaking in its Intercarrier Compensation Reform proceeding, seeking to replace the current system of intercarrier payments with one that would be technologically and competitively neutral toward services offered by wireline, wireless and Voice over Internet Protocol ("VoIP") providers.

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

FCC rules require local exchange and CMRS providers to allow customers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability or WLNP. FCC regulations currently require CMRS providers to implement WLNP nationwide, though some carriers have obtained temporary waivers. Under the FCC's WLNP regulations, CMRS providers must deliver calls from their networks to ported numbers anywhere in the country and contribute to the Local Number Portability Fund. We may be liable to Sprint for any penalties that Sprint may be subject to if we are unable to comply with the FCC's WLNP regulations within a reasonable period of time. Implementation of WLNP has required wireless personal communications service providers like us and Sprint to purchase more expensive switches and switch upgrades. However, it has also enabled existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which has made it easier for wireless personal communications service providers to market their services to existing cellular and wireline users. The existence of WLNP could adversely impact our business since it makes customer defections more likely and we may not be able to replace customers who have switched to other carriers.

FCC rules permit broadband wireless personal communications service and other CMRS providers to provide wireless local loop and other fixed services that would directly compete with the wireline services of local exchange carriers. This may create new markets and revenue opportunities for Sprint and its PCS Affiliates and other wireless providers.

FCC rules require broadband personal communications services and other CMRS providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to "Public Safety Answering Points." Sprint has completed its PCS network upgrade to support enhanced 911 service, but actual availability of this service requires action by local governments. Some states and local governments have imposed fees on wireless carriers to support local implementation of the service. Carriers are generally able to pass these fees along to consumers. Emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

FCC rules include several measures designed to remove obstacles to competitive access to customers and facilities in commercial multiple tenant environments, including the following:

•	Telecommunications carriers in commercial settings may not enter into exclusive contracts with building owners, including contracts that effectively restrict premises owners or their agents from permitting access to other telecommunications service providers; and

•	Utilities, including LECs, must afford telecommunications carriers and cable service providers reasonable and nondiscriminatory access to poles, conduits and rights-of-way owned or controlled by the utility.

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

Communications Assistance for Law Enforcement

The Communications Assistance for Law Enforcement Act ("CALEA"), enacted in 1994, requires wireless personal communications service and other telecommunications service providers to ensure that their facilities, equipment and services are able to comply with authorized electronic surveillance by federal, state and local law enforcement personnel. Wireless personal communications service providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025, by June 30, 2000, and with certain additional standards by September 30, 2001. Wireless personal communications service providers who sought extensions of compliance deadlines, including Sprint, are also required to implement a "packet-mode" capability by January 30, 2004, though the FCC has granted numerous additional extensions to this deadline. Providers had to meet various other capability requirements established by the Department of Justice and Federal Bureau of Investigation as of June 30, 2002. Most wireless personal communications service providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with the CALEA capability and capacity requirements. On August 4, 2004, the FCC initiated a wide-ranging review of its CALEA regulations in response to a Petition for Rulemaking filed by various law enforcement agencies. In this proceeding, the FCC has proposed various changes to its CALEA requirements, some of which may increase the cost of compliance for Sprint and its PCS Affiliates. In sum, CALEA capability and capacity requirements are likely to impose some additional switching and network costs upon Sprint and its managers and PCS Affiliates and other wireless entities.

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

Review of Universal Service Requirements

The FCC and certain states have established "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint's "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states have adopted a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. Some wireless entities have received state commission designation as "eligible telecommunications carriers," enabling them to receive federal and state universal service support, and compete with wireline telephone companies for universal service revenue. Because we manage substantial rural areas for the PCS Division of Sprint, it is possible that we will receive revenues in the future from federal and state universal service support funds that are much greater than the reductions in our revenues due to universal service contributions paid by Sprint.

The FCC is investigating the type of regulation that it should apply to VoIP. In a November 2004 decision, the FCC concluded that at least one form of VoIP is an unregulated information service, rather than a telecommunications service, and as such is not subject to state regulation or universal service contributions. Currently VoIP providers do not generally compensate carriers for termination of calls on their networks through reciprocal compensation or access charges. Additional decisions by the FCC are expected to further clarify the regulatory status of VoIP offerings, which may affect their relationships with telecommunications carriers.

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

Wireless Facilities Siting

States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of those services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for Sprint and its managers and PCS Affiliates and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays. In the fall of 2004, the FCC adopted measures in coordination with the Advisory Council on Historic Preservation and the National Conference of State Historic Preservation Officers. These provisions, known as the "Nationwide Programmatic Agreement"("NPA"), were designed to ease the review process for wireless towers constructed near historic properties, but members of the wireless industry have complained to the FCC that the NPA actually increases unnecessary burdens for tower construction and gives undue authority to federally recognized Indian tribes and have also appealed the FCC's decision in federal court on jurisdictional grounds.

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

State Regulation of Wireless Service

Section 332 of the Communications Act of 1934, as amended, preempts states from regulating the rates and entry of CMRS providers. Section 332 does not prohibit a state from regulating the other terms and conditions of commercial mobile services, including consumer billing information and practices, billing disputes and other consumer protection matters. Some states have proposed or adopted "Wireless Consumer Bill of Rights" requirements pursuant to this authority. These laws may add significant compliance costs in states where they are effective. To the extent Sprint and its PCS Affiliates provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certification and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

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

Our headquarters are located in Lubbock, Texas and we lease space in a number of locations, primarily for our retail stores, base stations and switching centers. As of December 31, 2004, we leased space for 64 retail stores, 13 kiosks and 9 switching centers. As of December 31, 2004, we leased space for the placement of 1,837 sites. 1,777 are located on towers or other structures owned by others. 60 of these sites are on towers or other structures owned by us. In cases where we own the structure, we typically lease the location where the structure is placed. We co-locate with other wireless service providers with respect to approximately 91% of our sites. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

We have been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York (In re Alamosa PCS Holdings Initial Public Offering Securities Litigation, docket No. 01 Civ. 11235), arising out of our initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against us is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by us and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by us and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. We maintain insurance coverage which may mitigate our exposure to loss in the event that this claim is not resolved in our favor.

The issuers in the IPO cases, including us, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of our IPO, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court. The court has issued a decision and order which preliminarily approves the settlement as to the issuers. A hearing date has been scheduled by the court for March 18, 2005 where they will approve the form and substance of a notice to be sent to class members describing the settlement and giving class members the opportunity to opt out of or object to the settlement. The court will also set a date for a fairness hearing which will likely take place later in 2005.

On January 23, 2001, our board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and Chief Operating Officer of the Company. On April 29, 2002, Mr. Brantley initiated litigation against us and our Chairman, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination. In the litigation, Mr. Brantley claimed, among other things, that our termination of his employment was without cause under his employment agreement rather than a termination for non-performance. As such, Mr. Brantley's claim sought money damages for (i) severance pay equal to one year's salary at the time of his termination, (ii) the value of certain unexercised stock options he owned at the time of his termination, (iii) an allegedly unpaid bonus and (iv) exemplary damages, as well as recovery of attorney's fees and costs. Mr. Brantley's claims against us and our CEO were resolved pursuant to a settlement agreement dated February 6, 2004. The settlement did not materially impact our consolidated financial statements or our operations.

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

In November and December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, our Chairman and Chief Executive Officer and Kendall W. Cowan, our Chief Financial Officer. Steven Richardson, our Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United Stated District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division (Massachusetts State Guaranteed Annuity Fund, et. al. v. Alamosa Holdings, et. al., Civil Action No.: 5:03-cv-289-c). On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (Alamosa Holdings, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, rescission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' alleged insider trading proceeds. At the end of the putative class period on June 13, 2002, Alamosa Holdings announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that Alamosa Holdings made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that Alamosa Holdings' financial statements were false and misleading because they improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss is currently pending before the Court.

We believe that Alamosa Holdings and the other defendants have meritorious defenses to these claims and intend to vigorously defend this action. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect our financial condition.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of Alamosa Holdings against certain of our officers and directors: David E. Sharbutt, our Chairman and Chief Executive Officer, Kendall W. Cowan, our Chief Financial Officer, as well as other current and former members of our board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr., Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name Alamosa Holdings as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas (In re Alamosa Holdings, Inc.

Derivative Litigation, cause No. 04-06286). On November 24, 2004, the plaintiffs filed a consolidated derivative petition. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The defendants' motion to stay this suit pending the outcome of the federal shareholder action and in the alternative, special exceptions to the consolidated derivative petition requesting dismissal of the action, are currently pending before the Court. No discovery has been taken at this time, and the ultimate outcome is not currently predictable.

By letter dated January 10, 2005, we received notice of request for arbitration by PVT Networks, Inc. pursuant to the Outsource Service Provider Agreement by and between PVT Networks, Inc. and us. The underlying dispute concerns a request by PVT to be reimbursed for certain costs and fees under the Outsource Service Provider Agreement. The amount of the claim appears to be for approximately $449,000. We intend to vigorously defend this arbitration.

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

We are a wholly-owned subsidiary of Alamosa PCS Holdings and an indirect wholly-owned subsidiary of Alamosa Holdings. There is no market for our common stock.

We have historically paid dividends to Alamosa Holdings to reimburse it for expenses incurred as Alamosa Holdings is a holding company whose primary source of income is distributions from us. Additionally, beginning in 2004, we began to make dividend payments to Alamosa Holdings for the purpose of servicing the cash dividend requirements of the preferred stock issued by Alamosa Holdings in connection with our debt exchange which took place in November 2003. Dividends, if any, will be determined by our Board of Directors and will depend upon our results of operations, financial condition, and capital expenditure plans, as well as other factors that our Board of Directors considers relevant. In addition, the terms of the indentures governing our senior notes may limit our ability and that of our guarantor subsidiaries under our senior notes to pay dividends in the future.

ITEM 6.	SELECTED FINANCIAL DATA.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of
Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Information

You should read the following discussion and analysis when you read the consolidated financial statements and the related notes included in this annual report on Form 10-K beginning on page F-1.

This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation – Risk Factors" and "This Annual Report Contains Forward-Looking Statements."

Definitions of Operating Metrics

We discuss the following operating metrics relating to our business in this "Management's Discussion and Analysis of Financial Condition and Results of Operation" section:

•	ARPU, or average monthly revenue per user, is a measure used to determine the average monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period.

•	Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

•	Licensed POPs represent the number of residents (usually expressed in millions) in our territory in which we have an exclusive right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•	Covered POPs represent the number of residents (usually expressed in millions) covered by our portion of the PCS network of Sprint in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At December 31, 2004, we had total licensed POPs of over 15.8 million, covered POPs of approximately 12.9 million and total subscribers of approximately 915,000.

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

Accounting for goodwill and intangible assets - In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain intangible assets including both identifiable intangibles and goodwill. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset was being amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset became fully amortized in the first quarter of 2004. We purchased the rights to additional territory from Sprint in September 2004 which resulted in the recognition of an intangible asset related to the rights under the Sprint agreement. This intangible asset is being amortized over the remaining original term of the related Sprint agreement or approximately 14 years.

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

Long-lived asset recovery - Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 75 percent of our total assets at December 31, 2004. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The impairment of goodwill recorded in 2002 and the trends in the wireless telecommunications industry that drove our decision to launch a debt exchange offer in September 2003 were deemed to be "triggering events" requiring impairment testing of our other long-lived assets under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In performing this test, assets were grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group was compared to the carrying value of the asset group. We determined that we had one asset grouping related to cash flows generated by our subscriber base, which included all of our assets. The life of this asset group for purposes of these impairment tests was assumed to be ten years. No impairment was indicated as a result of these tests. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases - Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, "Accounting for Leases." We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight line basis over the lease term. The lease term and the economic life of the related assets are generally the same term.

Income taxes - We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with the acquisitions in 2001, a significant deferred tax liability was recorded related to intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. We continue to evaluate the likelihood of realizing the benefits of deferred tax items. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was further increased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based upon the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

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

For the year ended December 31, 2004 compared to the year ended December 31, 2003

Subscriber growth and key performance indicators - We had total subscribers of approximately 915,000 at December 31, 2004 compared to approximately 727,000 at December 31, 2003. This growth of approximately 188,000 subscribers or 26 percent compares to 17 percent growth in 2003. The increase in the rate of growth from 2003 to 2004 is due to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry as compared to 2003.

Average monthly churn for 2004 was approximately 2.3 percent compared to approximately 2.7 percent for 2003. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service Revenues - Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features, including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $555,711 for the year ended December 31, 2004 compared to $452,396 for the year ended December 31, 2003. This increase of 23 percent was primarily due to the 26 percent increase in our subscriber base discussed above. Base ARPU (without roaming) remained consistent in 2004 at $57 compared to $56 in 2003.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory that roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $186,815 for the year ended December 31, 2004 compared to $146,446 for the year ended December 31, 2003. This increase of 28 percent was primarily due to a 35 percent increase in inbound roaming minutes to 2.3 billion for the year ended December 31, 2004 compared to 1.7 billion for the year ended December 31, 2003. The percentage increase in revenue was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate has been 5.8 cents per minute since January 1, 2003. The November 2003 amendments to our affiliation agreements with Sprint (as amended in March 2004) that became effective on December 1, 2003 after the completion of our debt exchange, fixed our reciprocal roaming rate with Sprint at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.16 to 1 for the year ended December 31, 2004. We have experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and has declined in some cases during 2004 compared to 2003.

Wholesale revenue was $27,415 for the year ended December 31, 2004 compared to $4,326 for the year ended December 31, 2003. This increase of 534 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint.

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

Product sales revenue for 2004 was $33,159 compared to $27,882 in 2003. Cost of products sold for 2004 was $76,183 compared to $59,651 for 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $43,024 in 2004 and $31,769 in 2003. The increase in subsidies of $11,255 in 2004 is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 69,711. In addition to the increase in the number of activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

Cost of service and operations (excluding non-cash compensation) - Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care as well as our provision for estimated uncollectible accounts. Expenses of $383,287 in 2004 were 21 percent higher than the $317,215 incurred in 2003. The increase in expenses in 2004 was due to the increased volume of traffic carried on our network. Total minutes of use on our network were 9.3 billion minutes in 2004 compared to 6.2 billion minutes in 2003 for an increase in traffic of 51 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses (excluding non-cash compensation) - Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $140,833 in 2004 were 25 percent higher than the $112,626 incurred in 2003 due to an increase in variable costs resulting from increases in gross activations in 2004 as compared to 2003.

General and administrative expenses (excluding non-cash compensation) - General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $21,938 in 2004 were 39 percent higher than the $15,814 incurred in 2003. The increase in 2004 has been the result of increased professional fees being driven by various efforts undertaken in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002, additional legal fees incurred in defense of class action lawsuits brought late in 2003 and in 2004 as well as additional personnel costs.

Depreciation and amortization - Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation of our property and equipment is calculated on the straight line method over the estimated useful lives of the underlying assets and totaled $72,685 in 2004 as compared to $70,428 in 2003. This increase of 3 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2004.

Amortization expense relates to intangible assets recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $32,090 in 2004 was 20 percent less than the $40,067 in 2003. The decrease in 2004 is due to the fact that the intangible asset related to the subscriber base acquired became fully amortized in the first quarter of 2004.

Impairment of property and equipment - We recorded impairments of property and equipment of $3,730 in 2004 compared to $2,243 in 2003. Impairments recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Non-cash compensation - Non-cash compensation expense of $80 and $149 in 2004 and 2003, respectively, related to the vesting of 200,000 and 400,000 shares, respectively, of restricted stock that were awarded to our officers in 2002.

Operating income - Our operating income for 2004 was $72,274 compared to $12,857 for 2003. This increase in income is primarily attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers and growth in inbound roaming revenue from other PCS carriers.

Loss on debt extinguishment - The loss on debt extinguishment of $13,101 recorded in 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Debt exchange expenses - Debt exchange expenses recorded in 2003 consist of professional fees and transaction costs associated with the debt exchange that was completed in November 2003 that were allocated to the new notes issued in the exchange and were expensed in accordance with the accounting provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." Because the debt exchange was considered a troubled debt restructuring under the provisions of SFAS No. 15, transaction costs associated with the granting of an equity interest to the holders of the notes were recorded as a reduction in the fair value of the Series B Convertible Preferred Stock that Alamosa Holdings issued in the debt exchange. The remaining transaction costs were expensed. We had no such debt exchange expenses in 2004.

Interest and other income - Interest and other income represents amounts earned on the investment of excess cash including restricted cash and short term investments. Income of $1,458 in 2004 was 57 percent higher than the $929 earned in 2003. The increase in 2004 is primarily due to the fact that during 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. The extension in allowable maturity allowed the Company to invest in higher yielding short term investments.

Interest expense - Interest expense for 2004 and 2003 included non-cash interest of $25,723 and $37,402, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $75,739 from $99,914 in 2003 is due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

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

Service Revenues - Subscriber revenues were $452,396 for the year ended December 31, 2003 compared to $391,927 for the year ended December 31, 2002. This increase of 15 percent was primarily due to the 17 percent increase in our subscriber base discussed above. Base ARPU (without roaming) decreased in 2003 to $56 compared to $58 in 2002. This decrease was attributable to plans with larger buckets of minutes being offered in 2003 compared to 2002 as a result of the increased level of competition in the marketplace resulting in lower overage revenue from customers exceeding their plan minutes.

Roaming revenue was $146,446 for 2003 compared to $139,843 for 2002. This increase of 5 percent was primarily due to a 55 percent increase in inbound roaming minutes to 1.7 billion for 2003 compared to 1.1 billion for 2002. The percentage increase in revenue in 2003 was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. The reciprocal roaming rate with Sprint was 5.8 cents per minute in both 2003 and 2002.

Wholesale revenue was $4,326 for 2003 compared to $0 for 2002. This increase was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis.

Product sales and cost of products sold - Product sales revenue for 2003 was $27,882 compared to $23,922 for 2002. Cost of products sold for 2003 was $59,651 compared to $50,974 for 2002. As such, the subsidy on handsets sold through our retail and local indirect channels was $31,769 in 2003 and $27,052 in 2002. The increase in subsidies is due to increased promotional efforts in terms of rebates on handsets and equipment offered in response to increased competition in the marketplace.

Cost of service and operations (excluding non-cash compensation) - Costs of service and operations of $317,215 in 2003 were 8 percent lower than the $343,468 incurred in 2002. This decrease in cost is primarily attributable to a reduction in bad debt expense in 2003 to $13,451 compared to $40,285 in 2002 as we began to see the benefit of reinstating deposit requirements on subscribers in certain credit categories in the form of reduced involuntary deactivations of subscribers for non-payment and resulting decreases in writeoffs.

Selling and marketing expenses (excluding non-cash compensation) - Selling and marketing expenses of $112,626 in 2003 were 5 percent lower than the $119,059 incurred in 2002 due to a decrease of approximately 25,000 total subscriber activations during 2003 as compared to 2002.

General and administrative expenses (excluding non-cash compensation) - General and administrative expenses of $15,814 in 2003 were 8 percent higher than the $14,656 incurred in 2002. The primary causes for this increase were increased professional fees being driven by various efforts undertaken in 2003 in beginning to prepare for the reporting requirements under the Sarbanes-Oxley Act of 2002.

Depreciation and amortization - Depreciation expense totaled $70,428 in 2003 as compared to $64,702 in 2002. This increase of 9 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2003.

Amortization expense of $40,067 in 2003 was consistent with the $40,419 in 2002.

Impairment of property and equipment- In 2003 we recorded impairments of property and equipment totaling $2,243 primarily related to the abandonment of certain network equipment that had become technologically obsolete. In 2002 we recorded impairments of property and equipment totaling $1,194 primarily related to a switching facility that was closed and abandoned.

Non-cash compensation - Non-cash compensation expense of $149 and $29 in 2003 and 2002, respectively, relates to shares of restricted stock that were awarded to our officers in 2002. Certain of our officers received a total of 800,000 shares of restricted stock in 2002 at a discount to market price that will vest over a three-year period. Compensation expense related to the difference between the market price of the stock and the price the officers paid for the stock will be recognized over the vesting period during which the restrictions lapse.

Operating income (loss) - Our operating income for 2003 was $12,857 compared to a loss of $370,444 for 2002. This increase in income is primarily attributable to the fact that we recognized a $291,635 impairment of goodwill in 2002. The remaining improvement is primarily attributable to the leverage we are beginning to experience in spreading our fixed costs over a larger base of subscribers and growth in inbound roaming revenue from other PCS carriers.

Debt exchange expenses - Debt exchange expenses recorded in 2003 of $8,694 consist of professional fees and transaction costs associated with the debt exchange that was completed in November 2003 that were allocated to the new notes issued in the exchange and were expensed in accordance with the accounting provisions of SFAS No. 15. We had no such debt exchange expenses in 2002.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the acquisitions completed in 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired, particularly intangible assets.

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was further increased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. On a quarterly basis, we evaluate the need for an adequacy of the valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities - Operating cash flows increased $76,436 in 2004 and increased $81,694 in 2003. The 2004 increase is primarily due to our increased income before non-cash items in 2004 of $67,138 coupled with working capital changes of $9,298. The 2003 increase is primarily due to our decreased loss before non-cash items in 2003 of $72,988 coupled with working capital changes of $8,706.

Investing activities - Our investing cash flows were negative $134,425 in 2004 compared to negative $1,256 in 2003. Our cash capital expenditures for 2004 were $83,989 compared to $38,625 in 2003 due to more cell sites built in 2004 as we expanded the coverage of our territory in 2004. Additionally, the decrease in restricted cash related to amounts used to make cash interest payments on our senior notes was $1 in 2004 and $34,724 in 2003.

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

Financing activities - Our financing cash flows increased in 2004 to $31,175 from negative $16,731 in 2003. In 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid cash distributions to Alamosa Holdings in 2004 of $10,088. Our negative financing cash flows in 2003 were attributable to costs incurred in connection with a debt restructuring completed in the fourth quarter of 2003.

Our financing cash flows decreased in 2003 to a negative $16,731 from $9,501 in 2002. Our financing cash flows in 2002 primarily consisted of $12,838 in borrowings under our senior secured credit facility. Our negative financing cash flows in 2003 were attributable to costs incurred in connection with a debt restructuring completed in the fourth quarter of 2003.

Liquidity and Capital Resources

Liquidity - Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of ours and Alamosa Holdings' common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred significant net losses since inception and incurred negative cash flows from operating activities through 2002, we generated approximately $132 million and $56 million of cash flows from operating activities for the years ended December 31, 2004 and 2003, respectively. In November 2003, we completed a debt exchange that provided for approximately $238 million of principal debt reduction.

As of December 31, 2004, we had approximately $127 million of cash on hand as well as $50 million in short term investments which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on Alamosa Holdings' preferred stock) for at least the next 12 months.

Alamosa Holdings completed the acquisition of another PCS Affiliate of Sprint in February 2005. In connection with that acquisition, stockholders of the acquired entity will receive cash consideration of $100 million. Alamosa Holdings' source of funds for approximately $85 million of cash consideration will be through cash provided by us to Alamosa Holdings.

Our future liquidity will be dependent on a number of factors influencing our projections of operating cash flows, including those related to subscriber growth, ARPU, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may or may not be available on terms acceptable to us, if at all, and could have a material adverse effect on our ability to achieve our intended business objectives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2004 are reflected in the table below.

	Payments due by period
	Less than One year	1 – 3 Years	4 – 5 Years	After 5 Years	Total
Long-term debt (fully accreted)	$—	$—	$490,587	$263,925	$754,512
Cash interest	63,000	238,303	106,988	23,340	431,631
Capital lease obligations	196	464	276	324	1,260
Operating leases	36,049	110,870	61,779	31,670	240,368
	$99,245	$349,637	$659,630	$319,259	$1,427,771

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

12 7/8% senior discount notes due 2010 - As a result of our debt exchange, approximately $6.3 million in accreted principal amount of our 12 7/8% senior discount notes remain outstanding at December 31, 2004. These notes will accrete to their full principal amount at maturity of $6.4 million on February 15, 2005, and thereafter cash interest on the outstanding principal amount will be payable semiannually at 12 7/8% beginning on August 15, 2005 and continuing through maturity on February 15, 2010. The 12½% senior discount notes are unsecured.

12½% senior notes due 2011 - As a result of our debt exchange, approximately $11.6 million in aggregate principal amount of our 12½% senior notes remain outstanding. Cash interest on the outstanding principal amount of these notes is payable semiannually at 12½% through maturity on February 1, 2011. The 12½% senior notes are unsecured.

13 5/8% senior notes due 2011 - As a result of our debt exchange, approximately $2.3 million in aggregate principal amount of our 13 5/8% senior notes remain outstanding. Cash interest on the outstanding principal amount of these notes is payable semiannually at 13 5/8% through maturity on August 15, 2011. The 13 5/8% senior notes are unsecured.

8½% senior notes due 2012 - In January 2004, we issued $250 million in aggregate principal amount of our 8½% senior notes due 2012. Cash interest on the outstanding principal amount of these notes is payable semiannually at 8½%, beginning on July 31, 2004, through maturity on January 31, 2012. We used the proceeds from this issuance to repay and terminate outstanding borrowings under the senior secured credit facility with the remainder available for general corporate purposes.

Inflation

We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvement in subscriber growth in 2004, we are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for 2004 was 2.3 percent compared to 2.7 percent for 2003 and 3.4 percent for 2002. The rate of churn experienced in 2002 was the highest that we have experienced on an annual basis since the inception of the Company. Although churn has declined over the past two years, we expect that in the near term churn could increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during 2004. Through the end of 2004, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123(R) to our consolidated results of operations.

RISK FACTORS

Risks Relating to Our Business, Strategy and Operations

We may not be able to sustain our planned growth or obtain sufficient revenue to achieve and sustain profitability.

During 2002 and 2003, we experienced overall declining net subscriber growth compared to periods prior to 2002. This trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. We are currently experiencing net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. Although we experienced an increase in subscriber growth in 2004, if net subscriber growth does not continue to improve or declines for an extended period of time, it may lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

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

We are paid a fee from Sprint or a PCS Affiliate of Sprint for every minute that Sprint's or that affiliate's subscribers use our portion of the PCS network of Sprint. Similarly, we pay a fee to Sprint or another PCS Affiliate of Sprint for every minute that our subscribers use the PCS network of Sprint outside our territory. Sprint PCS subscribers based in our territory may spend more time in other PCS coverage areas than we anticipate, and wireless customers from outside our territory may spend less time in our territory or may use our services less than we anticipate. As a result, we may receive less Sprint PCS roaming revenue and/or have to pay more in Sprint PCS roaming fees than we collect in Sprint PCS roaming revenue. Our ratio of inbound to outbound roaming minutes with Sprint PCS was approximately 1.16 to 1 in 2004. We expect this ratio to decline to approximately 1 to 1 over time.

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

Roaming and wholesale revenue from subscribers of wireless communications providers other than Sprint PCS and PCS Affiliates of Sprint may decline in the future.

We derive a significant amount of roaming and wholesale revenue from wireless communications providers other than Sprint and PCS Affiliates of Sprint for permitting their subscribers to roam on or use on a wholesale basis our portion of the PCS network of Sprint when they are in our territory. For the year ended December 31, 2004, approximately 30% of our roaming and wholesale revenue was attributable to revenue derived from these other wireless communications providers. We do not have agreements directly with these providers. Instead, we rely on roaming or wholesale arrangements that Sprint has negotiated. If the rates offered by Sprint are not attractive, these other wireless communications providers may decide to build-out their own networks in our territory or enter into roaming arrangements with our competitors who also already have networks in our territory. The loss of all or a significant portion of this revenue would have a material adverse effect on our financial condition and operating results.

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

We do not have agreements directly with other wireless service providers for roaming coverage outside our territory. Instead, we rely on roaming arrangements that Sprint has negotiated with other wireless service providers for coverage in these areas. Some risks related to these arrangements are as follows:

•	the arrangements may not benefit us in the same manner that they benefit Sprint;

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint;

•	the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

•	customers must end a call in progress and initiate a new call when leaving the PCS network of Sprint and entering another wireless network;

•	Sprint wireless customers may not be able to use advanced PCS features from Sprint, such as PCS Vision, while roaming;

•	Sprint or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis; and

•	if Sprint wireless customers are not able to have a similar wireless experience as when they are on the PCS network of Sprint, we may lose current subscribers and Sprint PCS products and services may be less attractive to potential new customers.

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

We intend to continually evaluate opportunities for the acquisition of businesses that are intended to complement or extend our existing operations. If we acquire additional businesses, we may encounter difficulties that may be costly and time-consuming and slow our growth. For example, we may have to:

•	assume and/or incur substantial additional debt to finance the acquisitions and fund the ongoing operations of the acquired companies;

•	integrate new operations with our existing operations; or

•	divert the attention of our management from other business concerns.

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

Our relationship with Sprint is governed by our affiliation agreements with Sprint. Since we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of these affiliation agreements. However, Sprint may be able to terminate our affiliation agreements with it if we materially breach the terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of our affiliation agreements with Sprint. Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flows. If Sprint terminates or fails to renew our affiliation agreements or fails to perform its obligations under those agreements, our ability to conduct business would be severely restricted.

If we materially breach our affiliation agreements with Sprint, Sprint may have the right to purchase our operating assets at a discount to market value.

Our affiliation agreements with Sprint require that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain Sprint's technical and customer service requirements. We believe we are in compliance with our network build-out requirements and Sprint's other program requirements. A failure by us to meet any expanded build-out requirements for any one of the individual markets in our territory, or a failure to complete our current network build-out requirements according to our expected time frame, or to meet Sprint's technical or customer service requirements contained in the affiliation agreements would constitute a material breach of the agreements, which could lead to their termination by Sprint. We may amend our affiliation agreements with Sprint in the future to expand our network coverage. Our affiliation agreements with Sprint provide that upon the occurrence of an event of termination caused by our breach of such agreements, Sprint has the right to, among other things, purchase our operating assets and for a price equal to 72% of our "entire business value." See "Business—Our Affiliation Agreements with Sprint" for a description of how we calculate our entire business value.

Sprint may make decisions that could increase our expenses and/or our capital expenditure requirements, reduce our revenues or make our affiliate relationships with Sprint less advantageous than expected.

Under our affiliation agreements with Sprint, Sprint has a substantial amount of control over factors that significantly affect the conduct of our business. Accordingly, up to newly established limits set forth in the amendments to our affiliation agreements with Sprint executed in 2003 and 2004, Sprint may make decisions that adversely affect our business, such as the following:

•	Sprint prices its national calling plans based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically sufficient for our business; and

•	Sprint may alter its network and technical requirements or request that we build-out additional areas within our territory, which could result in increased equipment and build-out costs or in Sprint building out that area itself or assigning it to another PCS Affiliate of Sprint.

Certain provisions of our affiliation agreements with Sprint may diminish our value and restrict the sale of our business.

Under specific circumstances, Sprint may purchase our operating assets or capital stock at a discount. In addition, Sprint must consent to any transaction pursuant to which Alamosa Holdings is no longer the "ultimate parent" of any of our operating subsidiaries party to the affiliation agreements with Sprint and must consent to any assignment by us of our affiliation agreements with it. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We are also subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and other restrictions contained in our affiliation agreements with Sprint, restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our "entire business value."

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

•	delays or problems in our operations or services;

•	delays or difficulty in gaining access to customer and financial information;

•	a loss of customers; and

•	an increase in the costs of customer care, billing and back office services after the expiration of our contractually fixed rates on December 31, 2006.

Should Sprint fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flow because Sprint collects our receivables and sends us a net amount that is based on the financial information it produces for us.

Our costs for internal support systems may increase if Sprint terminates all or part of our services agreements with it.

The costs for the services provided by Sprint under our service agreements with Sprint related to billing, customer care and other back-office functions for the year ended December 31, 2004 was approximately $70 million. Since we incur these costs on a per subscriber basis, we expect the aggregate costs for such services to increase as the number of our subscribers increases. Sprint may terminate any service provided under such agreements upon nine months prior written notice, but if we would like to continue receiving such service, Sprint has agreed that it will assist us in developing that function internally or locating a third-party vendor that will provide that service. Although Sprint has agreed in such an event to reimburse us for expenses we incur in transitioning to any service internally or to a third-party, if Sprint terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint terminates a service we currently receive from it.

If Sprint does not maintain control over its licensed spectrum, the affiliation agreements with Sprint may be terminated.

Sprint, not us, owns the licenses necessary to provide wireless services in our territory. The FCC requires that licensees like Sprint maintain control of their licensed systems and not delegate control to third party operators or managers without the FCC's consent. Our affiliation agreements with Sprint reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum. However, if the FCC were to determine that any of our affiliation agreements with Sprint needs to be modified to increase the level of licensee control, we have agreed with Sprint to use our best efforts to modify the agreements to comply with applicable law. If we cannot agree with Sprint to modify the agreements, those agreements may be terminated. If the agreements are terminated, we would no longer be a part of the PCS network of Sprint and we would not be able to conduct our business.

The FCC may fail to renew the Sprint wireless licenses under certain circumstances, which would prevent us from providing wireless services.

Sprint's wireless licenses are subject to renewal and revocation by the FCC. The Sprint wireless licenses in our territory will expire in 2005 or 2007 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint or us to comply with these standards could result in the nonrenewal of the Sprint licenses for our territory. Additionally, if Sprint does not demonstrate to the FCC that Sprint has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint loses its licenses in our territory for any of these reasons, we and our subsidiaries would not be able to provide wireless services without obtaining rights to other licenses. If Sprint loses its licenses in another territory, Sprint or the applicable PCS Affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and the cost of providing these plans could increase significantly.

We rely on Sprint for a substantial amount of our financial information. If that information is not accurate, the investment community could lose confidence in us.

Under our affiliation agreements with Sprint, Sprint performs our billing, manages our accounts receivable and provides a substantial amount of financial data that impact our accounts. We use that information to record our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other PCS Affiliate of Sprint, investors and securities analysts may lose confidence in us.

If Sprint does not succeed, our business may not succeed.

If Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, our operations and profitability would likely be negatively impacted. If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences, which could include termination or revision of our affiliation agreements with Sprint. We currently have no reason to believe that Sprint will have significant financial problems, including bankruptcy.

If other PCS Affiliates of Sprint have financial difficulties, the PCS network of Sprint could be disrupted.

The national PCS network of Sprint is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are operated by PCS Affiliates of Sprint, all of which are independent companies like us. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If other PCS Affiliates of Sprint experience financial difficulties, the PCS network of Sprint could be disrupted in the territories of those PCS Affiliates of Sprint. Material disruptions in the PCS network of Sprint could have a material adverse effect on our ability to attract and retain subscribers. If the affiliation agreements of those PCS Affiliates of Sprint are like ours, Sprint would have the right to step in and operate the affected territory. However, this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding related to the affected PCS Affiliate of Sprint. Certain PCS Affiliates of Sprint have declared bankruptcy, some alleging that Sprint violated its agreements with the PCS Affiliate, and others have experienced financial difficulties. In each case, we believe that there has been no material disruption of the PCS network of Sprint to date.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations.

We depend on our relationship with Sprint to obtain handsets and other wireless devices. Sprint orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

•	Sprint does not adequately project the need for handsets for itself, its PCS Affiliates and its other third party distribution channels, particularly in transition to new technologies such as 3G technology;

•	Sprint gives preference to other distribution channels;

•	We do not adequately project our need for handsets or other wireless devices;

•	Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

•	There is an adverse development in the relationship between Sprint and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

The recently announced merger of Sprint and Nextel Communications, Inc. could have an impact on our affiliation agreements with Sprint.

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands.

We and Sprint have had only very preliminary communications regarding the potential impact on us of the pending Sprint-Nextel transaction. We believe that, based on currently available information, and assuming that no changes are effected with respect to Sprint's agreements with us, Sprint could be in violation of the exclusivity provisions of our agreements with Sprint at some point following completion of the Sprint-Nextel transaction.

Sprint's agreements with us provide for specific remedies in the event of a material violation by Sprint of such agreements if not cured within an applicable time period. Neither we nor any of our executives have made any definitive determination as to the impact on the value to us or our business of any of such remedies or whether any such remedy would be more or less favorable to us or our shareholders than are our existing arrangements with Sprint or any possible renegotiated arrangements with Sprint.

We are committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that we and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on us of any such arrangement.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our financial health.

We are highly leveraged. As of December 31, 2004, our total outstanding debt, including capital lease obligations and excluding unused commitments made by lenders, was approximately $740 million. As of December 31, 2004, such indebtedness represents approximately 76% of our total capitalization, which includes total outstanding debt and stockholder's equity as presented in our consolidated balance sheet at December 31, 2004. The indentures governing our existing senior notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. Our substantial indebtedness could adversely affect our financial health by, among other things:

•	increasing our vulnerability to adverse economic conditions;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flows from operations to service our debt, which reduces the funds available for operations and future business opportunities; and

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry.

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

The indentures governing our senior notes impose material operating and financial restrictions on us and our subsidiaries. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability and the ability of our subsidiaries to engage in some transactions, including the following:

•	incurring additional debt or in the case of our guarantor subsidiaries, issuing capital stock to a third party;

•	paying dividends, redeeming capital stock or making other restricted payments or investments;

•	creating liens on assets;

•	merging, consolidating or disposing of assets;

•	entering into transactions with affiliates;

•	placing restrictions on the ability of guarantor subsidiaries to pay dividends or make other payments to Alamosa Delaware, which is the issuer of our publicly traded debt; and

•	changing lines of business.

These restrictions could limit our ability to obtain debt financing, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt, or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.

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

Due to, among other things, significant competition in our industry and general economic conditions, our future churn rate may be higher than our historical rate. Factors that may contribute to higher churn include:

•	inability or unwillingness of subscribers to pay, which results in involuntary deactivations, which accounted for approximately 34% of our deactivations in the year ended December 31, 2004;

•	subscriber mix and credit class, particularly sub-prime credit subscribers, which accounted for approximately 36% of our gross subscriber additions for the year ended December 31, 2004 and account for approximately 25% of our subscriber base as of December 31, 2004;

•	the number of Sprint PCS subscribers based in our territory that receive our services under a contract, consisting of approximately 87% of Sprint PCS subscribers based in our territory as of December 31, 2004; of these subscribers under contracts, approximately 91% were under contracts with original contract terms of two years or longer;

•	the attractiveness of our competitors' products, services and pricing;

•	network performance and coverage relative to our competitors;

•	customer service;

•	any increased prices for services in the future; and

•	any future changes by us in the products and services we offer, especially to the Clear Pay program.

An additional factor that may contribute to a higher churn rate is the implementation of the FCC's WLNP requirement. The FCC regulations relating to WLNP enable wireless subscribers to keep their telephone numbers when switching to another carrier. As of May 24, 2004, all covered CMRS providers, including broadband PCS, cellular and certain SMR licensees, must allow customers to retain, subject to certain geographic limitations, their existing telephone number when switching from one telecommunications carrier to another. The overall impact of this mandate is uncertain. We anticipate that the WLNP mandate will impose increased operating costs on all CMRS providers, including us, and may result in higher churn rates and subscriber acquisition and retention costs.

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

Concerns over health risks posed by the use of wireless handsets may reduce the consumer demand for our services.

Media reports have suggested that radio frequency emissions from wireless handsets may:

•	be linked to various health problems resulting from continued or excessive use, including cancer;

•	interfere with various electronic medical devices, including hearing aids and pacemakers; and

•	cause explosions if used while fueling an automobile.

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

We have been subject to some interest rate risk on our senior secured borrowings and could be subject to interest rate risk on any future floating rate financing.

General hedging policies - We have entered into interest rate swap and collar agreements to manage our exposure to interest rate changes in the past. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

Interest rate risk management - Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt. We utilized interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have no floating rate debt outstanding at December 31, 2004.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12 7/8% senior discount notes (2)	$6	$6	$6	$6	$6	$—
Fixed interest rate	12.875%	12.875%	12.875%	12.875%	12.875%	12.875%
Principal payments	—	—	—	—	—	6
12% senior discount notes (2)	$233	$233	$233	$233	$—	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	12.000%	12.000%
Principal payments	$—	$—	$—	$—	$233	$—
12½% senior notes	$12	$12	$12	$12	$12	$—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	$—	$—	$—	$—	$—	$12
13 5/8% senior notes	$2	$2	$2	$2	$2	$—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	$—	$—	$—	$—	$—	$2
11% senior notes	$251	$251	$251	$251	$251	$—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Principal payments	$—	$—	$—	$—	$—	$251
8½% senior notes	$250	$250	$250	$250	$250	$—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	$—	$—	$—	$—	$—	$250
Capital leases Total minimum lease payments (1)	$1.064	$.888	$.744	$.600	$.445	$—
Average Interest Rate	11.000%	11.000%	11.000%	11.000%	11.000%	11.000%
Annual lease payments	$.196	$.176	$.144	$.145	$.154	$.445

(1)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

(2)	Interest will accrete on the 12 7/8% senior discount notes through February 2005 and on the 12% senior discount notes through July 31, 2005 at which time the notes will begin to require cash payments of interest.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings; and

•	our ability to refinance our senior discount notes at maturity at market rates.

The 12 7/8% senior discount notes have a carrying value of $6.3 million and a fair value which approximates $6.9 million. The 12% senior discount notes have a carrying value of $218.0 million and a fair value which approximates $253.1 million. The 12½% senior notes have a carrying value of $11.6 million and a fair value which approximates $13.1 million. The 13 5/8% senior notes have a carrying value of $2.3 million and a fair value which approximates $2.3 million. The 11% senior notes have a carrying value of $250.9 million and a fair value which approximates $295.4 million. The 8½% senior notes have a carrying value of $250.0 million and a fair value which approximates $273.1 million.

As a condition to the senior secured credit facility, we were required to maintain one or more interest rate protection agreements in an amount equal to a portion of the total debt under the credit facility. As of December 31, 2004, we had terminated all interest rate protection agreements. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

At December 31, 2003, we had entered into the following interest rate swaps (dollars in thousands):

Instrument	Notional	Term	Fair Value

4.9475% Interest rate swap	$21,690	3 years	$(413)
4.9350% Interest rate swap	$28,340	3 years	(443)
			$(856)

These swaps were designated as cash flow hedges such that the fair value was recorded as a liability in the December 31, 2003 consolidated balance sheet with changes in fair value (net of tax) shown as a component of other comprehensive income. The swaps were terminated in January 2004 upon the termination of the senior secured credit facility.

We also entered into an interest rate collar as of December 31, 2003 (dollars in thousands) with the following terms:

Notional	Maturity	Cap Strike Price	Floor Strike Price	Fair Value
$28,340	5/15/04	7.00%	4.12%	$(419)

This collar did not receive hedge accounting treatment such that the fair value was reflected as a liability in the December 31, 2003 consolidated balance sheet and the change in fair value has been reflected as an adjustment to interest expense. The collar was terminated in January 2004 upon the termination of the senior secured credit facility.

In addition to the swaps and collar discussed above, we purchased an interest rate cap in February 2002 with a notional amount of $5,000 and a strike price of 7.00%. This cap did not receive hedge accounting treatment and the fair value reflected in the consolidated balance sheet at December 31, 2003 was zero. This cap was terminated in January 2004 upon the termination of the senior secured credit facility.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees billed to the Company by PricewaterhouseCoopers LLP ("PWC") for the years ended December 31, 2004 and 2003 were as follows (dollars in thousands):

Audit Fees – The aggregate fees billed for the audit of the Company's consolidated financial statements for the years ended December 31, 2004 and 2003 and for the reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q and for other attest services primarily related to comfort letters and consents related to SEC and other registration statements were $2,204 and $1,074, respectively.

Audit-Related Fees – The aggregate fees billed for audit-related services for the years ended December 31, 2004 and 2003 were $111 and $191, respectively. These fees primarily relate to audits of employee benefit plans and accounting consultation for regulatory compliance.

Tax Fees – The aggregate fees billed for tax services for the years ended December 31, 2004 and 2003 were $221 and $278, respectively. These fees relate to tax compliance, tax advice and tax planning.

All Other Fees – The aggregate fees for services not included above for the years ended December 31, 2004 and 2003 were $2 and $80, respectively. The fees in both years relate to services to improve business and operational processes.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	The following documents are filed as part of this annual report on Form 10-K:

1.	Financial Statements

Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2004 and 2003, Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002, Consolidated Statements of Stockholders' Equity for the Period from December 31, 2001 to December 31, 2004, Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Consolidated Valuation and Qualifying Accounts

3.	See the Exhibit Index following the signature pages hereto

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALAMOSA (DELAWARE), INC.
By: /s/ David E. Sharbutt
David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer
Date: March 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David E. Sharbutt	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 24, 2005

David E. Sharbutt

/s/ Kendall W. Cowan	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 24, 2005

Kendall W. Cowan

/s/ Ray M. Clapp, Jr.	Director	March 24, 2005

Ray M. Clapp, Jr.

/s/ Scotty Hart	Director	March 24, 2005

Scotty Hart

/s/ Allen T. McInnes	Director	March 24, 2005

Allen T. McInnes

/s/ Schuyler B. Marshall	Director	March 24, 2005

Schuyler B. Marshall

/s/ John F. Otto	Director	March 24, 2005

John F. Otto

/s/ Thomas F. Riley, Jr.	Director	March 24, 2005

Thomas F. Riley, Jr.

/s/ Michael V. Roberts	Director	March 24, 2005

Michael V. Roberts

/s/ Steven C. Roberts	Director	March 24, 2005

Steven C. Roberts

/s/ Jimmy R. White	Director	March 24, 2005

Jimmy R. White

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Alamosa Holdings, Inc., filed as Exhibit 1.1 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa Holdings, Inc., filed as Exhibit 1.2 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
3.3	Certificate of the Designations, Powers, Preferences and Rights of Series B Convertible Preferred Stock, filed as Exhibit 3.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
3.4	Certificate of the Designations, Powers, Preferences and Rights of Series C Convertible Preferred Stock, filed as Exhibit 3.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
3.5	Amended and Restated Certificate of Incorporation of Alamosa (Delaware), Inc., filed as Exhibit 3.1 to Form 10-Q of Alamosa (Delaware), Inc. for the quarterly period ended June 30, 2001 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
3.6	Amended and Restated Bylaws of Alamosa (Delaware), Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.2	Form of Indenture for 12 7/8% Senior Discount Notes due 2010, by and among Alamosa PCS Holdings, Inc., the Subsidiary Guarantors party thereto and Norwest Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-93499) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
4.3	Form of Global Note relating to the 12 7/8% Senior Discount Notes due 2010, filed as Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-93499) of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
4.4	Indenture for 12½% Senior Notes due 2011, dated as of January 31, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.4 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.5	Form of Global Note relating to the 12½% Senior Notes due 2011, filed as Exhibit 4.5 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.6	First Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of January 31, 2001, among Alamosa Finance, LLC, Alamosa Limited, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.), as trustee, filed as Exhibit 4.6 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
4.7	First Supplemental Indenture for 12½% Senior Notes due 2011, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.7 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.8	Second Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A. (formerly known as Norwest Bank Minnesota, N.A.), as trustee, filed as Exhibit 4.8 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.9	Registration Rights Agreement, relating to 12½% Senior Notes due 2011, dated as of January 24, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto, Salomon Smith Barney Inc., TD Securities (USA) Inc., Credit Suisse First Boston Corporation, First Union Securities, Inc., Lehman Brothers Inc., and Scotia Capital (USA) Inc., filed as Exhibit 4.9 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.10	Rights Agreement, dated as of February 14, 2001, by and between Alamosa Holdings, Inc. and Mellon Investors Services LLC, as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock attached as Exhibit 1 thereto and the form of Rights Certificate attached as Exhibit 2 thereto, filed as Exhibit 1.4 to the Registration Statement on Form 8-A, dated February 14, 2001 (SEC File No. 000-32357) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
4.11	Third Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.12	Second Supplemental Indenture for 12½% Senior Notes due 2011, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.11 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.13	Indenture for 13 5/8% Senior Notes due 2011, dated August 15, 2001, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto, and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.12 to the Registration Statement on Form S-4, dated August 28, 2001 (SEC File No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.14	Form of Global Note relating to the 13 5/8% Senior Notes due 2011, filed as Exhibit 4.13 to the Registration Statement on Form S-4, dated August 28, 2001 (SEC File No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
4.15	Registration Rights Agreement, dated August 7, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto, Salomon Smith Barney Inc., TD Securities (USA) Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., relating to the 13 5/8% Senior Notes due 2011, filed as Exhibit 4.14 to the Registration Statement on Form S-4, dated August 28, 2001 (SEC File No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.16	Indenture for 11% Senior Notes due 2010, dated as of November 10, 2003, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.17	Global Note relating to the 11% Senior Notes due 2010, filed as Exhibit 4.3 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.18	Indenture for 12% Senior Discount Notes due 2009, dated as of November 10, 2003, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.19	Global Note relating to the 12% Senior Discount Notes due 2009, filed as Exhibit 4.4 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.20	Fourth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.5 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.21	Fifth Supplemental Indenture for 12 7/8% Senior Discount Notes due 2010, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.6 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.22	Third Supplemental Indenture for 12½% Senior Notes due 2011, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.7 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.23	Fourth Supplemental Indenture for 12½% Senior Discount Notes due 2011, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.8 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.24	First Supplemental Indenture for 13 5/8% Senior Notes due 2011, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.9 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
4.25	Second Supplemental Indenture for 13 5/8% Senior Discount Notes due 2011, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.26	Indenture for 8½% Senior Notes due 2012, dated as of January 20, 2004, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.26 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.27	Form of Global Note relating to the 8½% Senior Notes due 2012, filed as Exhibit 4.27 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.28	Registration Rights Agreement, dated as of January 20, 2004, by and among Alamosa (Delaware), Inc., the Guarantors listed on the signature pages thereto, UBS Securities LLC, Bear, Stearns & Co. Inc. and Lehman Brothers Inc., relating to the 8½% Senior Notes due 2012, filed as Exhibit 4.28 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.1	CDMA 1900 SprintCom Additional Affiliate Agreement dated as of December 21, 1998, by and between Alamosa PCS, LLC and Northern Telecom, Inc., filed as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.2	Amendment No. 1 to DMS-MTX Cellular Supply Agreement dated as of January 12, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.3	Amendment No. 2 to DMS-MTX Cellular Supply Agreement, dated as of March 1, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.4	Amendment No. 3 to DMS-MTX Cellular Supply Agreement, dated as of August 11, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 23, 1999 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.5	Sprint PCS Management Agreement (Wisconsin), as amended by Addendum I, dated as of December 6, 1999 by and between Sprint Spectrum, L.P., WirelessCo, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.6	Sprint PCS Services Agreement (Wisconsin,) dated as of December 6, 1999, by and between Sprint Spectrum, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.7	Sprint Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.8	Sprint Spectrum Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Spectrum, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.13 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.9	Engineering Service Contract, System Design and Construction Inspection, dated as of July 27, 1998, as amended, by and between Alamosa PCS, LLC and Hicks & Ragland Engineering Co., Inc., filed as Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 23, 1999 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.10	Master Site Development and Lease Agreement, as amended, dated as of August 1998, by and between Alamosa PCS, LLC and Specialty Capital Services, Inc., filed as Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-1, dated December 23, 1999 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.11	Sprint PCS Management Agreement, as amended by Addendum I, dated as of December 23, 1999, by and between Sprint Spectrum, L.P., WirelessCo, L.P., Cox Communications PCS, L.P., Cox CPS License, LLC, SprintCom, Inc. and Alamosa PCS, LLC, filed as Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.12	Sprint PCS Services Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.13	Sprint Trademark and Service Mark License Agreement, dated as of December 23, 1999, by and between Sprint Communications Company, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.14	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.15	Amendment No. 4 to DMS-MTX Cellular Supply Agreement by and between Alamosa PCS, LLC and Nortel Networks Inc. (successor in interest to Northern Telecom Inc.) effective as of February 8, 2000, filed as Exhibit 10.20 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.) for the year ended December 31, 1999 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
10.16	Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications, LP and Alamosa Wisconsin Limited Partnership and SBA Towers, Inc., filed as Exhibit 10.23 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.) for the year ended December 31, 1999 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.17	Addendum II to Sprint PCS Management Agreement (Wisconsin), dated as of February 3, 2000 and effective as of February 8, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.27 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.18	Addendum III to Sprint PCS Management Agreement (Wisconsin), dated as of April 25, 2000 and effective as of March 15, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.28 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.19	Addendum IV to Sprint PCS Management Agreement (Wisconsin), dated as of June 23, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.29 to Form 10-K of Alamosa Holdings, Inc., for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.20	Addendum V to Sprint PCS Management Agreement (Wisconsin), dated as of February 14, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.30 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.21	Addendum II to Sprint PCS Management Agreement, dated as of February 3, 2000 and effective as of February 8, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP (successor in interest to Alamosa PCS, LLC), filed as Exhibit 10.31 to Form 10-K of Alamosa Holdings, Inc., for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.22	Addendum III to Sprint PCS Management Agreement, dated as of April 25, 2000 and effective as of March 15, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP (successor in interest to Alamosa PCS, LLC), filed as Exhibit 10.32 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.23	Addendum IV to Sprint PCS Management Agreement, dated as of June 23, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Sprint Communications Company, L.P., and Texas Telecommunications, LP, filed as Exhibit 10.33 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.24	Addendum V to Sprint PCS Management Agreement, dated as of January 8, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP, filed as Exhibit 10.34 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.25	Addendum VI to Sprint PCS Management Agreement, dated as of February 14, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications, LP, filed as Exhibit 10.35 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.26	Sprint PCS Management Agreement, dated as of June 8, 1998, as amended by Addenda I – VIII between Sprint Spectrum L.P., SprintCom, Inc. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.36 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.27	Sprint PCS Services Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.37 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.28	Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Communications Company, L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.38 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.29	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.39 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.30	Sprint PCS Management Agreement, dated as of January 25, 1999, as amended by Addenda I – III, between Sprint Spectrum L.P., WirelessCo, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.40 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.31	Sprint PCS Services Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.41 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.32	Sprint Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.33	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.34+	Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 4.2 to the Registration Statement on Form S-8, dated January 10, 2003 (SEC File No. 333-102460) of Alamosa Holdings, Inc., which exhibit is incorporated herein by reference.
10.35+	Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.61 to the Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended June 30, 2002 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.36	Addendum VI to Sprint PCS Management Agreement (Wisconsin), dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.45 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.37	Addendum VII to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications LP, filed as Exhibit 10.46 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.38	Addendum IX to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Roberts Wireless Communications, filed as Exhibit 10.47 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.39	Addendum IV to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.48 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.40	Sprint PCS Amended and Restated Management Agreement, dated March 30, 2001, as amended by Addendum IV, by and between Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company, L.P., and Southwest PCS, L.P., filed as Exhibit 10.49 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.41	Sprint PCS Services Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.50 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.42	Sprint Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit 10.51 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.43	Sprint Spectrum Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.52 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.44	Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.45	Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.3 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.46	Addendum V to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.4 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.47	Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.5 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.48	Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.6 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.49	Settlement Agreement and Mutual Release, dated as of September 12, 2003, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P., WirelessCo, L.P., Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Missouri, LLC, Southwest PCS, L.P., Washington Oregon Wireless LLC, Alamosa Wisconsin Limited Partnership and Texas Telecommunications LP, Filed as Exhibit 10.7 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.50+	Amendment to the Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan, filed as Exhibit 10.8 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.51	Addendum VII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.61 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.52	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.62 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.53	Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.63 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.54	Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.64 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.55	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004 by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.65 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.56+	Second Amended and Restated Alamosa Holdings, Inc. Employee Stock Purchase Plan filed as Exhibit 10.39 to Amendment No. 1 to the Registration Statement of Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.57	Addendum VIII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.65 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.58	Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.59	Addendum VII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.67 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.60	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.68 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.61	Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004 by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.69 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.62+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa Holdings, Inc. and David E. Sharbutt, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 30, 2004 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.63+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Kendall Cowan filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 30, 2004 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.64+	Form of Executive Stock Option Agreement under Alamosa's Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 30, 2004 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.65+	Form of Restricted Stock Agreement under Alamosa's Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 30, 2004 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.66+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Margaret Z. Couch, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.67+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Anthony Sabatino, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.68+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Loyd I. Rinehart, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.69+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Steven Richardson, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
21.1	Omitted pursuant to Instruction I(2)(b) of Form 10-K.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	EXHIBIT TITLE
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit is a management contract or compensatory plan.

*	Exhibit is filed herewith.

ALAMOSA (DELAWARE), INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Alamosa (Delaware), Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of Alamosa (Delaware), Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 21, 2005

ALAMOSA (DELAWARE), INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$127,132	$98,242
Restricted cash	—	1
Short term investments	50,411	—
Customer accounts receivable, net	44,687	28,034
Receivable from Sprint	24,809	22,947
Receivable from parent	—	1
Interest receivable	216	—
Inventory	9,136	7,309
Prepaid expenses and other assets	11,192	9,763
Deferred customer acquisition costs	6,337	8,060
Deferred tax asset	4,230	4,572
Total current assets	278,150	178,929
Property and equipment, net	441,808	434,840
Debt issuance costs, net	9,086	14,366
Intangible assets, net	416,716	448,354
Other noncurrent assets	4,188	6,393
Total assets	$1,149,948	$1,082,882
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$24,581	$25,441
Accrued expenses	42,383	37,325
Payable to Sprint	35,852	34,341
Payable to parent	1,530	—
Interest payable	21,076	5,353
Deferred revenue	22,549	22,742
Current installments of capital leases	110	481
Total current liabilities	148,081	125,683
Long term liabilities:
Capital lease obligations	749	812
Other noncurrent liabilities	5,835	8,693
Deferred tax liability	16,604	15,379
Senior secured debt	—	200,000
Senior notes	739,141	464,424
Total long term liabilities	762,329	689,308
Total liabilities	910,410	814,991
Commitments and contingencies (see Note 18)	—	—
Stockholder's equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 9,000 shares authorized; 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,003,707	1,015,991
Accumulated deficit	(764,104)	(747,425)
Unearned compensation	(65)	(145)
Accumulated other comprehensive loss, net of tax	—	(530)
Total stockholder's equity	239,538	267,891
Total liabilities and stockholder's equity	$1,149,948	$1,082,882

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Subscriber revenues	$555,711	$452,396	$391,927
Roaming and wholesale revenues	214,230	150,772	139,843
Service revenues	769,941	603,168	531,770
Product sales	33,159	27,882	23,922
Total revenue	803,100	631,050	555,692
Costs and expenses:
Cost of service and operation (excluding non-cash compensation of $8, $14, and $4 for 2004, 2003, and 2002, respectively)	383,287	317,215	343,468
Cost of products sold	76,183	59,651	50,974
Selling and marketing (excluding non-cash compensation of $8, $14, and $4 for 2004, 2003, and 2002, respectively)	140,833	112,626	119,059
General and administrative expenses (excluding non-cash compensation of $64, $121, and $21 for 2004, 2003, and 2002, respectively)	21,938	15,814	14,656
Depreciation and amortization	104,775	110,495	105,121
Impairment of goodwill	—	—	291,635
Impairment of property and equipment	3,730	2,243	1,194
Non-cash compensation	80	149	29
Total costs and expenses	730,826	618,193	926,136
Income (loss) from operations	72,274	12,857	(370,444)
Loss on debt extinguishment	(13,101)	—	—
Debt exchange expenses	—	(8,694)	—
Interest and other income	1,458	929	3,459
Interest expense	(75,739)	(99,914)	(102,863)
Loss before income tax (expense) benefit	(15,108)	(94,822)	(469,848)
Income tax (expense) benefit	(1,571)	11,530	67,086
Net loss	$(16,679)	$(83,292)	$(402,762)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands, except share amounts )
FOR THE PERIOD FROM DECEMBER 31, 2001 TO DECEMBER 31, 2004

	Comprehensive Income (Loss)	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
		Shares	Amount	Shares	Amount
Balance December 31, 2001		—	—	100	—	800,293	(261,371)	—	(936)	537,986
Net loss	$(402,762)						(402,762)			(402,762)
Net change in fair value of derivative instruments qualifying as cash flow hedges, net of tax benefit of $376	(614)								(614)	(614)
Total comprehensive loss	$(403,376)
Capital distribution to parent						(1,213)				(1,213)
Unearned compensation						323		(323)		—
Amortization of unearned Compensation								29		29
Balance December 31, 2002		—	—	100	—	799,403	(664,133)	(294)	(1,550)	133,426
Net loss	$(83,292)						(83,292)			(83,292)
Net change in fair value of derivative instruments qualifying as cash flow hedges, net of tax expense of $631	1,020								1,020	1,020
Total comprehensive loss	$(82,272)
Capital infusion from parent						221,115				221,115
Capital distribution to parent						(4,527)				(4,527)
Amortization of unearned compensation								149		149
Balance December 31, 2003		—	—	100	—	1,015,991	(747,425)	(145)	(530)	267,891
Net loss							(16,679)			(16,679)
Termination of derivative instruments qualifying as cash flow hedges									530	530
Capital infusion from parent						49				49
Capital distribution to parent						(12,333)				(12,333)
Amortization of unearned compensation								80		80
Balance December 31, 2004		—	$—	100	$—	$1,003,707	$(764,104)	$(65)	$—	$239,538

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(16,679)	$(83,292)	$(402,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation	80	149	29
Non-cash interest expense (benefit) on derivative instruments	6	(693)	464
Non-cash accretion of asset retirement obligation	187	565	—
Provision for bad debts	12,827	13,451	40,285
Depreciation and amortization of property and equipment	72,685	70,428	64,702
Amortization of intangible assets	32,090	40,067	40,419
Amortization of financing costs included in interest expense	948	4,270	4,259
Amortization of discounted interest	—	329	395
Loss on debt extinguishment	13,101	—	—
Deferred tax expense (benefit)	1,571	(11,530)	(67,086)
Interest accreted on discount notes	24,769	33,496	31,655
Impairment of property and equipment	3,730	2,243	1,194
Impairment of goodwill	—	—	291,635
Debt exchange expense	—	8,694	—
(Increase) decrease in, net of effects from acquisitions:
Receivables	(31,557)	1,525	(45,236)
Receivables from/payable to parent	(714)	(1)	—
Inventory	(1,827)	101	(2,608)
Prepaid expenses and other assets	2,498	(1,864)	(6,440)
Increase (decrease) in, net of effects from acquisitions:
Accounts payable and accrued expenses	18,425	(22,234)	23,105
Net cash provided by (used in) operating activities	132,140	55,704	(25,990)
Cash flows from investing activities:
Proceeds from sale of assets	427	2,645	451
Purchases of property and equipment	(83,989)	(38,625)	(89,476)
Purchase of intangible asset	(453)	—	—
Net change in short term investments	(50,411)	—	1,300
Change in restricted cash	1	34,724	59,968
Other	—	—	99
Net cash used in investing activities	(134,425)	(1,256)	(27,658)
Cash flows from financing activities:
Capital contributions (distributions)	(10,088)	(4,527)	(1,213)
Proceeds from issuance of senior notes	250,000	—	—
Repayments of borrowings under senior secured debt	(200,000)	—	—
Debt issuance costs capitalized	(8,236)	(2,329)	(1,351)
Debt exchange expenses	—	(8,694)	—
Payments on capital leases	(501)	(1,077)	(773)
Borrowings under senior secured debt	—	—	12,838
Payment of fractional notes in debt exchange	—	(104)	—
Net cash provided by (used in) financing activities	31,175	(16,731)	9,501
Net increase (decrease) in cash and cash equivalents	28,890	37,717	(44,147)
Cash and cash equivalents at beginning of period	98,242	60,525	104,672
Cash and cash equivalents at end of period	$127,132	$98,242	$60,525
Supplemental disclosure - cash paid for interest	$34,291	$79,401	$70,890
Supplemental disclosure - cash paid for income taxes	$230	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Capitalized lease obligations incurred	$67	$73	$613
Change in accounts payable for purchase of property and equipment	(458)	11,387	(20,450)
Asset retirement obligations capitalized	212	1,248	—
Non-cash additions of property and equipment	1,246	—	—
Capital infusion in connection with debt exchange	49	239,944	—
Capital distribution declared but unpaid	2,245	—	—

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

1.    ORGANIZATION AND BUSINESS OPERATIONS

Alamosa (Delaware), Inc. is a direct wholly-owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly-owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Northwestern and Midwestern United States. Alamosa (Delaware), Inc. ("Alamosa (Delaware)"), was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly-owned by Alamosa (Delaware). Alamosa (Delaware) and its subsidiaries are collectively referred to in these consolidated financial statements as the "Company."

On December 14, 2000, Alamosa (Delaware) formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of Alamosa (Delaware) was converted into one share of the new holding company, and the former public company, which was renamed "Alamosa (Delaware), Inc." became a wholly-owned subsidiary of the new holding company, which was renamed "Alamosa PCS Holdings, Inc."

On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. ("Alamosa PCS Holdings") and its subsidiaries pursuant to a reorganization transaction in which a wholly-owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly-owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock. Alamosa Holdings' common stock is quoted on Nasdaq under the symbol "APCS." Alamosa (Delaware) remains the issuer of the Company's public debt.

2.    LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of its and Alamosa Holdings' common stock. The proceeds from these transactions have been used to fund the build-out of the Company's portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While the Company has incurred substantial net losses since inception and incurred negative cash flows from operating activities through 2002, the Company generated approximately $132 million and $56 million of cash flows from operating activities for the years ended December 31, 2004 and 2003, respectively. In November 2003, the Company completed a debt exchange, as described in Note 10, that provided for approximately $238 million of principal debt reduction.

As of December 31, 2004, the Company had $127 million in cash and cash equivalents as well as $50 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on Alamosa Holdings' preferred stock) for at least the next 12 months.

As discussed in Note 20, Alamosa Holdings completed the acquisition of another PCS Affiliate of Sprint in February 2005. In connection with that acquisition, stockholders of the acquired entity will receive cash consideration of $100 million. Alamosa Holdings' source of funds for approximately $85 million of cash consideration will be through cash provided by the Company to Alamosa Holdings.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

The Company's future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital, which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company's ability to achieve its intended business objectives.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated.

Cash and cash equivalents – Cash and cash equivalents include cash, money market funds, and commercial paper with minimal interest rate risk and original maturities of three months or less at the date of acquisition.

The carrying amount approximates fair value.

Short-term investments – The Company invests in highly liquid debt instruments with strong credit ratings. Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short-term investments. The carrying amount of the investments approximates fair value due to their short maturity. The Company maintains cash and cash equivalents and short-term investments with certain financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

Inventory – Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost or market using the first-in first-out method. Market is determined using replacement cost which is consistent with industry practices. The Company also performs an analysis to identify obsolete or excess handset inventory for models that are no longer manufactured or are technologically obsolete and records a reserve, as appropriate.

Restricted cash – Restricted cash was held in escrow to secure payment on certain of the Company's debt obligations. The escrow requirements were fulfilled during 2003 and the remaining $1 in the consolidated balance sheet at December 31, 2003 was used in connection with the first semi-annual interest payment on senior notes in 2004.

Property and equipment – Property and equipment are reported at cost less accumulated depreciation. Costs incurred to design and construct the wireless network in a market are classified as construction in progress. When the wireless network for a particular market is completed and placed into service, the related costs begin to be depreciated. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. When depreciable assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts, and any gains or losses on disposition are recognized in income. Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

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

Interest is capitalized in connection with the construction of the wireless network. The capitalized interest is recorded as part of the asset to which it relates and will be amortized over the asset's estimated useful life. No interest costs were capitalized during 2004 or 2003. During 2002, approximately $265 in interest costs were capitalized. The remaining unamortized balance of capitalized interest was approximately $1,536 as of December 31, 2004.

Microwave relocation includes costs and the related obligation incurred to relocate incumbent microwave frequencies in the Company's service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets. The amortization of microwave relocation costs was approximately $275, $275 and $287 for the years ended December 31, 2004, 2003 and 2002, respectively.

Software costs – In accordance with Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During fiscal 2004, 2003 and 2002, the Company capitalized approximately $440, $16 and $838, respectively, in software costs under SOP 98-1, which are being amortized over a five-year life. The Company amortized computer software costs of approximately $781, $749 and $720 during 2004, 2003 and 2002, respectively.

Advertising costs – Advertising costs are expensed as incurred. Advertising expenses totaled approximately $28,131, $21,669 and $26,574 during 2004, 2003 and 2002, respectively.

Income taxes – The Company presents income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years. See Note 12.

Revenue recognition – The Company recognizes revenue as services are performed. Sprint handles the Company's billings and collections and retains 8% of billed service revenues from the Company's subscribers and from non-Sprint wireless subscribers who use the Company's portion of the PCS network of Sprint. The amount retained by Sprint is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint wireless customers who are not based in the Company's territories are not subject to the 8% charge.

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

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Effective July 1, 2003, the Company adopted the accounting provisions of Emerging Issues Task Force ("EITF") Abstract No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Beginning July 1, 2003, the Company began to allocate amounts charged to customers at the point of activation between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that are directly controlled by the Company. The amounts charged at the point of activation typically consist of the activation fee and the retail price of the equipment sold. This allocation resulted in approximately $3,016 and $1,642 in activation fees being allocated to the sale of handsets and other equipment for the years ended December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004, 2003 and 2002, the Company deferred $5,392, $8,300 and $11,846, respectively, of activation fee revenue and customer acquisition related expense. Amortization of deferred activation fee revenue and customer acquisition related expense was $9,100, $8,970 and $7,920 for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, $3,622 of the remaining deferral was classified as long-term.

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

Goodwill and intangible assets – Goodwill and other intangible assets have been recorded in connection with acquisitions. Identifiable intangibles consisted of the Sprint agreements and the respective subscriber bases in place at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements or approximately 17.6 years. The subscriber base intangible asset was amortized on a straight line basis over the estimated life of the acquired subscribers or approximately 3 years and became fully amortized in 2004.

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and indefinite-lived intangible assets may be impaired), (iii) require that reporting units be identified for the purpose of assessing potential

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

future impairments of goodwill and (iv) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. As of December 31, 2001, the Company had recorded $15.9 million in accumulated amortization of goodwill. Upon the adoption of SFAS No. 142 the amortization of goodwill was discontinued. As discussed in Note 7, in connection with the first annual impairment testing of goodwill as of July 31, 2002 the Company recorded an impairment charge of $291,635 which represented the entire carrying value of goodwill at the time and the Company has no recorded goodwill at December 31, 2004.

Impairment of long-lived assets – If facts or circumstances indicate the possibility of impairment of long-lived assets, including intangibles, the Company will prepare a projection of future operating cash flows, undiscounted and without interest. If based on this projection, the Company does not expect to recover its carrying cost, an impairment loss equal to the difference between the fair value of the asset and its carrying value will be recognized in operating income.

Stock based compensation – The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. The Company has implemented the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." See Note 16.

For fixed stock options granted under these plans, the exercise price of the option equals or exceeds the market value of Alamosa Holdings' common stock on the date of grant. Accordingly, the Company does not record compensation expense for any of the fixed stock options granted.

The following table illustrates the effects on net loss had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans:

	Year Ended December 31,
	2004	2003	2002
Net loss - as reported	$(16,679)	$(83,292)	$(402,762)
Add: stock-based employee compensation included in reported Net loss, net of related tax	81	149	29
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	(10,202)	(8,216)	(5,861)
Net loss - pro forma	$(26,800)	$(91,359)	$(408,594)

The pro forma amounts presented above may not be representative of the future effects on reported net loss, since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

Use of estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of expenses during the period. The most significant of such estimates include:

•	Allowance for uncollectible accounts;

•	Estimated customer life in terms of amortization of deferred revenue and direct costs of acquisition;

•	Lease terms for operating and capital leases;

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

•	Useful lives of property and equipment;

•	Likelihood of realizing benefits associated with temporary differences giving rise to deferred tax assets; and

•	Impairment of long-lived assets.

Actual results could differ from those estimates.

Concentration of risk – The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. The Company monitors the financial stability of these institutions regularly and management does not believe there is significant credit risk associated with deposits in excess of federally insured amounts.

The Company relies on Sprint to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint be unable to provide these services, the Company could be negatively impacted. See Note 13.

Derivative financial instruments – The Company has entered into derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. Historically, the Company's use of such instruments has been limited to interest rate swaps and collars. The Company uses hedge accounting as prescribed in SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" with respect to its interest rate swaps. As such, the fair values of these arrangements were recorded in the consolidated balance sheet with changes in fair value being reported as a component of other comprehensive income.

The interest rate collar arrangement did not qualify for hedge accounting under SFAS No. 133 and as such, the fair value of the respective asset and liability was recorded in the consolidated balance sheet with any change during the period being reflected in the consolidated statement of operations.

All interest rate swaps and collars were terminated in 2004 and settled in cash. Remaining accumulated other comprehensive loss was recognized in earnings upon settlement of the derivative instruments.

Reclassification – Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholder's equity as previously reported.

Effects of recent accounting pronouncements – In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measure based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

4.    ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5,728 and $5,983 at December 31, 2004 and 2003, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company's historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

The following table presents the changes in the allowance for uncollectible accounts during the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$5,983	$8,451	$5,892
Provision for bad debts	12,827	13,451	40,285
Write-offs, net of recoveries	(13,082)	(15,919)	(37,726)
Balance at end of year	$5,728	$5,983	$8,451

Receivable from Sprint – Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	December 31,
	2004	2003
Net roaming receivable	$20,948	$13,071
Accrued service revenue	2,910	2,584
Service fee refund	—	6,418
Other amounts due from Sprint	951	874
	$24,809	$22,947

Net roaming receivable includes net travel revenue due from Sprint related to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming receivable is net of amounts owed to Sprint related to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint which have been collected from other PCS providers and wholesale customers for their subscribers' usage of the Company's portion of the PCS network of Sprint.

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

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2004	2003
Land and buildings	$12,608	$12,131
Network equipment	637,607	572,058
Vehicles	2,290	1,835
Furniture and office equipment	17,304	18,118
	669,809	604,142
Accumulated depreciation	(245,092)	(187,032)
Subtotal	424,717	417,110
Microwave relocation costs	5,630	5,713
Accumulated amortization	(1,349)	(1,074)
Subtotal	4,281	4,639
Construction in progress:
Network equipment	11,717	11,338
Leasehold improvements	1,093	1,753
Subtotal	12,810	13,091
Total	$441,808	$434,840

During the year ended December 31, 2004 and 2003, the Company recorded $3,730 and $2,243, respectively, in impairments of property and equipment. Impairments were primarily related to the abandonment of certain network equipment that had become technologically obsolete.

6.    DEBT ISSUANCE COSTS

The Company defers direct costs associated with the issuance of long term debt as well as the execution of amendments to loan agreements. These costs are charged to interest expense over the life of the related debt using the effective interest method. The following table summarizes the activity with respect to debt issuance costs for the years ended December 31, 2004, 2003 and 2002.

	For the year ended December 31,
	2004	2003	2002
Balance January 1	$14,366	$33,351	$36,654
Costs deferred	8,236	2,329	1,351
Amount charged to interest expense	(948)	(4,599)	(4,654)
Costs charged in debt extinguishments	(12,565)	(17,949)	—
Troubled debt restructuring	(3)	1,234	—
Balance December 31	$9,086	$14,366	$33,351

The costs charged in debt extinguishments in 2004 relate to the portion of deferred loan costs attributable to the Senior Secured Credit Facility that was terminated in 2004 as discussed in Note 9. The costs charged in debt extinguishments in 2003 relate to the portion of deferred loan costs attributable to notes that were tendered in connection with the November 2003 debt exchange discussed in Note 10. This amount was considered in determining the net excess of fair value given to noteholders over the carrying value of debt exchanged (including deferred loan costs) which

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

represents the $1,234 identified as troubled debt restructuring in the above table. The deferred costs associated with the troubled debt restructuring were reduced in 2004 due to a private exchange transaction.

7.    GOODWILL AND INTANGIBLE ASSETS

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

The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition or approximately 17.6 years. The value assigned to the subscriber bases acquired was amortized using the straight-line method over the estimated life of the acquired subscribers or approximately 3 years and became fully amortized during 2004.

In September 2004, the Company purchased the rights to additional territory from Sprint in connection with an amendment of one of its management agreements. The purchase price of $467 consisted of $14 allocated to purchased equipment and $453 allocated to the value of the Sprint agreement associated with the territory acquired. The intangible asset related to the Sprint agreement will be amortized over the remaining original term of the Sprint agreement at the time of purchase or approximately 14 years.

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

The trends in the wireless telecommunications industry that drove the Company's decision to launch an exchange offer for its publicly traded debt in 2003 as discussed in Note 10 were deemed to be a "triggering event" again requiring impairment testing of the Company's other long-lived assets, including intangibles. No impairment was recorded as a result of this test.

Goodwill and intangible assets consist of:

	December 31, 2004	December 31, 2003
Goodwill	$—	$—
Intangible assets:
Sprint affiliation and other agreements	$532,653	$532,200
Accumulated amortization	(115,937)	(85,692)
Subtotal	416,716	446,508
Subscriber base acquired	29,500	29,500
Accumulated amortization	(29,500)	(27,654)
Subtotal	—	1,846
Intangible assets, net	$416,716	$448,354

Amortization expense related to intangible assets was $32,090, $40,067 and $40,419 for the years ended December 31, 2004, 2003 and 2002, respectively.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2005	$30,266
2006	30,266
2007	30,266
2008	30,266
2009	30,266
Thereafter	265,386
$416,716

8.    LEASES

Operating leases – The Company has various operating leases, primarily related to rentals of tower sites and offices. These leases have original terms that range from 5 to 10 years with one or more renewal options upon the expiration of the original term. The leases generally provide for annual rent escalation based on pre-determined amounts or percentages. The estimated increases in rent are being recognized over the term of the leases using the straight-line method. The lease term has been determined according to the provisions of SFAS No. 13, "Accounting for Leases" and includes renewals in cases where renewals have been determined to be reasonably assured. Leasehold improvements associated with operating leases are capitalized and amortized over the shorter of their useful life or the respective lease term.

Rental expense under operating leases was $37,702, $33,358 and $33,520 for 2004, 2003, and 2002, respectively. At December 31, 2004, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:

Years:
2005	$36,049
2006	36,628
2007	37,121
2008	37,121
2009	34,621
Thereafter	58,828
Total	$240,368

Capital leases –Capital leases consist of leases for rental of retail space and switch usage. The net present value of the leases was $859 and $1,293 at December 31, 2004 and 2003, respectively, and was included in property and equipment. Accumulated depreciation related to the assets recorded under these leases was $1,118 and $812 at December 31, 2004 and 2003, respectively. At December 31, 2004 the future payments under capital lease obligations, less imputed interest, are as follows:

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Years:
2005	$196
2006	176
2007	144
2008	145
2009	154
Thereafter	445
Total minimum lease payments	1,260
Less: imputed interest	(401)
Present value of minimum lease payments	859
Less: current installments	(110)
Long-term capital lease obligations at December 31, 2004	$749

Asset Retirement Obligations – For the Company's leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The obligations associated with the Company's operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements. Upon the adoption of SFAS No. 143 on January 1, 2003, the accretion of asset retirement obligations through December 31, 2002 was recorded in the amount of $402. Additionally, the accumulated depreciation of the related assets of $364 was recorded at that time.

The following table illustrates the activity with respect to asset retirement obligations for the years ended December 31, 2004 and 2003:

	For the years ended December 31,
	2004	2003
Balance January 1	$1,813	$—
Initial liability recorded upon adoption of SFAS No. 143	—	1,213
Accumulated accretion recorded upon adoption of SFAS No. 143	—	402
Initial obligation recorded during the year	212	35
Obligations settled during the year	—	—
Accretion of obligation during the year	187	163
Impact of revision in estimates	—	—
Balance December 31	$2,212	$1,813

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

9.    LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2004	2003
Senior Notes:
12 7/8% Senior Discount Notes, net of discount	$6,293	$5,556
12% Senior Discount Notes, net of discount	218,028	193,995
12½ % Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,475
11% Senior Notes	250,895	250,798
8½% Senior Notes	250,000	—
Total Senior Notes	739,141	464,424

Senior Secured Credit Facility	—	200,000

Total Debt	739,141	664,424
Less current maturities	—	—
Long term debt, excluding current maturities	$739,141	$664,424

SENIOR NOTES

12 7/8% Senior Discount Notes – The 12 7/8% Senior Discount Notes were issued in December 1999, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes will accrete to their $6,389 face amount by February 8, 2005, after which, interest will be paid in cash semiannually.

12% Senior Discount Notes – The 12% Senior Discount Notes were issued in November 2003 in connection with the debt exchange discussed in Note 10. The 12% Senior Discount Notes mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes will accrete to their $233 million face amount by July 31, 2005, after which, interest will be paid in cash semiannually.

12½% Senior Notes – The 12½% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12½%, payable semiannually on February 1 and August 1.

13 5/8% Senior Notes – The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15.

11% Senior Notes - The 11% Senior Notes were issued in November 2003 in connection with the debt exchange discussed in Note 10. The 11% Senior Notes mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes – The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½% payable semiannually on January 31 and July 31. The proceeds of these notes were used to permanently repay the Company's senior secured credit facility in January 2004 as discussed herein and for general corporate purposes.

Significant terms of the senior notes include:

•	Ranking – The senior unsecured obligations of Alamosa (Delaware) are equal in right of payment to all future senior debt of Alamosa (Delaware) and senior in right of payment to all future subordinated debt of Alamosa (Delaware).

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

•	Guarantees – The senior unsecured obligations will rank equally with all existing and future senior debt and senior to all existing and future subordinated debt. The obligations are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Alamosa (Delaware) with the exception of Alamosa Delaware Operations, LLC, a wholly owned subsidiary of Alamosa (Delaware). Additionally, the 12 7/8% Senior Discount Notes, the 12½% Senior Notes and the 13 5/8% Senior Notes are also guaranteed by Alamosa Holdings. The financial statements of Alamosa Holdings are included in Alamosa Holdings' Form 10-K.

•	Optional Redemption – The Company may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the senior notes through the dates and at the redemption prices below.

	Option Through	Redemption Price
12% Senior Discount Notes	July 31, 2006	112.000%
11% Senior Notes	July 31, 2007	111.000%
8½% Senior Notes	January 31, 2007	108.500%

Additionally, the senior unsecured obligations contain call options as follows:

	Redemption Price
	12 7/8% Senior Discount Notes	12% Senior Discount Notes	12½% Senior Notes	13 5/8% Senior Notes	11% Senior Notes	8½% Senior Notes
	Year Ending February 15,	Year Ending July 31,	Year Ending January 31,	Year Ending August 15,	Year Ending July 31,	Year Ending January 31,
2006	106.438%	106.000%	N/A	N/A	N/A	N/A
2007	104.292%	103.000%	106.250%	106.813%	105.500%	N/A
2008	102.146%	101.500%	104.167%	104.542%	102.750%	104.250%
2009	100.000%	100.000%	102.083%	102.271%	101.375%	102.125%
Thereafter	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

•	Change of Control – Upon a change of control as defined by the respective offerings, the Company will be required to make an offer to purchase the notes at a price equal to 101% of the accreted value for the 12 7/8% Senior Discount Notes and 12% Senior Discount Notes and 101% of the face amount for the 12½% Senior Notes, 13 5/8% Senior Notes, 11% Senior Notes and 8½% Senior Notes.

•	Restrictive Covenants – The indentures governing the 12% senior discount notes, the 11% senior notes and the 8½% senior notes contain covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the indentures, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business. The indentures contain cross-default provisions relative to other material indebtedness. The indentures governing the 12 7/8% senior discount notes, the 12½% senior notes and the 11 5/8% senior notes, contain no covenant protection with the exception of the restriction on asset sales.

•	Security Agreement – Concurrently with the closing of the 12½% Senior Notes, Alamosa (Delaware) deposited $59.0 million with the collateral agent, to secure on a pro rata basis the payment obligations of Alamosa (Delaware) under the 12½% Senior Notes and the 12 7/8%

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Senior Discount Notes. The amount deposited in the security account, together with the proceeds from the investment thereof, will be sufficient to pay when due the first four interest payments on the 12 ½% Senior Notes. Funds will be released from the security account to make interest payments on the 12½% Senior Notes or the 12 7/8% Senior Discount Notes as they become due, so long as there does not exist an event of default with respect to the 12½% Senior Notes or the 12 7/8% Senior Discount Notes. Approximately $39.1 million of the proceeds of the 13 5/8% Notes Offering were similarly used to establish a security account to secure on a pro rata basis the payment obligations under the 13 5/8% Senior Notes, the 12½% Senior Notes and the 12 7/8% Senior Discount Notes. As of December 31, 2004, all of these escrowed funds had been used for interest payments.

SENIOR SECURED OBLIGATIONS

Senior Secured Credit Facility – On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower, entered into a $280 million senior secured credit facility (the "Senior Secured Credit Facility") with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent, and a syndicate of banking and financial institutions. On March 30, 2001, the Senior Secured Credit Facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. The Senior Secured Credit Facility was again amended in August 2001 concurrent with the issuance of the 13 5/8% Senior Notes to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million.

The weighted average interest rate on the outstanding borrowings under this facility at December 31, 2004 was 4.69%. Alamosa Holdings, LLC was also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The Company entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility as discussed in Note 19.

As of December 31, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. In connection with the issuance of the 8½% Senior Notes discussed above, a portion of the proceeds from that issuance was used to permanently repay the advances outstanding under the Senior Secured Credit Facility and the facility was terminated in January 2004.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

10.    DEBT EXCHANGE

In an effort to proactively manage its capital structure and align it with operating trends in the wireless telecommunications industry, the Company launched an offer to exchange its publicly traded debt on September 12, 2003. The offer, as amended on October 15, 2003 (as so amended, the "Exchange Offer"), sought to exchange all of the Company's existing 12 7/8% Senior Discount Notes, 12½% Senior Notes and 13 5/8% Senior Notes for a combination of new notes and convertible Alamosa Holdings preferred stock. The Exchange Offer was successful and closed on November 10, 2003.

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

Holders of the 12½% Senior Notes due 2011 and the 13 5/8% Senior Notes due 2010 (collectively, the "Old Cash Pay Notes" and, together with the Discount Notes, the "Old Notes") who tendered their Old Cash Pay Notes received, for each $1 principal amount of the Old Cash Pay Notes tendered, (1) $0.65 in principal amount of new 11% Senior Notes due 2010 (the "New Cash Pay Notes" and together with the New Discount Notes, the "New Notes") and (2) one share of Preferred Stock.

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

Upon the expiration and closing of the exchange Offer on November 10, 2003, the Company had received tenders from existing noteholders amounting to $343.6 million or 98 percent of the Discount Notes, $238.4 million or 95 percent of the 12½% Senior Notes and $147.5 million or 98 percent of the 13 5/8% Senior Notes. The consummation of the Exchange Offer was accounted for under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." In accordance with the provisions of SFAS No. 15, the New Notes and Preferred Stock were recorded at fair value. The excess of the fair value of the New Notes and Preferred Stock over the carrying value of the existing debt tendered by noteholders of $1,234 has been recorded in debt issuance costs and will be amortized to interest expense over the life of the New Notes due to the fact that the total cash flows associated with the New Notes exceeds the carrying value of the Old Notes. The net excess fair value of consideration of $1,234 discussed herein is comprised of debt issuance costs related to the notes that were tendered in the amount of $17,949 reduced by deferred future cash interest payments on the New Notes in the amount of $16,715. The net amount is included in debt issuance costs in the consolidated balance sheet and will be amortized as an adjustment to interest expense related to the New Notes over the life of the New Notes using the effective interest method.

In contemplation of the Exchange Offer, Alamosa (Delaware), on September 11, 2003, amended the terms of the respective indentures governing its existing 12 7/8% Senior Discount Notes, 12½% Senior Notes and 13 5/8% Senior Notes to add Alamosa Holdings as a guarantor under the indentures. The Company further amended the indentures governing these notes on October 29, 2003, after receiving the requisite consents from the holders of the notes, to eliminate substantially all covenant protection under such indentures.

11.    STOCKHOLDERS' EQUITY

The Company is authorized to issue 1,000 shares of preferred stock, $0.01 par value, of which no shares are issued and outstanding at December 31, 2004. The Company is authorized to issue 9,000

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

shares of common stock, $0.01 par value of which 100 shares are issued and outstanding at December 31, 2004. All outstanding shares of common stock of the Company are held by Alamosa Holdings.

12.    INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
Current:
U.S. Federal	$—	$—	$—
Foreign	—	—	—
State	—	—	—
Total current expense	—	—	—
Deferred:
U.S. Federal	(3,334)	(10,967)	(58,938)
Foreign	—	—	—
State	4,905	(563)	(8,148)
Total deferred expense (benefit)	1,571	(11,530)	(67,086)
Total income taxes expense (benefit)	$1,571	$(11,530)	$(67,086)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$183,303	$182,710
Original issue discount	44,556	40,928
Non-cash compensation	(658)	1,770
Start-up expenses	—	153
Deferred rent	1,462	1,628
Bad debt allowance	2,378	2,340
Capitalized loan costs	3,676	1,670
Cancellation of indebtedness	5,544	6,201
Other comprehensive income	—	275
Other	4,544	1,570
Gross deferred tax assets	244,805	239,245
Deferred tax liabilities:
Intangible assets	158,658	166,339
Depreciation	68,446	57,395
Other	7,187	3,049
Net deferred tax assets (liabilities)	10,514	12,462
Valuation allowance	(22,888)	(23,269)
Deferred tax balance	$(12,374)	$(10,807)

The net deferred tax asset was fully reserved as of December 31, 2000 because of uncertainty regarding the Company's ability to recognize the benefit of the asset in future years. In connection with acquisitions closed in 2001, a significant deferred tax liability was recorded. The reversal of the timing differences which gave rise to the deferred tax liability allowed the Company to benefit from

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

the deferred tax assets. As such, the valuation allowance was released in 2001 with a corresponding reduction to goodwill associated with the acquisitions. The valuation allowance was restored in 2003 and reduced in 2004 by $381 as the Company has adjusted the valuation allowance to reflect deferred tax assets at the amounts expected to be realized.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate due to the differences summarized below:

	Year Ended December 31,
	2004	2003	2002
Federal tax benefit at statutory rate	(35.00)%	(35.00)%	(35.00)%
Goodwill impairment	—%	—%	21.70%
Disallowed interest on high yield discount obligations	19.47	0.83	0.10
Other permanent differences	0.52	0.06	0.01
State taxes	(3.79)	(2.88)	(1.13)
Valuation allowance	28.01	24.54	—
Other	1.19	0.29	0.06
Provision (benefit) for income taxes	10.40%	(12.16)%	(14.26)%

As of December 31, 2004, the Company has available federal net operating loss carryforwards totaling approximately $480 million which expire beginning in 2020. In addition, the Company has available state net operating loss carryforwards totaling approximately $301 million which expire beginning in 2005. Utilization of net operating loss carryforwards may be limited by ownership changes which could occur in the future.

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

In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was initially set at $7.70 per average subscriber per month through December 31, 2006 and is recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services, such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

In March 2004, the Company exercised its rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

per activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for data services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and data roaming through December 31, 2006. In June 2004, the Company further amended its agreements with Sprint to (1) reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (2) change the per activation fee from a percentage of certain of Sprint PCS' selling and marketing expenses to a fixed rate of $23.00 per activation.

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

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	Year Ended December 31,
	2004	2003	2002
Cost of service and operation	$276,239	$217,531	$219,866
Cost of products sold	76,183	59,651	50,974
Selling and marketing	57,691	46,294	46,132
Total	$410,113	$323,476	$316,972

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

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands.

The Company and Sprint have had only very preliminary communications regarding the potential impact on the Company of the pending Sprint-Nextel transaction. The Company believes that, based on currently available information, and assuming that no changes are effected with respect to Sprint's agreements with the Company, Sprint could be in violation of the exclusivity provisions of the Company's agreements with Sprint at some point following completion of the Sprint-Nextel transaction.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Sprint's agreements with the Company provide for specific remedies in the event of a material violation by Sprint of such agreements if not cured within an applicable time period. Neither we nor any of our executives have made any definitive determination as to the impact on the value to us or our business of any of such remedies or whether any such remedy would be more or less favorable to us or our shareholders than our existing arrangements with Sprint or any possible renegotiated arrangement with Sprint.

The Company is committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that the Company and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the likely impact on the Company of any such arrangement.

14.    RELATED PARTY TRANSACTIONS

Agreements with Tech Telephone Company – The Company entered into a telecommunications service agreement with Tech Telephone Company Limited Partnership ("TechTel") to install and provide telecommunications lines between Sprint PCS and the Company's Lubbock-based operations and between the Company's Lubbock-based operations and other markets. TechTel was a limited partnership whose general partner was an entity controlled by the CEO of the Company. The original term of the agreement is three years, but the agreement automatically renews upon expiration for additional successive 30-day terms by either party. The Company has also entered into a distribution agreement with TechTel, authorizing it to become a third party distributor of Sprint PCS products and services for the Company in Lubbock, Texas. The total amount paid under these contracts was $601, $902 and $1,157 during the years ended December 31, 2004, 2003 and 2002, respectively. The amounts included in accounts payable relative to these contracts were $1 and $89 at December 31, 2004 and 2003, respectively. TechTel was sold to an unrelated third party in October 2002.

Agreements with Messrs. Michael V. Roberts and Steven C. Roberts

In connection with the acquisition of Roberts, the Company entered into a number of arrangements with Messrs. Michael V. Roberts and Steven C. Roberts and certain companies affiliated with them as described in more detail below. Michael V. Roberts and Steven C. Roberts became directors of the Company in February 2001.

Joint Venture Development Agreement – On October 30, 2000, the Company entered into a joint venture development agreement with Messrs. Michael V. Roberts and Steven C. Roberts. Pursuant to the agreement, if either Mr. Michael V. Roberts or Mr. Steven C. Roberts undertakes an international telecommunications business venture and desires for the Company to be involved in that project, then before either Mr. Michael V. Roberts or Mr. Steven C. Roberts enters into a letter of intent or binding agreement of any nature with another person regarding the project, they must give the Company written notice. The Company has 60 days to notify them of its desire to participate in the project. During such 60-day period, the Company has the exclusive right with respect to the project. Promptly after the Company gives a notice of participation, the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts must form a project entity and execute an agreement setting forth the terms, covenants, conditions and provisions for the purpose, ownership, management, financing and operation of the project. Unless the Company and either Mr. Michael V. Roberts or Mr. Steven C. Roberts agree to a different arrangement, the Company will have a 50% interest in each project entity and will have full managerial control of each project entity. Except as described above, neither the Company nor Messrs. Michael V. Roberts and Steven C. Roberts is obligated to bring to the other any opportunity to participate in a project or any activity, domestic or international.

Consulting Agreements – On January 29, 2001, the Company entered into five-year consulting agreements with each of Messrs. Michael V. Roberts and Steven C. Roberts. The consulting agreements provide each of them with an annual compensation of $125, which is paid monthly.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Right of First Negotiation Agreement – On February 14, 2001, the Company entered into a right of first negotiation agreement with Roberts Tower which grants Roberts Tower a right to negotiate tower leases on a "build-to-suit" basis with the Company's present and future territory. During the term of the agreement, whenever the Company or one of its subsidiaries is required to "build-to-suit" communications towers within the present or future territories in which the Company operates, the Company must notify Roberts Tower and Roberts Tower will have the exclusive right for a period of 30 days to negotiate with the company to provide such towers. After such 30-day period, if the Company has not reached an agreement with Roberts Tower, the Company may obtain such tower sites from other third parties. The term of this agreement is five years.

Resale Agreement – On February 14, 2001, the Company entered into a resale agreement with Messrs. Michael V. Roberts and Steven C. Roberts which permits Messrs. Michael V. Roberts and Steven C. Roberts to buy air time at a discount for resale on a basis no less favorable than any other similar agreement to which the Company may be a party. Messrs. Michael V. Roberts and Steven C. Roberts may resell such airtime anywhere such resales are permitted under applicable law. Any arrangement between the Company and Messrs. Michael V. Roberts and Steven C. Roberts for resales and use of air time will be subject to all required approvals of Sprint, Sprint Spectrum and Sprint PCS and/or any other applicable Sprint entities.

Master Lease Agreement – On February 14, 2001, Roberts and Roberts Tower entered into a master lease agreement which provides for the lease from Roberts Tower by Roberts of certain buildings, towers, tanks and/or improvements thereon for the purpose of installing, operating and maintaining communications facilities and services thereon. The initial term of the master lease agreement expires in February 2006, and Roberts has the right to extend the initial term of the lease for four additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $17 per tower per year at inception, subject to an annual adjustment of 4% per annum. Roberts subsequently assigned all of its right, title and interest in the master lease agreement to its wholly owned subsidiary, Alamosa Missouri Properties, LLC (formerly Roberts Wireless Properties, L.L.C). During the years ended December 31, 2004, 2003 and 2002, $3,037, $2,785 and $2,688, respectively, in rental expense was recorded under this agreement.

In addition to the specific agreements discussed above, the Company paid $194, $287 and $346 in 2004, 2003 and 2002, respectively, to Roberts Tower for other items including the lease of retail space and switching facility space.

Other related party transactions – On December 28, 1998, the Company entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of the Company's directors and the general manager of South Plains Advance Communications & Electronics, Inc. ("SPACE"). SPACE is a stockholder of the Company. This lease has a term of 15 years and provides for monthly payments subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease year. During the years ended December 31, 2004, 2003 and 2002, $115, $110 and $110 per year, respectively, in rental expense was recorded in connection with this lease. No amount was payable at December 31, 2004. In addition to rental, $26, $24 and $20 was paid to Lubbock HLH, Ltd. in 2004, 2003 and 2002, respectively for taxes and other expenses related to the leased property.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

15.    EMPLOYEE BENEFITS

Effective July 1, 2000, the Company formed the Alamosa PCS Contributions Savings Plan ("Company Plan"), a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. During the years ended December 31, 2004, 2003 and 2002, the Company made contributions of $1,174, $653 and $1,058, respectively to the Company Plan.

In connection with the acquisition of Washington Oregon Wireless ("WOW") in 2001, employees who were formerly employees of WOW continued to participate in the Washington Oregon Wireless 401(k) Savings & Investment Plan, a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. During the year ended December 31, 2002, the Company made contributions of $36 to the WOW plan. Effective December 31, 2002 the WOW plan was merged into the Company Plan.

Effective March 1, 2001, the Company adopted the Alamosa Holdings, Inc. Employee Stock Purchase Plan ("ESPP"). The ESPP provides that eligible employees may contribute up to 10% of their earnings towards the purchase of Company common stock. The employee per share purchase price is 85% of the fair market value of Company shares on (i) the offering date or (ii) the exercise date, whichever is lower. During the years ended December 31, 2004, 2003 and 2002, shares totaling 2,001,807, 997,325 and 585,191, respectively, were issued in connection with purchases by employees under the ESPP. As of December 31, 2004 and 2003, 274,971 and 1,876,778 shares were reserved for issuance under the ESPP.

16.    STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Option Plan (the "Plan") effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Alamosa Holdings' common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 2004, options to purchase 3,246,150 shares of common stock were reserved for issuance under the Plan. The compensation committee of the Board of Directors administers the Plan and determines grant prices and vesting periods. Generally, the options under the Plan vest in varying increments over a three to five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of common stock at the time of the grant.

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretation, in accounting for its employee stock options. All options granted under the plan during 2004, 2003 and 2002 had no intrinsic value as the exercise price was equal to or greater than the fair market value on the date of grant, accordingly no non-cash compensation was recorded in 2004, 2003 or 2002 related to options.

The weighted-average fair value for stock options granted during 2004 with an exercise price equal to the fair market value at the date of grant ("at the money") was $5.34 per share. The weighted-average fair value for stock options granted during 2004 with an exercise price greater than the fair market value at the date of grant ("out of the money") was $4.49 per share. The weighted-average fair value for all stock options granted in 2003 was $1.86 per share. The weighted-average fair value for stock options granted at the money during 2002 was $1.85 per share. The weighted-average fair value for stock options granted out of the money during 2002 was $0.23 per share. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

	Year Ended December 31,
	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	128%	130%	106%
Risk-free rate of return	3.15%	2.50%	3.00%
Expected life	4.00 years	4.00 years	4.00 years

The following summarizes activity under the Company's stock option plans:

	Number of Options			Weighted Average Exercise Price Per Share
	Year End December 31,			Year End December 31,
	2004	2003	2002	2004	2003	2002
Options outstanding at beginning of the period	9,192,434	7,868,495	5,505,878	$9.51	$11.12	$16.55
Granted:
At the money	2,465,486	1,665,230	1,370,195	8.12	2.32	2.57
Out of the money	1,000	—	1,500,046	7.20	—	0.38
Exercised	(1,829,832)	(29,740)	(250)	1.75	0.27	3.90
Canceled/forfeited	(89,756)	(311,551)	(507,374)	8.35	12.56	15.20
Options outstanding at the end of the period	9,739,332	9,192,434	7,868,495	$10.63	$9.51	$11.12
Options exercisable at end of the period	8,007,460	7,014,075	4,216,112	$11.45	$10.75	$14.66

The following table summarizes information for stock options at December 31, 2004:

		Outstanding			Exercisable
Range of Exercise Prices		Number of Options	Weighted Average Exercise Price	Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$0.23	0.23	67,001	$0.23	7.8	67,001	$0.23
0.36	0.53	1,206,658	0.38	7.8	1,198,605	0.37
0.57	0.84	282,111	0.67	8.2	117,887	0.62
0.96	1.41	152,815	1.19	8.1	85,335	1.24
1.53	1.53	24,000	1.53	8.5	24,000	1.53
3.10	4.01	830,598	3.69	8.8	815,314	3.70
4.99	7.45	1,973,726	6.67	9.0	612,275	5.39
7.64	10.75	135,776	9.23	7.4	99,796	9.52
12.31	18.44	4,917,647	16.62	4.5	4,860,047	16.63
18.79	26.25	130,000	22.51	5.6	112,000	22.44
28.50	28.50	19,000	28.50	5.3	15,200	28.50
$0.23	28.50	9,739,332	$10.63	6.4	8,007,460	$11.45

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

The carrying amount of the Senior Secured Credit Facility approximates fair value at December 31, 2003 because the interest rate changes with market interest rates.

Selected information related to the Company's senior notes is as follows:

	December 31,
	2004	2003
Book value	$739,141	$464,424
Fair value	844,053	501,413
Net unrecognized loss	$(104,912)	$(36,989)

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

In order to manage interest costs and exposure to changing interest rates, the Company entered into interest rate hedges to hedge exposure to variable interest rates on a portion of the Senior Secured Credit Facility. At December 31, 2003, the Company had entered into the following interest rate swaps.

Instrument	Notional	Term	Fair Value
4.9475% Interest rate swap	$21,690	3 years	$(413)
4.9350% Interest rate swap	$28,340	3 years	(443)
			$(856)

These swaps were designated as cash flow hedges such that the fair value was recorded as a liability in the consolidated balance sheets with changes in fair value (net of tax) shown as a component of other comprehensive income. The swaps were terminated in January 2004 upon the termination of the Senior Secured Credit Facility as discussed in Note 9.

The Company also maintained an interest rate collar with the following terms:

Notional	Maturity	Cap Strike Price	Floor Strike Price	Fair Value
$28,340	5/15/2004	7.00%	4.12%	$(419)

This collar did not receive hedge accounting treatment such that the fair value was reflected as a liability in the consolidated balance sheet and the change in fair value was reflected as an adjustment to interest expense for the year ended December 31, 2003. The collar was terminated in January 2004 upon the termination of the Senior Secured Credit Facility as discussed in Note 9.

Approximately $0, $2,680 and $2,188 in settlements under the above hedging instruments are included in interest expense for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition to the swaps and collar discussed above, the Company purchased an interest rate cap in February 2002 with a notional amount of $5,000 and a strike price of 7.00%. This cap did not receive hedge accounting treatment. This cap was terminated in January 2004 upon the termination of the Senior Secured Credit Facility as discussed in Note 9.

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

18.    COMMITMENTS AND CONTINGENCIES

Alamosa Holdings Preferred Stock Dividends – In November 2003, Alamosa Holdings issued shares of Series B Mandatorily Redeemable Convertible Preferred Stock. Holders of the Series B Mandatorily Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7½% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings has the option to pay dividends in (1) cash, (2) shares of Alamosa Holdings Series C Mandatorily Redeemable Preferred Stock, (3) shares of Alamosa Holdings common stock or (4) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Alamosa Holdings is a holding company that generates no revenues. Accordingly, the source of any cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock is related to capital distributions from the Company to Alamosa Holdings. During the year ended December 31, 2004, the Company paid $12,333 in capital distributions to Alamosa Holdings primarily for the purpose of funding Alamosa Holdings' cash dividend payments on its Series B Mandatorily Redeemable Convertible Preferred Stock. As of December 31, 2004, Alamosa Holdings has 478,987 shares of Series B Mandatorily Redeemable Convertible Preferred Stock issued and outstanding. Any future cash dividends paid on the Series B Convertible Preferred Stock by Alamosa Holdings will result in additional capital distributions from the Company to Alamosa Holdings.

Employment agreements – The Company is a party to employment agreements, effective October 1, 2002, and amended as of January 1, 2005, with its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The CEO's agreement will expire on December 31, 2007 and entitles the CEO to receive an annual base salary of $425. The agreement also provides that so long as he serves on the Company's board of directors, he will serve as Chairman of the Board. The CFO's agreement will expire on December 31, 2006 and entitles him to receive an annual base salary of $400. The CEO and CFO are eligible to receive an annual performance-based bonus with an initial target of $340 and $280 respectively. The executives are entitled to participate in any long-term incentive plans the Company establishes, including Alamosa Holdings' Amended and Restated 1999 Long Term Incentive Plan ("LTIP").

Additionally, the agreements provide for annual option grants, contingent upon continued employment. The CEO's agreement provides for the grant of options to purchase 80,000 shares, 64,000 shares and 51,200 shares in 2005, 2006 and 2007, respectively. The CFO's agreement provides for the grant of options to purchase 50,000 shares and 40,000 shares in 2005 and 2006, respectively.

The agreements entitle the executives to $5,000 in term life insurance coverage, reimbursement for reasonable business expenses, a car allowance, reimbursement for approved club dues, reimbursement for an annual physical exam up to $5, and financial planning services up to $10 per annum. The executives may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company's other executives with comparable responsibilities, subject to the terms of those programs.

Upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of : (i) one year's base salary; (ii) the higher of (x) the executive's target bonus or (y) the average annual bonus the executive earned over

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

the two preceding years (the "Bonus"); and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to three times his base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year following termination of his employment and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

The Company entered into employment agreements on October 1, 2002; as amended January 1, 2005 with its Chief Integration Officer ("CIO"), Chief Technology Officer ("CTO"), and Senior Vice President of Corporate Finance ("SVP"). The Company entered into an employment agreement on December 1, 2002; as amended January 1, 2005 with its Chief Operating Officer ("COO"). The CIO's agreement will expire on December 31, 2005. The agreements with the CTO, SVP and COO will expire on December 31, 2006.

These agreements provide for annual grants of options to purchase 186,000 shares of Company common stock during 2005 and 2006. Additionally, the agreements entitle the executives to be reimbursed for reasonable business expenses, reimbursement for approved club dues, a car allowance and reimbursement for an annual physical exam. They may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company's other executives with comparable responsibilities, subject to the terms of those programs.

Upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year's base salary; (ii) the higher of (x) the executive's target bonus or (y) the executive's Bonus; and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to receive two times base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

The agreements contain non-compete and non-solicitation provisions effective for (i) two years following termination of employment without cause or for good reason within one year following a change in control or (ii) one year following termination of employment in any other circumstances.

Litigation – The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court. The court has issued a decision and order which preliminarily approves the settlement as to the issuers. A hearing date has been scheduled by the court for March 18, 2005 where they will approve the form and substance of a notice to be sent to class members describing the settlement and giving class members the opportunity to opt out of or object to the settlement. The court will also set a date for a fairness hearing which will likely take place later in 2005.

On January 23, 2001, the Company's board of directors, in a unanimous decision, terminated the employment of Jerry Brantley, then President and COO of the Company. On April 29, 2002, Mr. Brantley initiated litigation against the Company and the Chairman of the Company, David E. Sharbutt in the District Court of Lubbock County, Texas, 22nd Judicial District, alleging wrongful termination. In the litigation, Mr. Brantley claimed, among other things, that the Company's termination of his employment was without cause under his employment agreement rather than a termination for non-performance. As such, Mr. Brantley's claim sought money damages for (i) severance pay equal to one year's salary at the time of his termination, (ii) the value of certain unexercised stock options he owned at the time of his termination, (iii) an allegedly unpaid bonus and (iv) exemplary damages, as well as recovery of attorneys' fees and costs. Mr. Brantley's claims against the Company and its CEO were resolved pursuant to a settlement agreement dated February 6, 2004. The settlement did not materially impact the Company's consolidated financial statements or operations.

On January 8, 2003 a claim was made against the Company by Southwest Antenna and Tower, Inc. ("SWAT") in the Second Judicial District Court, County of Bernalillo, State of New Mexico, for monies due on an open account. SWAT sought to recover approximately $2.0 million from the Company relative to work performed by SWAT during 2000 for Roberts Wireless Communications, LLC which was acquired by the Company in the first quarter of 2001. This claim was settled for $875 during the second quarter of 2003.

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

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint names three of the original defendants (Alamosa Holdings, David Sharbutt and Kendall Cowan), drops one of the original defendants (Steven Richardson) and names two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remains the same. The consolidated complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint seeks recovery of compensatory damages, fees, costs, rescission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' alleged insider trading proceeds. At the end of the putative class period on June 13, 2002, Alamosa Holdings announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleges, among other things, that Alamosa Holdings made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleges that Alamosa Holdings' financial statements were false and misleading because we improperly recognized revenue and failed to record adequate allowances for uncollectible receivables. The defendants' motion to dismiss is currently pending before the Court.

The Company believes that Alamosa Holdings and the other defendants have meritorious defenses to these claims and intend to vigorously defend this action. No discovery has been taken at this time, and the ultimate outcome is not currently predictable. There can be no assurance that the litigation will be resolved in the defendants' favor and an adverse resolution could adversely affect the Company's financial condition.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of Alamosa Holdings against certain of its officers and directors: David E. Sharbutt, the Company's Chairman and Chief Executive Officer, Kendall W. Cowan, the Company's Chief Financial Officer, as well as other current and former members of the Company's board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr., Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name Alamosa Holdings as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas. On November 24, 2004, the plaintiffs filed a consolidated derivative petition. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The defendants' motion to stay this suit pending the outcome of the federal shareholder action and in the alternative, special exceptions to the consolidated derivative petition requesting dismissal of the action, are currently pending before the Court. No discovery has been taken at this time, and the ultimate outcome is not currently predictable.

By letter dated January 10, 2005, the Company received notice of request for arbitration by PVT Networks, Inc. pursuant to the Outsource Service Provider Agreement by and between PVT Networks, Inc. and the Company. The underlying dispute concerns a request by PVT to be reimbursed for certain costs and fees under the Outsource Service Provider Agreement. The amount of the claim appears to be for approximately $449. The Company intends to vigorously defend this arbitration.

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

19.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations (unaudited) for 2003 and 2004 by quarter are as follows:

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
2003:
Net sales	$141,108	$155,394	$166,390	$168,158
Operating income (loss)	(10,007)	2,830	3,480	16,554
Net loss	(30,407)	(18,393)	(17,407)	(17,085)
2004:
Net sales	176,690	193,329	211,366	221,715
Operating income	6,509	20,394	20,035	25,336
Net income (loss)	(24,660)	1,036	1,187	5,758

20.    SUBSEQUENT EVENT

On December 7, 2004, Alamosa Holdings and its wholly-owned subsidiary, A-Co Merger Sub, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") with AirGate PCS, Inc. ("AirGate") providing for the merger of AirGate with and into A-Co Merger Sub, Inc. In the Merger, each share of AirGate common stock will be exchanged for 2.87 shares of Alamosa Holdings, Inc. common stock. AirGate stockholders were given the option of electing cash consideration up to an aggregate of $100 million. The transaction was closed on February 15, 2005 after sufficient votes were received from the stockholders of both Alamosa Holdings and AirGate. The total consideration in connection with the merger consisted of approximately 26 million shares of Alamosa Holdings common stock valued at approximately $334 million and $100 million in cash consideration as well as assumption of liabilities of AirGate of approximately $388 million for a total purchase price of approximately $822 million. Approximately $85 million of the cash portion of the purchase price paid by Alamosa Holdings will be funded by cash provided by the Company to Alamosa Holdings.

21.    GUARANTOR FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations, LLC which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the senior notes as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

Alamosa Holdings is an additional guarantor with respect to the 12 7/8% senior discount notes, the 12½% senior notes and the 13 5/8% senior notes. Separate financial statements for Alamosa Holdings have not been provided as Alamosa Holdings is a holding company which does not independently generate operating revenue. The consolidated financial statements of Alamosa Holdings are included in its annual report on Form 10-K for the year ended December 31, 2004.

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$6,698	$120,418	$16	$—	$127,132
Short term investments	50,411	—	—	—	50,411
Customer accounts receivable, net	—	44,687	—	—	44,687
Receivable from Sprint	—	24,809	—	—	24,809
Interest receivable	216	—	—	—	216
Intercompany receivable	30,089	—	401	(30,490)	—
Inventory	—	9,136	—	—	9,136
Investment in subsidiary	916,199	—	—	(916,199)	—
Prepaid expenses and other assets	—	11,192	—	—	11,192
Deferred customer acquisition costs	—	6,337	—	—	6,337
Deferred tax asset	4,230	—	—	—	4,230
Total current assets	1,007,843	216,579	417	(946,689)	278,150
Property and equipment, net	—	441,808	—	—	441,808
Debt issuance costs, net	9,086	—	—	—	9,086
Intangible assets, net	—	416,716	—	—	416,716
Other noncurrent assets	—	4,188	—	—	4,188
Total assets	$1,016,929	$1,079,291	$417	$(946,689)	$1,149,948
Liabilities and Stockholder's Equity
Current Liabilities:
Accounts payable	$—	$24,581	$—	$—	$24,581
Accrued expenses	570	41,813	—	—	42,383
Payable to Sprint	—	35,852	—	—	35,852
Payable to parent	—	1,530	—	—	1,530
Interest payable	21,076	—	—	—	21,076
Deferred revenue	—	22,549	—	—	22,549
Intercompany payable	—	30,490	—	(30,490)	—
Current installments of capital leases	—	110	—	—	110
Total current liabilities	21,646	156,925	—	(30,490)	148,081
Capital lease obligations	—	749	—	—	749
Other noncurrent liabilities	—	5,835	—	—	5,835
Deferred tax liability	16,604	—	—	—	16,604
Senior notes	739,141	—	—	—	739,141
Total liabilities	777,391	163,509	—	(30,490)	910,410
Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	1,003,707	—	—	—	1,003,707
LLC member's equity	—	915,782	417	(916,199)	—
Accumulated deficit	(764,104)	—	—	—	(764,104)
Unearned compensation	(65)	—	—	—	(65)
Total stockholder's equity	239,538	915,782	417	(916,199)	239,538
Total liabilities and stockholder's equity	$1,016,929	$1,079,291	$417	$(946,689)	$1,149,948

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$27,542	$70,677	$23	$—	$98,242
Restricted cash	1	—	—	—	1
Customer accounts receivable, net	—	28,034	—	—	28,034
Receivable from Sprint	—	22,947	—	—	22,947
Intercompany receivable	48,805	—	394	(49,199)	—
Receivable from parent	1	—	—	—	1
Inventory	—	7,309	—	—	7,309
Investment in subsidiary	658,874	—	—	(658,874)	—
Prepaid expenses and other assets	194	9,569	—	—	9,763
Deferred customer acquisition costs	—	8,060	—	—	8,060
Deferred tax asset	—	4,572	—	—	4,572
Total current assets	735,417	151,168	417	(708,073)	178,929
Property and equipment, net	—	434,840	—	—	434,840
Debt issuance costs, net	1,718	12,648	—	—	14,366
Intangible assets, net	—	448,354	—	—	448,354
Other noncurrent assets	—	6,393	—	—	6,393
Total assets	$737,135	$1,053,403	$417	$(708,073)	$1,082,882
Liabilities and Stockholder's Equity
Current Liabilities:
Accounts payable	$—	$25,441	$—	$—	$25,441
Accrued expenses	257	37,068	—	—	37,325
Payable to Sprint	—	34,341	—	—	34,341
Interest payable	4,563	790	—	—	5,353
Deferred revenue	—	22,742	—	—	22,742
Intercompany payable	—	49,199	—	(49,199)	—
Current installments of capital leases	—	481	—	—	481
Total current liabilities	4,820	170,062	—	(49,199)	125,683
Capital lease obligations	—	812	—	—	812
Other noncurrent liabilities	—	8,693	—	—	8,693
Deferred tax liability	—	15,379	—	—	15,379
Senior secured debt	—	200,000	—	—	200,000
Senior notes	464,424	—	—	—	464,424
Total liabilities	469,244	394,946	—	(49,199)	814,991
Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	1,015,991	—	—	—	1,015,991
LLC member's equity	—	658,457	417	(658,874)	—
Accumulated deficit	(747,425)	—	—	—	(747,425)
Unearned compensation	(145)	—	—	—	(145)
Accumulated other comprehensive loss, net of tax	(530)	—	—	—	(530)
Total stockholder's equity	267,891	658,457	417	(658,874)	267,891
Total liabilities and stockholder's equity	$737,135	$1,053,403	$417	$(708,073)	$1,082,882

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$555,711	$—	$—	$555,711
Roaming revenues	—	214,230	—	—	214,230
Service revenues	—	769,941	—	—	769,941
Product sales	—	33,159	—	—	33,159
Total revenues	—	803,100	—	—	803,100
Costs and expenses:
Cost of services and operations	—	383,287	—	—	383,287
Cost of products sold	—	76,183	—	—	76,183
Selling and marketing	—	140,833	—	—	140,833
General and administrative expenses	653	21,285	—	—	21,938
Depreciation and amortization	—	104,775	—	—	104,775
Impairment of property and equipment	—	3,730	—	—	3,730
Non-cash compensation	—	80	—	—	80
Income (loss) from operations	(653)	72,927	—	—	72,274
Equity in earnings of subsidiaries	59,844	—	—	(59,844)	—
Loss on debt extinguishment	—	(13,101)	—	—	(13,101)
Interest and other income	764	694	—	—	1,458
Interest expense	(75,063)	(676)	—	—	(75,739)
Income (loss) before income tax expense	(15,108)	59,844	—	(59,844)	(15,108)
Income tax expense	(1,571)	—	—	—	(1,571)
Net income (loss)	$(16,679)	$59,844	$—	$(59,844)	$(16,679)

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$452,396	$—	$—	$452,396
Roaming revenues	—	150,772	—	—	150,772
Service revenues	—	603,168	—	—	603,168
Product sales	—	27,882	—	—	27,882
Total revenues	—	631,050	—	—	631,050
Costs and expenses:
Cost of services and operations	—	317,215	—	—	317,215
Cost of products sold	—	59,651	—	—	59,651
Selling and marketing	—	112,626	—	—	112,626
General and administrative expenses	1,123	14,691	—	—	15,814
Depreciation and amortization	—	110,495	—	—	110,495
Impairment of property and equipment	—	2,243	—	—	2,243
Non-cash compensation	—	149	—	—	149
Income (loss) from operations	(1,123)	13,980	—	—	12,857
Equity in earnings of subsidiaries	1,337	—	—	(1,337)	—
Debt exchange expense	—	(8,694)	—	—	(8,694)
Interest and other income	630	299	—	—	929
Interest expense	(84,136)	(15,778)	—	—	(99,914)
Loss before income tax benefit	(83,292)	(10,193)	—	(1,337)	(94,822)
Income tax benefit	—	11,530	—	—	11,530
Net income (loss)	$(83,292)	$1,337	$—	$(1,337)	$(83,292)

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$391,927	$—	$—	$391,927
Roaming revenues	—	139,843	—	—	139,843
Service revenues	—	531,770	—	—	531,770
Product sales	—	23,922	—	—	23,922
Total revenue	—	555,692	—	—	555,692
Costs and expenses:
Cost of services and operations	—	343,468	—	—	343,468
Cost of products sold	—	50,974	—	—	50,974
Selling and marketing	—	119,059	—	—	119,059
General and administrative expenses	162	14,497	(3)	—	14,656
Depreciation and amortization	—	105,121	—	—	105,121
Impairment of goodwill	—	291,635	—	—	291,635
Impairment of property and equipment	—	1,194	—	—	1,194
Non-cash compensation	—	29	—	—	29
Income (loss) from operations	(162)	(370,285)	3	—	(370,444)
Equity in loss of subsidiaries	(319,154)	—	—	319,154	—
Interest and other income	2,261	1,110	88	—	3,459
Interest expense	(85,707)	(17,156)	—	—	(102,863)
Income (loss) before income tax benefit	(402,762)	(386,331)	91	319,154	(469,848)
Income tax benefit	—	67,086	—	—	67,086
Net income (loss)	$(402,762)	$(319,245)	$91	$319,154	$(402,762)

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(16,679)	$59,844	$—	$(59,844)	$(16,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(59,844)	—	—	59,844	—
Non-cash compensation expense	—	80	—	—	80
Provision for bad debts	—	12,827	—	—	12,827
Non-cash interest expense on derivative instruments	—	6	—	—	6
Non-cash accretion of asset retirement obligation	—	187	—	—	187
Depreciation and amortization of property and equipment	—	72,685	—	—	72,685
Amortization of intangible assets	—	32,090	—	—	32,090
Amortization of financing costs included in interest expense	864	84	—	—	948
Deferred tax expense	1,571	—	—	—	1,571
Interest accreted on discount notes	24,769	—	—	—	24,769
Loss on debt extinguishment	—	13,101	—	—	13,101
Impairment of property and equipment	—	3,730	—	—	3,730
(Increase) decrease in:
Receivables	(216)	(31,341)	—	—	(31,557)
Receivable from/payable to parent	—	(714)	—	—	(714)
Inventory	—	(1,827)	—	—	(1,827)
Prepaid expenses and other assets	195	2,303	—	—	2,498
Increase in:
Accounts payable and accrued expenses	16,826	1,599	—	—	18,425
Net cash provided by (used in) operating activities	(32,514)	164,654	—	—	132,140
Cash flows from investing activities:
Proceeds from sale of assets	—	427	—	—	427
Purchases of property and equipment	—	(83,989)	—	—	(83,989)
Purchase of intangible asset	—	(453)	—	—	(453)
Change in restricted cash	1	—	—	—	1
Change in short term investments	(50,411)	—	—	—	(50,411)
Investment in subsidiary	(188,313)	—	—	188,313	—
Capital infusion from parent	—	188,313	—	(188,313)	—
Change in intercompany balances	18,717	(18,710)	(7)	—	—
Net cash provided by (used in) investing activities	(220,006)	85,588	(7)	—	(134,425)
Cash flows from financing activities:
Capital distribution to parent	(10,088)	—	—	—	(10,088)
Debt issuance costs capitalized	(8,236)	—	—	—	(8,236)
Repayment of secured debt	—	(200,000)	—	—	(200,000)
Proceeds from senior notes	250,000	—	—	—	250,000
Payments on capital leases	—	(501)	—	—	(501)
Net cash provided by (used in) financing activities	231,676	(200,501)	—	—	31,175
Net increase (decrease) in cash and cash equivalents	(20,844)	49,741	(7)	—	28,890
Cash and cash equivalents at beginning of period	27,542	70,677	23	—	98,242
Cash and cash equivalents at end of period	$6,698	$120,418	$16	$—	$127,132

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(83,292)	$1,337	$—	$(1,337)	$(83,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(1,337)	—	—	1,337	—
Non-cash compensation expense	—	149	—	—	149
Provision for bad debts	—	13,451	—	—	13,451
Non-cash interest benefit on derivative instruments	—	(693)	—	—	(693)
Non-cash accretion of asset retirement obligation	—	565	—	—	565
Depreciation and amortization of property and equipment	—	70,428	—	—	70,428
Amortization of intangible assets	—	40,067	—	—	40,067
Amortization of financing costs included in interest expense	1,721	2,549	—	—	4,270
Amortization of discounted interest	329	—	—	—	329
Deferred tax benefit	—	(11,530)	—	—	(11,530)
Interest accreted on discount notes	33,496	—	—	—	33,496
Impairment of property and equipment	—	2,243	—	—	2,243
Debt exchange expenses	—	8,694	—	—	8,694
(increase) decrease in:
Receivables	973	552	—	—	1,525
Receivable from/payable to parent	—	(1)	—	—	(1)
Inventory	—	101	—	—	101
Prepaid expenses and other assets	(194)	(1,670)	—	—	(1,864)
Decrease in:
Accounts payable and accrued expenses	(15,866)	(6,368)	—	—	(22,234)
Net cash provided by (used in) operating activities	(64,170)	119,874	—	—	55,704
Cash flows from investing activities:
Proceeds from sale of assets	—	2,645	—	—	2,645
Purchases of property and equipment	—	(38,625)	—	—	(38,625)
Change in restricted cash	34,724	—	—	—	34,724
Change in intercompany balances	43,798	(43,798)	—	—	—
Net cash provided by (used in) investing activities	78,522	(79,778)	—	—	(1,256)
Cash flows from financing activities:
Capital distribution to parent	(4,527)	—	—	—	(4,527)
Debt issuance costs capitalized	—	(2,329)	—	—	(2,329)
Debt exchange expenses	—	(8,694)	—	—	(8,694)
Payment of fractional notes in debt exchange	(104)	—	—	—	(104)
Payments on capital leases	—	(1,077)	—	—	(1,077)
Net cash used in financing activities	(4,631)	(12,100)	—	—	(16,731)
Net increase in cash and cash equivalents	9,721	27,996	—	—	37,717
Cash and cash equivalents at beginning of period	17,821	42,681	23	—	60,525
Cash and cash equivalents at end of period	$27,542	$70,677	$23	$—	$98,242

ALAMOSA (DELAWARE), INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(402,762)	$(319,245)	$91	$319,154	$(402,762)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	319,154	—	—	(319,154)	—
Non-cash compensation expense	—	29	—	—	29
Non-cash interest on derivatives	—	464	—	—	464
Provision for bad debt	—	40,285	—	—	40,285
Depreciation and amortization of property and equipment	—	64,702	—	—	64,702
Amortization of intangibles	—	40,419	—	—	40,419
Amortization of financing costs included in interest expense	1,969	2,290	—	—	4,259
Amortization of discounted interest	395	—	—	—	395
Deferred tax benefit	—	(67,086)	—	—	(67,086)
Interest accreted on discount note	31,655	—	—	—	31,655
Impairment of property and equipment	—	1,194	—	—	1,194
Impairment of goodwill	—	291,635	—	—	291,635
(Increase) decrease in:
Receivables	1,420	(46,656)	—	—	(45,236)
Inventory	—	(2,608)	—	—	(2,608)
Prepaid expenses and other assets	16	(6,456)	—	—	(6,440)
Increase (decrease) in:
Accounts payable and accrued expenses	(720)	23,825	—	—	23,105
Net cash provided by (used in) operating Activities	(48,873)	22,792	91	—	(25,990)
Cash flows from investing activities:
Proceeds from sale of assets	—	451	—	—	451
Purchases of property and equipment	—	(89,476)	—	—	(89,476)
Change in restricted cash	48,115	11,853	—	—	59,968
Intercompany receivable	15,951	(868)	(15,083)	—	—
Net change in short term investments	1,300	—	—	—	1,300
Other	—	99	—	—	99
Net cash provided by (used in) investing activities	65,366	(77,941)	(15,083)	—	(27,658)
Cash flows from financing activities:
Capital distributions	(1,213)	—	—	—	(1,213)
Borrowings under senior secured debt	—	12,838	—	—	12,838
Debt issuance cost	—	(1,351)	—	—	(1,351)
Payments on capital leases	—	(773)	—	—	(773)
Net cash provided by financing activities	(1,213)	10,714	—	—	9,501
Net increase (decrease) in cash and cash equivalents	15,280	(44,435)	(14,992)	—	(44,147)
Cash and cash equivalents at beginning of period	2,541	87,116	15,015	—	104,672
Cash and cash equivalents at end of period	$17,821	$42,681	$23	$—	$60,525

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Alamosa (Delaware), Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 21, 2005 appearing in this 2004 Annual Report on Form 10-K of Alamosa (Delaware), Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas

March 21, 2005

SCHEDULE II

ALAMOSA (DELAWARE), INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR THE PERIOD DECEMBER 31, 2002 THROUGH
DECEMBER 31, 2004 (in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period

December 31, 2002
Allowance for doubtful accounts	$5,892	$40,285	$—	$(37,726)	$8,451
Deferred tax valuation allowance	—	—	—	—	—

December 31, 2003
Allowance for doubtful accounts	$8,451	$13,451	$—	$(15,919)	$5,983
Deferred tax valuation allowance	—	23,269	—	—	23,269

December 31, 2004
Allowance for doubtful accounts	$5,983	$12,827	$—	$(13,082)	$5,728
Deferred tax valuation allowance	23,269	—	—	(381)	22,888

This schedule should be read in conjunction with the Company's audited consolidated financial statements and related notes thereto that appear in this annual report on Form 10-K.