Form 10-Q
period 2005-03-31
ALAMOSA DELAWARE INC
filed 2005-05-16
CIK 1097722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

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

As of May 13, 2005, 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

ALAMOSA (DELAWARE), INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ALAMOSA (DELAWARE), INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$25,272	$127,132
Short term investments	50,748	50,411
Customer accounts receivable, net	46,571	44,687
Receivable from Sprint	37,183	24,809
Receivable from Parent	18,159	—
Interest receivable	196	216
Inventory	11,028	9,136
Prepaid expenses and other assets	13,276	11,192
Deferred customer acquisition costs	5,920	6,337
Deferred tax asset	4,230	4,230
Total current assets	212,583	278,150
Property and equipment, net	445,538	441,808
Debt issuance costs, net	8,858	9,086
Intangible assets, net	409,150	416,716
Other noncurrent assets	4,446	4,188
Total assets	$1,080,575	$1,149,948
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$23,050	$24,581
Accrued expenses	45,290	42,383
Payable to Sprint	39,196	35,852
Payable to Parent	—	1,530
Interest payable	8,526	21,076
Deferred revenue	21,501	22,549
Current installments of capital leases	113	110
Total current liabilities	137,676	148,081
Long term liabilities:
Capital lease obligations	720	749
Other noncurrent liabilities	6,086	5,835
Deferred tax liability	16,605	16,604
Senior notes	745,712	739,141
Total long term liabilities	769,123	762,329
Total liabilities	906,799	910,410
Commitments and contingencies (see Note 12)	—	—
Stockholder's equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 9,000 shares authorized; 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	932,059	1,003,707
Accumulated deficit	(756,489)	(764,104)
Unearned compensation	(1,794)	(65)
Total stockholder's equity	173,776	239,538
Total liabilities and stockholder's equity	$1,080,575	$1,149,948

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2005	2004
Revenues:
Subscriber revenues	$155,031	$124,746
Roaming and wholesale revenues	60,606	43,153
Service revenues	215,637	167,899
Product sales	7,967	8,791
Total revenue	223,604	176,690
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below and non-cash compensation of $75 and $2 for 2005 and 2004, respectively)	101,483	86,216
Cost of products sold (excluding depreciation shown separately below)	24,151	19,783
Selling and marketing (excluding depreciation shown separately below and non-cash compensation of $45 and $2 for 2005, and 2004, respectively)	36,520	30,993
General and administrative expenses (excluding depreciation shown separately below and non-cash compensation of $483 and $16 for 2005 and 2004, respectively)	6,102	5,479
Merger related expenses	436	—
Depreciation and amortization	26,349	27,384
(Gain) loss on disposal of property and equipment	(24)	306
Non-cash compensation	603	20
Total costs and expenses	195,620	170,181
Income from operations	27,984	6,509
Loss on debt extinguishment	—	(13,101)
Interest and other income	768	167
Interest expense	(19,586)	(18,235)
Income (loss) before income taxes	9,166	(24,660)
Income tax (expense) benefit	(1,551)	—
Net income (loss)	$7,615	$(24,660)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$7,615	$(24,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash compensation	603	20
Non-cash interest expense on derivative instruments	—	6
Non-cash accretion of asset retirement obligations	55	45
Provision for bad debts	1,773	1,935
Depreciation and amortization of property and equipment	18,783	17,980
Amortization of intangible assets	7,566	9,404
Amortization of financing costs included in interest expense	228	265
Loss on debt extinguishment	—	13,101
Interest accreted on discount notes	6,571	6,001
(Gain) loss on disposal of property and equipment	(24)	306
Merger related expenses	436	—
(Increase) decrease in:
Receivable from/payable to Parent	(19,689)	(289)
Receivables	(16,011)	(6,380)
Inventory	(1,892)	1,936
Prepaid expenses and other assets	(1,926)	(486)
Increase (decrease) in:
Accounts payable and accrued expenses	(8,527)	1,112
Net cash provided by (used in) operating activities	(4,439)	20,296
Cash flows from investing activities:
Proceeds from sale of assets	131	343
Purchases of property and equipment	(22,773)	(24,218)
Merger related expenses	(436)	—
Change in restricted cash	—	1
Change in short term investments	(337)	—
Net cash used in investing activities	(23,415)	(23,874)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	250,000
Repayments of borrowings under senior secured debt	—	(200,000)
Debt issuance costs	—	(8,059)
Capital distributions	(73,980)	(2,866)
Payments on capital leases	(26)	(139)
Net cash provided by (used in) financing activities	(74,006)	38,936
Net increase (decrease) in cash and cash equivalents	(101,860)	35,358
Cash and cash equivalents at beginning of period	127,132	98,242
Cash and cash equivalents at end of period	$25,272	$133,600
Supplemental disclosure of non-cash financing and investing activities:
Asset retirement obligations capitalized	$207	$29
Change in accounts payable for purchases of property and equipment	361	(12,110)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.	BASIS PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheets at March 31, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months ended March 31, 2005 and 2004, the unaudited consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Certain reclassifications have been made to prior period balances to conform to current period presentation.

2.	ORGANIZATION AND BUSINESS OPERATIONS

Alamosa (Delaware), Inc. ("Alamosa (Delaware)") is a direct wholly-owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly-owned subsidiary of Alamosa Holdings, Inc. ("Alamosa Holdings"). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Southeastern, Northwestern and Midwestern United States. Alamosa (Delaware) was formed in October 1999 under the name "Alamosa PCS Holdings, Inc." to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC's ("Alamosa LLC") membership interests, and Alamosa LLC became wholly-owned by Alamosa (Delaware). Alamosa (Delaware) and its subsidiaries are collectively referred to in these consolidated financial statements as the "Company."

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

On February 15, 2005, Alamosa Holdings completed its acquisition of AirGate PCS, Inc. ("AirGate"). AirGate is a PCS Affiliate of Sprint and has the right to provide wireless communications services under the Sprint brand name in its licensed territory, which includes most of the state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. AirGate is a direct wholly-owned subsidiary of Alamosa Holdings and a sister company to

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Alamosa (Delaware). The transaction was accounted for as a purchase and the results of operations of AirGate are included in the consolidated financial statements of Alamosa Holdings from the date of acquisition. The consolidated financial statements of Alamosa (Delaware) do not contain results of operations of AirGate.

Alamosa Holdings' common stock is quoted on Nasdaq under the symbol "APCS." Alamosa (Delaware) remains an issuer of outstanding public debt.

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

While the Company has incurred cumulative net losses since inception and incurred negative cash flows from operating activities in the past, the Company generated approximately $132 million and used approximately $4 million in cash flows from operating activities for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. Additionally, the Company reported net income of $7.6 million for the three months ended March 31, 2005.

As of March 31, 2005, the Company had $25 million in cash and cash equivalents as well as $51 million in short-term investments which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on Alamosa Holdings preferred stock) for at least the next 12 months.

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

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months ended March 31, 2005 or 2004, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying Alamosa Holdings common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 is related to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and is not related to the granting of stock options. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

	For the three months ended March 31,
	2005	2004
Net income (loss) – as reported	$7,615	$(24,660)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	603	20
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,612)	(1,178)
Net income (loss) – pro forma	$6,606	$(25,818)

5.	ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $5,769 and $5,728 at March 31, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company's historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint – Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	March 31, 2005	December 31, 2004
Net roaming receivable	$31,389	$20,948
Accrued service revenue	2,608	2,910
Other amounts due from Sprint	3,186	951
	$37,183	$24,809

Net roaming receivable includes net travel revenue due from Sprint relative to PCS subscribers based outside of the Company's licensed territory who utilize the Company's portion of the PCS network of Sprint. The net roaming receivable is net of amounts owed to Sprint relative to the Company's subscribers who utilize the PCS network of Sprint outside of the Company's licensed territory. In addition, net roaming receivable also includes amounts due from Sprint, which have been collected from other PCS providers and wholesale customers for their customers' usage of the Company's portion of the PCS network of Sprint. The receivable is recorded net due to a right of offset with respect to the receivable from/payable to Sprint with respect to travel and the fact that the activity has historically been settled on a net basis by Sprint.

Accrued service revenue represents the Company's estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Other amounts due from Sprint at March 31, 2005 primarily consist of proceeds from the sale of previously charged off customer accounts, universal service fund recoveries and interconnect revenue receivable. Other amounts due from Sprint at December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $265.2 million and $246.4 million at March 31, 2005 and December 31, 2004, respectively.

7.	ASSET RETIREMENT OBLIGATIONS

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

The following table illustrates the activity with respect to asset retirement obligations for the three months ended March 31, 2005 and 2004:

	For the three months ended March 31,
	2005	2004
Balance January 1	$2,212	$1,813
Initial obligation recorded during the period	207	29
Obligations settled during the period	—	—
Accretion of obligation during the period	55	45
Impact of revision in estimates	—	—
Balance March 31	$2,474	$1,887

8.	GOODWILL AND INTANGIBLE ASSETS

In connection with the acquisition of other PCS affiliates of Sprint, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies. In addition to the identifiable intangibles, goodwill has been recorded in the amount by which the purchase price exceeded the fair value of the net assets acquired, including identified intangibles.

The value assigned to the Sprint agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition. The value assigned to the subscriber bases acquired is amortized using the straight-line method over the estimated life of the acquired subscribers.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

In September 2004, the Company purchased the rights to additional territory from Sprint in connection with an amendment of one of its management agreements. The purchase price of $467 consisted of $14 allocated to purchased equipment and $453 allocated to the value of the Sprint agreement associated with the territory acquired. The intangible asset related to the Sprint agreement will be amortized over the remaining original term of the Sprint agreement at the time of purchase.

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired), and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

Goodwill and intangible assets consist of:

	March 31, 2005	December 31, 2004
Goodwill	$—	$—
Intangible assets:
Sprint affiliation and other agreements	$532,653	$532,653
Accumulated amortization	(123,503)	(115,937)
Subtotal	409,150	416,716
Subscriber base acquired	29,500	29,500
Accumulated amortization	(29,500)	(29,500)
Subtotal	—	—
Intangible assets, net	$409,150	$416,716

Amortization expense related to intangible assets was $7,566 and $9,404 for the three months ended March 31, 2005 and 2004, respectively.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2005	$30,266
2006	30,266
2007	30,266
2008	30,266
2009	30,266
Thereafter	265,386
$416,716

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
12 7/8% Senior Discount Notes, net of discount	$6,389	$6,293
12% Senior Discount Notes, net of discount	224,503	218,028
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,895	250,895
8½% Senior Notes	250,000	250,000
Total Debt	745,712	739,141
Less current maturities	—	—
Long term debt, excluding current maturities	$745,712	$739,141

SENIOR NOTES

12 7/8% Senior Discount Notes – The 12 7/8% Senior Discount Notes were issued in February 2000, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes accreted to their $6,389 face amount on February 15, 2005. The 12 7/8% Senior Discount Notes were redeemed in April 2005 at a premium of $411.

12% Senior Discount Notes – The 12% Senior Discount Notes were issued in November 2003, mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes will accrete to their $233 million face amount by July 31, 2005, after which interest will be paid in cash semiannually.

12½% Senior Notes – The 12½% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12½%, payable semiannually on February 1 and August 1.

Approximately $59.0 million of the proceeds of the 12½% Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12½% Senior Notes and the 12 7/8% Senior Discount Notes. As of December 31, 2004, all of the escrowed proceeds had been used in connection with payment of cash interest.

13 5/8% Senior Notes – The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8%, payable semiannually on February 15 and August 15. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. As of December 31, 2004, all of the escrowed proceeds had been used in connection with payment of cash interest.

11% Senior Notes – The 11% Senior Notes were issued in November 2003, mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes – The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½%, payable semiannually on January 31 and July 31. The proceeds of these notes were used to permanently repay the Company's senior secured credit facility in January 2004 and for general corporate purposes.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

10.	INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income, and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. For the three months ended March 31, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance and the effective tax rate was zero. The effective tax rate for the three months ended March 31, 2005 is 16.9 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to a reduction of the valuation allowance against deferred tax assets.

11.	SPRINT AGREEMENTS

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

In addition to the new fees, the amendments changed the methodology used for settling cash received from subscribers. Historically, actual weekly cash receipts were passed through to the Company by Sprint based on a calculation of an estimate of the portion of that cash related to the Company's activity. Under the new methodology, the Company receives its portion of billed revenue (net of an 8% affiliation fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint collects the cash from the subscriber. The provisions of the amendments

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

became effective on December 1, 2003 and the Company has the right to evaluate subsequent amendments to the affiliation agreements of other similarly situated PCS Affiliates of Sprint and adopt the provisions of those amendments if the Company elects to do so. AirGate amended its agreements with Sprint in August 2004 and the provisions of those amendments are consistent with those of Alamosa Holdings' amended Sprint agreements.

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended March 31,
	2005	2004
Cost of service and other operations	$76,433	$62,638
Cost of products sold	24,151	19,783
Selling and marketing	15,434	10,394
Total	$116,018	$92,815

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

The Company and Sprint have had only very preliminary communications regarding the potential impact on the Company of the pending Sprint-Nextel transaction. The Company believes that, based on currently available information, and assuming that no changes are effected with respect to Sprint's agreements with the Company, Sprint could be in violation of the exclusivity provisions of certain of the Company's agreements with Sprint upon completion of the Sprint-Nextel transaction and Sprint could be in violation of the exclusivity provisions of the other agreements with Sprint at some point following completion of the Sprint-Nextel transaction.

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

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

12.	COMMITMENTS AND CONTINGENCIES

Alamosa Holdings Preferred Stock Dividends – In November 2003, Alamosa Holdings issued shares of Series B Mandatorily Redeemable Convertible Preferred Stock. Holders of the Series B Mandatorily Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7½% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings has the option to pay dividends in (1) cash, (2) shares of Alamosa Holdings Series C Mandatorily Redeemable Preferred Stock, (3) shares of Alamosa Holdings common stock or (4) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Alamosa Holdings is a holding company that generates no revenues. Accordingly, the source of any cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock is related to capital distributions from the Company to Alamosa Holdings. Alamosa Holdings has 448,180 shares of Series B Mandatorily Redeemable Convertible Preferred Stock issued and outstanding. Any future cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock by Alamosa Holdings may require additional capital distributions from the Company to Alamosa Holdings.

Employment agreements – Alamosa Holdings is a party to employment agreements, effective October 1, 2002, and amended as of January 1, 2005, with our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The CEO's agreement will expire on December 31, 2007 and entitles the CEO to receive an annual base salary of $425 in 2005, subject to increase from time to time. The agreement also provides that so long as he serves on the board of directors of Alamosa Holdings, he will serve as Chairman of the Board. The CFO's agreement will expire on December 31, 2006 and entitles him to receive an annual base salary of $400 in 2005, subject to increase from time to time. The CEO and CFO are eligible to receive an annual performance-based bonus with an initial target of $340 and $280, respectively. The executives are entitled to participate in any long-term incentive plans the Company establishes, including the Amended and Restated 1999 Long Term Incentive Plan ("LTIP").

The agreements provide for annual Alamosa Holdings option grants, contingent upon continued employment. The CEO's agreement provides for the grant of options to purchase 80,000 shares, 64,000 shares and 51,200 shares in 2005, 2006 and 2007, respectively. The CFO's agreement provides for the grant of options to purchase 50,000 shares and 40,000 shares in 2005 and 2006, respectively. Additionally, the agreements provide for grants of Alamosa Holdings stock subject to the terms of the LTIP and that vest upon continued employment and in amounts determined based upon attainment of performance goals as set forth in certain Alamosa Holdings stock agreements. The target shares for Alamosa Holdings stock grants for the CEO are 60,000 in 2005, 48,000 in 2006, and 38,400 in 2007. The target shares for Alamosa Holdings stock grants for the CFO are 50,000 in 2005 and 40,000 in 2006. The actual award shares for Alamosa Holdings stock could range from zero to 200% of the target amount.

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

Upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year's base salary; (ii) the higher of (x) the executive's target bonus or (y) the average annual bonus the executive earned over

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

the two preceding years (the "Bonus"); and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to three times his base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year following termination of his employment (two years if such termination occurs within twelve months following a change in control) and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

Alamosa Holdings entered into employment agreements on October 1, 2002, as amended as of January 1, 2005 with our Chief Integration Officer ("CIO"), Chief Technology Officer ("CTO"), and Senior Vice President of Corporate Finance ("SVP"). Alamosa Holdings entered into an employment agreement on December 1, 2002, as amended as of January 1, 2005 with our Chief Operating Officer ("COO"). The CIO's agreement will expire on December 31, 2005. The agreements with the CTO, SVP and COO will expire on December 31, 2006.

These agreements provide for annual grants of options to purchase 186,000 shares of Alamosa Holdings common stock during 2005 and 2006 and additionally provide for total Alamosa Holdings restricted stock grants among these executives in the target amount of 150,000 shares during 2005 and 2006. The actual award shares for restricted stock could range from zero to 200% of the target amount. Additionally, the agreements entitle the executives to be reimbursed for reasonable business expenses, car allowances, and reimbursement for annual physical exams in amounts as set forth in their agreements as well as other allowed perquisites. They may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company's other executives with comparable responsibilities, subject to the terms of those programs.

Upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year's base salary; (ii) the executive's Bonus; and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to receive two times base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year (two years if such termination occurs within twelve months following a change in control) and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

The agreements contain non-compete and non-solicitation provisions effective for (i) two years following termination of employment by the Company without cause or by the executive for good reason within one year following a change in control or (ii) one year following termination of employment in any other circumstances.

The Alamosa Holdings restricted stock grants associated with the January 2005 employment agreement amendments are considered variable awards as the number of the shares that will ultimately be earned by the employee is not known until December 31 of each year during the term of the agreement (the measurement dates). In accordance with FAS 123 related compensation expense associated with the annual grants is measured based on the fair market value of the award at the measurement date and is recognized over the vesting period.

The Alamosa Holdings restricted stock granted in January 2005 under the terms of these employment agreement amendments vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date has been reached compensation expense is adjusted for changes in the fair market value. The market value of the restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders' equity. At March 31, 2005, the

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

unearned compensation was adjusted to $2,332 based on a decrease in the fair market value of the award as of March 31, 2005. The non-cash compensation expense recognized during the three months ended March 31, 2005 was $603 resulting in a balance of $1,794 in unearned compensation related to these awards as of March 31, 2005.

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

The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers' IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court. The court has issued a decision and order which preliminarily approves the settlement as to the issuers. The next step in the process is notice to the class of the proposed settlement and the scheduling of a hearing before the court to determine the fairness of the settlement. Neither of these events has occurred as of this date.

In November 2003, December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, its Chairman and Chief Executive Officer as well as Kendall W. Cowan, its Chief Financial officer. Steven Richardson, the Company's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint named three of the original defendants (the Company, David Sharbutt and Kendall Cowan), dropped one of the original defendants (Steven Richardson) and named two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remained the same. The consolidated complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint sought recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' alleged insider trading proceeds. At the end of the putative class period on June 13, 2002, the Company announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleged, among other things, that the Company made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleged that the Company's financial statements were false and misleading because the Company improperly recognized revenue and failed to record adequate allowances for uncollectible receivables.

On March 28, 2005, the Court granted the defendants' motion to dismiss and entered a judgment dismissing this action. On April 22, 2005, the plaintiffs filed a notice of appeal from the dismissal order and judgment to the Fifth Circuit Court of Appeals.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of Alamosa Holdings against certain of its officers and directors: David E. Sharbutt, the Company's Chairman and Chief Executive Officer, Kendall W. Cowan, the Company's Chief Financial Officer, as well as other current and former members of the Company's board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name the Company as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas. On November 24, 2004, the plaintiffs filed a consolidated derivative petition. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The defendants filed a motion to stay this action pending the outcome of the federal shareholder action. In the alternative, the defendants filed special exceptions to the consolidated derivative petition requesting dismissal of the action. The plaintiffs served written discovery requests on defendants and in response, defendants filed a motion for protective order and to stay discovery.

On April 27, 2005, the plaintiffs filed a notice of non-suit without prejudice to dismiss the defendants and all claims asserted in this action without prejudice.

By letter dated January 10, 2005, the Company received notice of request for arbitration by PVT Networks, Inc. pursuant to the Outsource Service Provider Agreement by and between PVT Networks, Inc. and the Company. The underlying dispute concerns a request by PVT to be reimbursed for certain costs and fees under the Outsource Service Provider Agreement. In a mediation held on March 29, 2005, the dispute was resolved via settlement whereby the Company agreed to pay to PVT $150 in exchange for certain changes to the terms of the Outsource Service Provider Agreement.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company's financial position, results of operations or liquidity.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

13.	EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. The Company is currently assessing the impact of adopting SFAS No. 123(R) to its consolidated results of operations.

On March 31, 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations" which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building's useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

14.	GUARANTOR FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations, LLC which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the senior notes as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

Alamosa Holdings is an additional guarantor with respect to the 12 7/8% senior discount notes, the 12½% senior notes and the 13 5/8% senior notes. Separate financial statements for Alamosa Holdings have not been provided as Alamosa Holdings is a holding company which does not independently generate operating revenue. The consolidated financial statements of Alamosa Holdings are included in its quarterly report on Form 10-Q for the three months ended March 31, 2005.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,539	$18,717	$16	$—	$25,272
Short term investments	50,748	—	—	—	50,748
Customer accounts receivable, net	—	46,571	—	—	46,571
Receivable from Sprint	—	37,183	—	—	37,183
Interest receivable	196	—	—	—	196
Intercompany receivable	22,896	(5,138)	401	—	18,159
Inventory	—	11,028	—	—	11,028
Investment in subsidiary	854,296	—	—	(854,296)	—
Prepaid expenses and other assets	42	13,234	—	—	13,276
Deferred customer acquisition costs	—	5,920	—	—	5,920
Deferred tax asset	4,230	—	—	—	4,230
Total current assets	938,947	127,515	417	(854,296)	212,583
Property and equipment, net	—	445,538	—	—	445,538
Debt issuance costs, net	8,858	—	—	—	8,858
Intangible assets, net	—	409,150	—	—	409,150
Other noncurrent assets	—	4,446	—	—	4,446
Total assets	$947,805	$986,649	$417	$(854,296)	$1,080,575
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$—	$23,050	$—	$—	$23,050
Accrued expenses	3,186	42,104	—	—	45,290
Payable to Sprint	—	39,196	—	—	39,196
Interest payable	8,526	—	—	—	8,526
Deferred revenue	—	21,501	—	—	21,501
Intercompany payable	—	—	—	—	—
Current installments of capital leases	—	113	—	—	113
Total current liabilities	11,712	125,964	—	—	137,676
Capital lease obligations	—	720	—	—	720
Other noncurrent liabilities	—	6,086	—	—	6,086
Deferred tax liability	16,605	—	—	—	16,605
Senior notes	745,712	—	—	—	745,712
Total liabilities	774,029	132,770	—	—	906,799
Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	932,059	1,006,159	(4,000)	(1,002,159)	932,059
Accumulated deficit	(756,489)	(150,486)	4,417	146,069	(756,489)
Unearned compensation	(1,794)	(1,794)	—	1,794	(1,794)
Total stockholder's equity	173,776	853,879	417	(854,296)	173,776
Total liabilities and stockholder's equity	$947,805	$986,649	$417	$(854,296)	$1,080,575

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

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$155,031	$—	$—	$155,031
Roaming and wholesale revenues	—	60,606	—	—	60,606
Service revenues	—	215,637	—	—	215,637
Product sales	—	7,967	—	—	7,967
Total revenues	—	223,604	—	—	223,604
Costs and expenses:
Cost of services and operations	—	101,483	—	—	101,483
Cost of products sold	—	24,151	—	—	24,151
Selling and marketing	—	36,520	—	—	36,520
General and administrative expenses	255	5,847	—	—	6,102
Merger related expenses	—	436	—	—	436
Depreciation and amortization	—	26,349	—	—	26,349
Impairment of property and equipment	—	(24)	—	—	(24)
Non-cash compensation	—	603	—	—	603
Income (loss) from operations	(255)	28,239	—	—	27,984
Equity in earnings of subsidiaries	28,636	—	—	(28,636)	—
Interest and other income	341	427	—	—	768
Interest expense	(19,556)	(30)	—	—	(19,586)
Income before income tax expense	9,166	28,636	—	(28,636)	9,166
Income tax expense	(1,551)	—	—	—	(1,551)
Net income	$7,615	$28,636	$—	$(28,636)	$7,615

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$124,746	$—	$—	$124,746
Roaming and wholesale revenues	—	43,153	—	—	43,153
Service revenues	—	167,899	—	—	167,899
Product sales	—	8,791	—	—	8,791
Total revenues	—	176,690	—	—	176,690
Costs and expenses:
Cost of services and operations	—	86,216	—	—	86,216
Cost of products sold	—	19,783	—	—	19,783
Selling and marketing	—	30,993	—	—	30,993
General and administrative expenses	333	5,146	—	—	5,479
Depreciation and amortization	—	27,384	—	—	27,384
Impairment of property and equipment	—	306	—	—	306
Non-cash compensation	—	20	—	—	20
Income (loss) from operations	(333)	6,842	—	—	6,509
Equity in loss of subsidiaries	(6,764)	—	—	6,764	—
Loss on debt extinguishment	—	(13,101)	—	—	(13,101)
Interest and other income	91	76	—	—	167
Interest expense	(17,654)	(581)	—	—	(18,235)
Loss before income tax benefit	(24,660)	(6,764)	—	6,764	(24,660)
Income tax benefit	—	—	—	—	—
Net loss	$(24,660)	$(6,764)	$—	$6,764	$(24,660)

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$7,615	$28,636	$—	$(28,636)	$7,615
Adjustments to reconcile net income to netcash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(28,636)	—	—	28,636	—
Non-cash compensation expense	—	603	—	—	603
Provision for bad debts	—	1,773	—	—	1,773
Non-cash accretion of asset retirement obligation	—	55	—	—	55
Depreciation and amortization of property and equipment	—	18,783	—	—	18,783
Amortization of intangible assets	—	7,566	—	—	7,566
Amortization of financing costs included in interest expense	228	—	—	—	228
Interest accreted on discount notes	6,571	—	—	—	6,571
Merger related expenses	—	436	—	—	436
Gain on disposal of property and equipment (Increase) decrease in:	—	(24)	—	—	(24)
Receivable from/payable to parent	7,193	(26,882)	—	—	(19,689)
Receivables	20	(16,031)	—	—	(16,011)
Inventory	—	(1,892)	—	—	(1,892)
Prepaid expenses and other assets	(42)	(1,884)	—	—	(1,926)
Increase (decrease) in:
Accounts payable and accrued expenses	(9,933)	1,406	—	—	(8,527)
Net cash provided by (used in) operating activities	(16,984)	12,545	—	—	(4,439)
Cash flows from investing activities:
Proceeds from sale of assets	—	131	—	—	131
Purchases of property and equipment	—	(22,773)	—	—	(22,773)
Merger related expenses	—	(436)	—	—	(436)
Change in short term investments	(337)	—	—	—	(337)
Net cash used in investing activities	(337)	(23,078)	—	—	(23,415)
Cash flows from financing activities:
Capital distribution to parent	17,162	(91,142)	—	—	(73,980)
Payments on capital leases	—	(26)	—	—	(26)
Net cash provided by (used in) financing activities	17,162	(91,168)	—	—	(74,006)
Net decrease in cash and cash equivalents	(159)	(101,701)	—	—	(101,860)
Cash and cash equivalents at beginning of period	6,698	120,418	16	—	127,132
Cash and cash equivalents at end of period	$6,539	$18,717	$16	$—	$25,272

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(24,660)	$(6,764)	$—	$6,764	$(24,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	6,764	—	—	(6,764)	—
Non-cash interest expense on derivative instruments	—	6	—	—	6
Non-cash accretion of asset retirement obligation	—	45	—	—	45
Non-cash compensation expense	—	20	—	—	20
Provision for bad debts	—	1,935	—	—	1,935
Depreciation and amortization of property and equipment	—	17,980	—	—	17,980
Amortization of intangible assets	—	9,404	—	—	9,404
Amortization of financing costs included in interest expense	182	83	—	—	265
Loss on debt extinguishment	—	13,101	—	—	13,101
Interest accreted on discount notes	6,001	—	—	—	6,001
Impairment of property and equipment	—	306	—	—	306
(Increase) decrease in:
Receivable from/payable to Parent	—	(289)	—	—	(289)
Receivables	—	(6,380)	—	—	(6,380)
Inventory	—	1,936	—	—	1,936
Prepaid expenses and other assets	194	(680)	—	—	(486)
Increase in:
Accounts payable and accrued expenses	4,509	(3,397)	—	—	1,112
Net cash provided by (used in) operating activities	(7,010)	27,306	—	—	20,296
Cash flows from investing activities:
Proceeds from sale of assets	—	343	—	—	343
Purchases of property and equipment	—	(24,218)	—	—	(24,218)
Investment in subsidiary	(200,908)	200,908	—	—	—
Change in restricted cash	1	—	—	—	1
Change in intercompany balances	1,253	(1,253)	—	—	—
Net cash provided by (used in) investing activities	(199,654)	175,780	—	—	(23,874)
Cash flows from financing activities:
Issuance of senior notes	250,000	—	—	—	250,000
Repayment of secured debt	—	(200,000)	—	—	(200,000)
Debt issuance costs	(8,059)	—	—	—	(8,059)
Capital distribution to parent	(2,866)	—	—	—	(2,866)
Payments on capital leases	—	(139)	—	—	(139)
Net cash provided by (used in) financing activities	239,075	(200,139)	—	—	38,936
Net increase in cash and cash equivalents	32,411	2,947	—	—	35,358
Cash and cash equivalents at beginning of period	27,542	70,677	23	—	98,242
Cash and cash equivalents at end of period	$59,953	$73,624	$23	$—	$133,600

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further disclosed in our annual report on Form 10-K for the year ended December 31, 2004 under the sections "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	our dependence on our affiliation with Sprint;

•	the ability of Sprint to alter the terms of our affiliation agreements with it, including fees paid or charged to us and other program requirements;

•	our anticipation of future losses;

•	our dependence on back office services, such as billing and customer care, provided by Sprint;

•	inaccuracies in financial information provided by Sprint;

•	potential fluctuations in our operating results;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	changes or advances in technology;

•	the ability to leverage third generation products and services;

•	competition in the industry and markets in which we operate;

•	subscriber credit quality;

•	our ability to attract and retain skilled personnel;

•	our potential need for additional capital or the need for refinancing existing indebtedness;

•	our potential inability to expand our services and related products in the event of substantial increases in demand for these services and related products;

•	our inability to predict the outcomes of potentially material litigation;

•	the potential impact of wireless local number portability, or WLNP;

•	changes in government regulation;

•	future acquisitions;

•	general economic and business conditions; and

•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry.

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At March 31, 2005, we had total licensed POPs of over 15.8 million, covered POPs of approximately 13.0 million and total subscribers of approximately 970,000.

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

Allowance for doubtful accounts – Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables as well as historical changes in our credit policies. We also look at current trends in the credit quality of our customer base.

Revenue recognition – We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint. Our customers pay an activation fee when they initiate service. We allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

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

Accounting for goodwill and intangible assets – We have recorded certain intangible assets in connection with acquisitions, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the respective subscriber bases in place at the acquired companies at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements. The subscriber base intangible asset is amortized on a straight line basis over the estimated life of the acquired subscribers.

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 79 percent of our total assets at March 31, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases – Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, "Accounting for Leases." We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight line basis over the lease term.

Income taxes – We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

Reliance on the timeliness and accuracy of data received from Sprint – We place significant reliance on Sprint as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint. We make significant estimates in terms of revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint's internal control processes prepared by Sprint's external service auditor. Inaccurate or incomplete data from Sprint could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations (dollars in thousands)

For the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004

Subscriber growth and key performance indicators – We had total subscribers of approximately 970,000 at March 31, 2005 compared to approximately 773,000 at March 31, 2004. This growth of approximately 197,000 subscribers represents a 25 percent increase year over year. The increase in subscriber growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the first quarter of 2005 was approximately 2.2 percent compared to approximately 2.4 percent for the first quarter of 2004. We incur significant up front costs in acquiring customers such that increases in churn may negatively impact our operations.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $155,031 for the quarter ended March 31, 2005 compared to $124,746 for the quarter ended March 31, 2004. This increase of 24 percent was primarily due to the increase in our subscriber base discussed above. Base ARPU (which does not include roaming revenue) remained relatively consistent in the first quarter of 2005 at $55, compared to $56 in the first quarter of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $48,263 for the quarter ended March 31, 2005, compared to $40,639 for the quarter ended March 31, 2004. This increase of 19 percent was due to a 23 percent increase in inbound roaming minutes to 612 million for the quarter ended March 31, 2005, compared to 496 million for the quarter ended March 31, 2004. The percentage increase in revenue was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.17 to 1 for the three months ended March 31, 2005. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Wholesale revenue was $12,343 for the quarter ended March 31, 2005, compared to $2,514 for the quarter ended March 31, 2004. This increase of 391 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis subsequent to the quarter ended March 31, 2004. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint.

Product sales and cost of products sold – We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and cost of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint's handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to customers at little additional cost to us. However, when handsets are returned to Sprint for refurbishing, we may receive a credit from Sprint, which is less than the amount we originally paid for the handset.

Product sales revenue for the first quarter of 2005 was $7,967, compared to $8,791 for the first quarter of 2004. Cost of products sold for the first quarter of 2005 was $24,151, compared to $19,783 for the first quarter of 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $16,184 in the first quarter of 2005 and $10,992 in the first quarter of 2004. The increase in subsidies of $5,192 in 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 13,000 subscribers and an increase in subsidies associated with handset upgrades of approximately $1,498.

Cost of service and operations (excluding non-cash compensation) – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $101,483 in the first quarter of 2005 were approximately 18 percent higher than the $86,216 incurred in the first quarter of 2004. The increase in expenses in the first quarter of 2005 was due to the increased volume of traffic carried on our network due to the increase in our subscribers, as well as wholesale and resale customers. Total minutes of use on our network were 2.8 billion minutes in the first quarter of 2005 compared to 2.0 billion minutes in the first quarter of 2004 for an increase in traffic of 40 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses (excluding non-cash compensation) – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $36,520 in the first quarter of 2005 were 18 percent higher than the $30,993 incurred in the first quarter of 2004. The increase experienced during the three months ended March 31, 2005 is attributable to an increase in variable costs resulting from increases in gross activations of approximately 20 percent in the first quarter of 2005, as compared to the first quarter of 2004, as well as an increase in subsidies on handsets sold through national retail stores to existing subscribers of approximately $908.

General and administrative expenses (excluding non-cash compensation) – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $6,102 in the first quarter of 2005 were 11 percent higher than the $5,479 incurred in the first quarter of 2004. The increase in the first quarter of 2005 has been the result of increased professional fees associated with regulatory compliance and advisory services.

Merger related expenses – Merger related expenses in the first quarter of 2005 of $436 relates to incremental travel costs associated with our employees in connection with the acquisition of AirGate PCS, Inc. by Alamosa Holdings that are not considered part of the cost of the transaction in the purchase price allocation. These costs were incurred by us due to the fact that Alamosa Holdings has no employees.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $18,783 in the first quarter of 2005, which was 4 percent higher than the $17,980 recorded in the first quarter of 2004. The increase in 2005 is due to the increase in depreciable costs as a result of our capital expenditures in the last nine months of 2004 and the first three months of 2005.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $7,566 in the first quarter of 2005 was 20 percent less than the $9,404 in the first quarter of 2004 as the subscriber bases acquired in the first quarter of 2001 became fully amortized during the first quarter of 2004.

(Gain) loss on disposal of property and equipment – We recorded a gain on disposal of property and equipment in the first quarter of 2005 of $24, compared to a loss of $306, in the first quarter of 2004. Impairments recorded in 2004 primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Non-cash compensation – Non-cash compensation expense of $603 in the first quarter of 2005 was significantly higher than the $20 in the first quarter of 2004. The expense relates to vesting of restricted stock that had been awarded to certain of our officers and directors. The increase in 2005 is due to the issuance of an additional 200,000 shares of restricted stock to our officers in the first quarter of 2005.

Income from operations – Our operating income for the first quarter of 2005 was $27,984, compared to $6,509 for the first quarter of 2004, representing an improvement of $21,475. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment – The loss on debt extinguishment of $13,101 recorded in the first quarter of 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash, including restricted cash. Income of $768 in the first quarter of 2005 was significantly higher than the $167 earned in the first quarter of 2004. The increase in interest and other income earned in the first quarter is primarily due to the fact that during the second quarter of 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. As a result, excess cash has been invested in higher yielding instruments.

Interest expense – Interest expense for the first quarter of 2005 and 2004 included non-cash interest of $6,799 and $6,272, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The increase in total interest expense to $19,586 in the first quarter of 2005 from $18,235 in the first quarter of 2004 is due primarily to the issuance of the 8½% Senior Notes in the first quarter of 2004 which were at a slightly higher interest rate than the secured credit facility that was terminated with the proceeds from the 8½% Senior Notes.

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

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was further increased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. For 2005, forecasted annual effective tax rate reflects a release of a portion of the valuation allowance based upon projected 2005 taxable income. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities – Operating cash flows decreased $24,735 in the first quarter of 2005 compared to the first quarter of 2004. This decrease is primarily due to advances to Alamosa Holdings of approximately $20,000 in connection with Alamosa Holding's acquisition of AirGate in the first quarter of 2005.

Investing activities – Our investing cash flows were negative $23,415 in the first quarter of 2005, compared to negative $23,874 in the first quarter of 2004. Cash purchases of property and equipment were $22,773 and $24,218 in the first quarter of 2005 and 2004, respectively.

Financing activities – Our financing cash flows decreased in the first quarter of 2005 to negative $74,006 from positive $38,936 in the first quarter of 2004. In the first quarter of 2004, we received net proceeds from an offering of senior notes of approximately $242 million which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. In the first quarter of 2005, we made a capital distribution to Alamosa Holdings in the amount of $73,980 in connection with Alamosa Holdings' acquisition of AirGate PCS, Inc.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred cumulative net losses since inception and incurred negative cash flows from operating activities in the past, we generated approximately $132 million and used approximately $4 million in cash flows from operating activities for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. Additionally, we reported net income of $7.6 million for the three months ended March 31, 2005.

As of March 31, 2005, we had $25 million of cash on hand as well as $51 million in short-term investments, which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvement in subscriber growth in 2004 and the first quarter of 2005, we are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the first quarter of 2005 was 2.2 percent, compared to 2.3 percent for the year ended December 31, 2004 and 2.7 percent for the year ended December 31, 2003. Although churn has declined over the past two years, we expect that in the near term churn could increase as a result of the implementation of the FCC's WLNP mandate in all of our markets during 2004. Through the first quarter of 2005, we have not experienced a material impact to churn related to WLNP with respect to the markets in which we operate. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, we will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. We are currently assessing the impact of adopting SFAS No. 123(R) to our consolidated results of operations.

On March 31, 2005, the FASB issued Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations" which is an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building's useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently assessing the impact of adopting FIN 47 to its consolidated results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided to us semi-annually.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 1, Note 12 under the caption "Commitments and Contingencies – Litigation" for a description of legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

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

ALAMOSA (DELAWARE), INC. (Registrant)

/s/ David E. Sharbutt
David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Kendall W. Cowan
Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Alamosa (Delaware), Inc., filed as Exhibit 3.1 to Form 10-Q of Alamosa (Delaware), Inc. for the quarterly period ended June 30, 2001 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa (Delaware), Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.1†	Employment Agreement, dated as of January 1, 2005, by and between Alamosa Holdings, Inc. and David E. Sharbutt, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.
10.2†	Employment Agreement, dated as of January 1, 2005, by and between Alamosa Holdings, Inc. and Kendall Cowan, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.
10.3†	Form of Executive Stock Option Agreement under Alamosa's Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.
10.4†	Form of Restricted Stock Agreement under Alamosa's Amended and Restated 1999 Long Term Incentive Plan, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated December 30, 2004, which exhibit is incorporated herein by reference.
10.5†	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Margaret Z. Couch, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.
10.6†	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Anthony Sabatino, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.
10.7†	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Loyd I. Rinehart, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.
10.8†	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Steven Richardson, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated January 6, 2005, which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Exhibit is a management contract or compensatory plan.

*	Exhibit is filed herewith.