Form 10-Q
period 2005-06-30
ALAMOSA DELAWARE INC
filed 2005-08-09
CIK 1097722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______ to ______

COMMISSION FILE NUMBER: 005-58523

ALAMOSA (DELAWARE), INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2843707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 8, 2005, 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

ALAMOSA (DELAWARE), INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ALAMOSA (DELAWARE), INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$55,206	$127,132
Short term investments	51,087	50,411
Customer accounts receivable, net	58,761	44,687
Receivable from Sprint	17,285	24,809
Receivable from Parent	20,606	—
Interest receivable	228	216
Inventory	10,024	9,136
Prepaid expenses and other assets	12,146	11,192
Deferred customer acquisition costs	5,362	6,337
Deferred tax asset	4,230	4,230
Total current assets	234,935	278,150
Property and equipment, net	449,040	441,808
Debt issuance costs, net	8,561	9,086
Intangible assets, net	401,583	416,716
Other noncurrent assets	4,268	4,188
Total assets	$1,098,387	$1,149,948
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$23,808	$24,581
Accrued expenses	51,027	42,383
Payable to Sprint	23,424	35,852
Payable to Parent	—	1,530
Interest payable	21,077	21,076
Deferred revenue	19,890	22,549
Current installments of capital leases	110	110
Total current liabilities	139,336	148,081
Long term liabilities:
Capital lease obligations	695	749
Other noncurrent liabilities	6,018	5,835
Deferred tax liability	16,605	16,604
Senior notes	745,923	739,141
Total long term liabilities	769,241	762,329
Total liabilities	908,577	910,410
Commitments and contingencies (see Note 13)	—	—
Stockholder's equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 9,000 shares authorized; 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	932,059	1,003,707
Accumulated deficit	(740,512)	(764,104)
Unearned compensation	(1,737)	(65)
Total stockholder's equity	189,810	239,538
Total liabilities and stockholder's equity	$1,098,387	$1,149,948

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenues:
Subscriber revenues	$163,871	$133,569	$318,902	$258,315
Roaming and wholesale revenues	66,289	51,705	126,895	94,858
Service revenues	230,160	185,274	445,797	353,173
Product sales	8,715	8,055	16,682	16,846
Total revenue	238,875	193,329	462,479	370,019
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $19,644 and $16,962 for the three months ended June 30, 2005 and 2004, respectively, and $37,526 and $33,936 for the six months ended June 30, 2005 and 2004, respectively, and excluding non-cash compensation of $(6) and $2 for the three months ended June 30, 2005 and 2004, respectively, and $69 and $4 for the six months ended June 30, 2005 and 2004, respectively)	110,615	91,062	212,098	177,278
Cost of products sold	22,255	16,379	46,406	36,162
Selling and marketing (excluding non-cash compensation of $(3) and $2 for the three months ended June 30, 2005 and 2004, respectively, and $42 and $4 for the six months ended June 30, 2005 and 2004, respectively)	33,618	31,839	70,138	62,832
General and administrative expenses (excluding non-cash compensation of $(38) and $16 for the three months ended June 30, 2005 and 2004, respectively, and $445 and $32 for the six months ended June 30, 2005 and 2004, respectively)	3,509	5,508	9,611	10,987
Merger related expenses	—	—	436	—
Depreciation and amortization	28,107	25,523	54,456	52,907
Loss on disposal of property and equipment	131	2,604	107	2,910
Non-cash compensation	(47)	20	556	40
Total costs and expenses	198,188	172,935	393,808	343,116
Income from operations	40,687	20,394	68,671	26,903
Loss on debt extinguishment	(482)	—	(482)	(13,101)
Interest and other income	831	219	1,599	386
Interest expense	(19,566)	(18,952)	(39,152)	(37,187)
Income (loss) before income taxes	21,470	1,661	30,636	(22,999)
Income tax expense	(5,493)	(625)	(7,044)	(625)
Net income (loss)	$15,977	$1,036	$23,592	$(23,624)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$23,592	$(23,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation	556	40
Non-cash interest expense on derivative instruments	—	6
Non-cash accretion of asset retirement obligations	115	91
Provision for bad debts	3,863	4,114
Depreciation and amortization of property and equipment	39,323	35,945
Amortization of intangible assets	15,133	16,962
Amortization of financing costs included in interest expense	454	488
Loss on debt extinguishment	482	13,101
Interest accreted on discount notes	13,171	12,056
Loss on disposal of property and equipment	107	2,910
Merger related expenses	436	—
(Increase) decrease in:
Receivable from/payable to Parent	(22,136)	303
Receivables	(10,426)	(12,579)
Inventory	(888)	17
Prepaid expenses and other assets	(59)	1,663
Increase (decrease) in:
Accounts payable and accrued expenses	(6,466)	10,405
Net cash provided by operating activities	57,257	61,898
Cash flows from investing activities:
Proceeds from sale of assets	214	380
Purchases of property and equipment	(47,555)	(42,636)
Merger related expenses	(436)	—
Change in restricted cash	—	1
Change in short term investments	(676)	(50,119)
Net cash used in investing activities	(48,453)	(92,374)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	250,000
Redemption of senior notes	(6,800)	—
Repayments of borrowings under senior secured debt	—	(200,000)
Debt issuance costs	—	(8,100)
Capital distributions	(73,876)	(6,050)
Payments on capital leases	(54)	(330)
Net cash provided by (used in) financing activities	(80,730)	35,520
Net increase (decrease) in cash and cash equivalents	(71,926)	5,044
Cash and cash equivalents at beginning of period	127,132	98,242
Cash and cash equivalents at end of period	$55,206	$103,286
Supplemental disclosure of non-cash financing and investing activities:
Asset retirement obligations capitalized	$292	$75
Capitalized lease obligations incurred	—	67
Change in accounts payable for purchases of property and equipment	(973)	(11,186)
Non cash fixed asset additions	127	—

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.	BASIS PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheets at June 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months and six months ended June 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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

On February 15, 2005, Alamosa Holdings completed its acquisition of AirGate PCS, Inc. ("AirGate"). AirGate is a PCS Affiliate of Sprint and has the right to provide wireless communications services under the Sprint brand name in its licensed territory, which includes most of the state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. AirGate is a direct wholly-owned subsidiary of Alamosa Holdings and a

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

sister company to Alamosa (Delaware). The transaction was accounted for as a purchase and the results of operations of AirGate are included in the consolidated financial statements of Alamosa Holdings from the date of acquisition. The consolidated financial statements of Alamosa (Delaware) do not contain results of operations of AirGate.

Alamosa Holdings common stock is quoted on Nasdaq under the symbol "APCS." Alamosa (Delaware) remains an issuer of outstanding public debt.

See Note 15 for recent developments in the Company's relationship with Sprint.

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

While the Company has incurred cumulative net losses since inception and incurred negative cash flows from operating activities in the past, the Company generated approximately $132 million and $57 million in cash flows from operating activities for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. Additionally, the Company reported net income of $24 million for the six months ended June 30, 2005.

As of June 30, 2005, the Company had $55 million in cash and cash equivalents as well as $51 million in short-term investments, which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on Alamosa Holdings preferred stock) for at least the next 12 months.

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

4.	MERGERS AND ACQUISITIONS

The Company entered into a purchase agreement with NTCH Colorado, Inc. ("NTCH") in February 2005 with respect to the purchase of certain assets in the Grand Junction, Colorado Basic Trading Area ("BTA"). NTCH operates a wireless telecommunication network in the Grand Junction, Colorado BTA under the brand name Cleartalk. In accordance with the purchase agreement, the Company will acquire subscribers and wireless tower space from NTCH and NTCH will eliminate the Cleartalk brand from the Grand Junction BTA. The commencement date of this agreement is September 1, 2005, at which time the purchase price will be fixed based on the number of Cleartalk subscribers that have been successfully converted to the Company's network. The agreement also provides for the Company to reimburse NTCH for lost earnings during the transition period, which is the period from the execution of the agreement in February 2005 through the commencement date of September 1, 2005.

The consideration to the seller will be in the form of a monthly cash payment for five years from the commencement date. This payment will be consideration for (i) subscribers successfully converted, (ii) rental payment for space on telecommunication towers owned by the seller and (iii) the elimination of the Cleartalk brand in the Grand Junction BTA. The purchase price will be allocated to the assets received based on relative fair value.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

5.	STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the six months ended June 30, 2005 or 2004, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying Alamosa Holdings common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the six month periods ended June 30, 2005 and 2004 is related to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and is not related to the granting of stock options. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income (loss) – as reported	$15,977	$1,036	$23,592	$(23,624)
Add: stock-based employee compensation included in reported net income or loss, net of related tax	(47)	20	556	40
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(825)	(1,590)	(2,437)	(2,769)
Net income (loss) – pro forma	$15,105	$(534)	$21,711	$(26,353)

6.	ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $6,274 and $5,728 at June 30, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company's historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Receivable from Sprint — Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	June 30, 2005	December 31, 2004
Net roaming receivable	$13,121	$20,948
Accrued service revenue	2,920	2,910
Other amounts due from Sprint	1,244	951
	$17,285	$24,809

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

Other amounts due from Sprint at June 30, 2005 and December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $285.5 million and $246.4 million at June 30, 2005 and December 31, 2004, respectively.

8.	ASSET RETIREMENT OBLIGATIONS

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

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

The following table illustrates the activity with respect to asset retirement obligations for the three months and six months ended June 30, 2005 and 2004:

	For the three months ended June 30,	For the six months ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,474	$1,887	$2,212	$1,813
Initial obligation recorded during the period	85	46	292	75
Obligations settled during the period	—	—	—	—
Accretion of obligation during the period	60	46	115	91
Impact of revision in estimates	—	—	—	—
Balance at end of period	$2,619	$1,979	$2,619	$1,979

9.	GOODWILL AND INTANGIBLE ASSETS

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

The Company accounts for goodwill and intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 (i) prohibit the amortization of goodwill and indefinite-lived intangible assets, (ii) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value may be impaired) and (iii) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Goodwill and intangible assets consist of:

	June 30, 2005	December 31, 2004
Goodwill	$—	$—
Intangible assets:
Sprint affiliate and other agreements	$532,653	$532,653
Accumulated amortization	(131,070)	(115,937)
Subtotal	401,583	416,716
Subscriber base acquired	29,500	29,500
Accumulated amortization	(29,500)	(29,500)
Subtotal	—	—
Intangible assets, net	$401,583	$416,716

Amortization expense related to intangible assets was $7,567 and $7,558 for the three months ended June 30, 2005 and 2004, respectively, and $15,133 and $16,962 for the six months ended June 30, 2005 and 2004, respectively.

Aggregate amortization expense relative to intangible assets for the periods shown will be as follows:

Year ended December 31,
2005	$30,266
2006	30,266
2007	30,266
2008	30,266
2009	30,266
Thereafter	265,386
$416,716

10.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
12 7/8% Senior Discount Notes, net of discount	$—	$6,293
12% Senior Discount Notes, net of discount	231,103	218,028
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,895	250,895
8½% Senior Notes	250,000	250,000
Total Debt	745,923	739,141
Less current maturities	—	—
Long term debt, excluding current maturities	$745,923	$739,141

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

SENIOR NOTES

12 7/8% Senior Discount Notes — The 12 7/8% Senior Discount Notes were issued in February 2000, mature February 15, 2010, carry a coupon rate of 12 7/8% and provide for interest deferral through February 15, 2005. The 12 7/8% Senior Discount Notes accreted to their $6,389 face amount on February 15, 2005. The 12 7/8% Senior Discount Notes were redeemed in April 2005 at a premium of $411. Additionally, $71 in unamortized loan costs was charged to expense when the notes were redeemed.

12% Senior Discount Notes — The 12% Senior Discount Notes were issued in November 2003, mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes will accrete to their $233 million face amount by July 31, 2005, after which interest will be paid in cash semiannually.

12½% Senior Notes — The 12½% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12½%, payable semiannually on February 1 and August 1. Approximately $59.0 million of the proceeds of the 12½% Senior Notes Offering were used by Alamosa (Delaware) to establish a security account (with cash or U.S. government securities) to secure on a pro rata basis the payment obligations under the 12½% Senior Notes and the 12 7/8% Senior Discount Notes. As of December 31, 2004, all of the escrowed proceeds had been used in connection with payment of cash interest.

13 5/8% Senior Notes — The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8%, payable semiannually on February 15 and August 15. Approximately $39.1 million of the proceeds of the 13 5/8% Senior Notes were used by Alamosa (Delaware) to establish a security account to secure on a pro rata basis the payment obligations under all of the Company's unsecured borrowings. As of December 31, 2004, all of the escrowed proceeds had been used in connection with payment of cash interest.

11% Senior Notes — The 11% Senior Notes were issued in November 2003, mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes — The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½%, payable semiannually on January 31 and July 31. The proceeds of these notes were used to permanently repay the Company's senior secured credit facility in January 2004 and for general corporate purposes.

11.	INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. For the six months ended June 30, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance and the effective tax rate was negative 2.7 percent. The effective tax rate for the six months ended June 30, 2005 is 23 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to a reduction of the valuation allowance against deferred tax assets.

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

In 2003, the Company executed amendments to its affiliation agreements with Sprint. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was initially set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS' selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee will be recorded in selling and marketing expenses in the consolidated statement of operations. In March 2004, the Company exercised its rights under a most favored nations clause in the Sprint agreements to implement the terms of an agreement entered into between Sprint and another PCS Affiliate of Sprint. As a result, the Company entered into new amendments that increased the per-activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for data services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and data roaming through December 31, 2006. In June 2004, the Company further amended its agreements with Sprint to (i) reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (ii) change the per-activation fee from a percentage of certain of Sprint PCS' selling and marketing expenses to a fixed rate of $23.00 per activation.

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

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Cost of service and operations	$83,474	$66,509	$159,907	$129,146
Cost of products sold	22,255	16,379	46,406	36,162
Selling and marketing	11,532	10,815	26,966	21,209
Total	$117,261	$93,703	$233,279	$186,517

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

13.	COMMITMENTS AND CONTINGENCIES

Alamosa Holdings Preferred Stock Dividends — In November 2003, Alamosa Holdings issued shares of Series B Mandatorily Redeemable Convertible Preferred Stock. Holders of the Series B Mandatorily Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7½% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings has the option to pay dividends in (i) cash, (ii) shares of Alamosa Holdings Series C Mandatorily Redeemable Convertible Preferred Stock, (iii) shares of Alamosa Holdings common stock or (iv) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Alamosa Holdings is a holding company that generates no revenues. Accordingly, the source of any cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock is related to capital distributions from the Company to Alamosa Holdings. At June 30, 2005, Alamosa Holdings has 225,363 shares of Series B Mandatorily Redeemable Convertible Preferred Stock issued and outstanding. Any future cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock by Alamosa Holdings may require additional capital distributions from the Company to Alamosa Holdings.

Employment agreements — Alamosa Holdings is a party to employment agreements, effective October 1, 2002, and amended as of January 1, 2005, with our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). The CEO's agreement will expire on December 31, 2007 and entitles the CEO to receive an annual base salary of $425 in 2005, subject to increase from time to time. The agreement also provides that so long as he serves on the board of directors of Alamosa Holdings, he will serve as Chairman of the Board. The CFO's agreement will expire on December 31, 2006 and entitles him to receive an annual base salary of $400 in 2005, subject to increase from time to time. The CEO and CFO are eligible to receive an annual performance-based bonus with an initial target of $340 and $280, respectively. The executives are entitled to participate in any long-term incentive plans the Company establishes, including Alamosa Holdings' Amended and Restated 1999 Long Term Incentive Plan ("LTIP").

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

Upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year's base salary; (ii) the higher of (x) the executive's target bonus or (y) the average annual bonus the executive earned over the two preceding years (the "Bonus"); and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to three times his base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year following termination of his employment (two years if such termination occurs within twelve months following a change in control) and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

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

The Alamosa Holdings restricted stock grants associated with the January 2005 employment agreement amendments are considered variable awards as the number of the shares that will ultimately be earned by the employee is not known until December 31 of each year during the term of the agreement (the measurement dates). In accordance with FAS 123, related compensation expense associated with the annual grants is measured based on the fair market value of the award at the measurement date and is recognized over the vesting period.

The Alamosa Holdings restricted stock granted in January 2005 under the terms of these employment agreement amendments vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date has been reached compensation expense is adjusted for changes in the fair market value. The market value of the restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders' equity. At June 30, 2005, the gross unearned compensation was adjusted to $2,778 based on an increase in the fair market value of the award as of June 30, 2005. The non-cash compensation expense recognized during the six months ended June 30, 2005 was $1,066 resulting in a balance of $1,712 in unearned compensation related to these awards as of June 30, 2005.

Litigation — The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor. On October 13, 2004, the Court granted the plaintiffs' motion for class certification in cases against six of the issuers (not including the Company), and stated that the order of certification gave "strong guidance, if

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

not dispositive effect" in the cases involving all other issuers. The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to hear the appeal of the certification on an interlocutory basis, and on June 30, 2005, the Second Circuit granted their request. The Second Circuit has ordered the appeal to be scheduled and briefed in the normal course.

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

In November 2003, December 2003 and January 2004, multiple lawsuits were filed against Alamosa Holdings and David E. Sharbutt, its Chairman and Chief Executive Officer as well as Kendall W. Cowan, its Chief Financial Officer. Steven Richardson, Alamosa Holding's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint named three of the original defendants (Alamosa Holdings, David Sharbutt and Kendall Cowan), dropped one of the original defendants (Steven Richardson) and named two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remained the same. The consolidated complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint sought recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' alleged insider trading proceeds. At the end of the putative class period on June 13, 2002, Alamosa Holdings announced that its projection of net subscriber additions for the second quarter of 2002 would be less than previously projected. The consolidated complaint alleged, among other things, that

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Alamosa Holdings made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleged that Alamosa Holding's financial statements were false and misleading because Alamosa Holdings improperly recognized revenue and failed to record adequate allowances for uncollectible receivables.

On March 28, 2005, the Court granted the defendants' motion to dismiss and entered a judgment dismissing this action. On April 22, 2005, the lead plaintiff filed a notice of appeal from the dismissal order and judgment to the Fifth Circuit Court of Appeals. On May 17, 2005, the Fifth Circuit Court of Appeals dismissed the appeal pursuant to the unopposed motion of lead plaintiff/appellant.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of Alamosa Holdings against certain of its officers and directors: David E. Sharbutt, Alamosa Holding's Chairman and Chief Executive Officer, Kendall W. Cowan, Alamosa Holding's Chief Financial Officer, as well as other current and former members of Alamosa Holding's board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr. Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name Alamosa Holdings as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas. On November 24, 2004, the plaintiffs filed a consolidated derivative petition. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The defendants filed a motion to stay this action pending the outcome of the federal shareholder action. In the alternative, the defendants filed special exceptions to the consolidated derivative petition requesting dismissal of the action. The plaintiffs served written discovery requests on defendants and in response, defendants filed a motion for protective order and to stay discovery.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

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

15.	SUBSEQUENT EVENT

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel have announced that they intend to close the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., a wholly-owned subsidiary of Alamosa Holdings and a sister company to Alamosa (Delaware), Alamosa Holdings believes that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger will constitute a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel following the announcement of their pending merger, the Company believes that actions that Sprint and Nextel intend to take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa (Delaware)'s operating subsidiaries.

As previously disclosed, Alamosa Holdings had been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. However, Alamosa Holdings concluded that it was unlikely that it would be able to reach a mutually acceptable resolution with Sprint prior to the closing of the

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Sprint-Nextel merger, and, on August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the pending merger, Sprint will breach the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. The Company and its operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

Under the Company's affiliation agreements with Sprint, an event of termination can be declared by the Company after a material breach by Sprint is not cured within the applicable grace period, which, without extension by the Company, could be as much as 180 days. If the Company has the right to terminate its management agreements because of an event of termination caused by Sprint, generally the Company may (i) require Sprint to purchase all of its operating assets used in connection with its portion of the PCS network of Sprint, (ii) in all areas in the Company's territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum or (iii) choose not to terminate its management agreements and sue Sprint for damages or other relief or submit the matter to arbitration.

Should the breach not be cured by Sprint or a modification, waiver or extension not be granted by the Company, the election by the Company to terminate the affiliation agreements would constitute an event of default under each series of the Company's outstanding senior notes. Upon an event of default, the holders of the senior notes would have the right to demand payment and the Company may not have adequate liquidity to satisfy this obligation. At this point in time, management of the Company does not anticipate that an event of termination of the affiliation agreements will occur.

16.	GUARANTOR FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations, LLC which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the senior notes as of June 30, 2005 and December 31, 2004 and for the three months and six months ended June 30, 2005 and 2004. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

Alamosa Holdings is an additional guarantor with respect to the 12½% senior notes and the 13½% senior notes. Separate financial statements for Alamosa Holdings have not been provided as Alamosa Holdings is a holding company which does not independently generate operating revenue. The consolidated financial statements of Alamosa Holdings are included in its quarterly report on Form 10-Q for the three months ended June 30, 2005.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,619	$52,571	$16	$—	$55,206
Short term investments	51,087	—	—	—	51,087
Customer accounts receivable, net	—	58,761	—	—	58,761
Receivable from Sprint	—	17,285	—	—	17,285
Intercompany receivable	18,191	2,014	401	—	20,606
Interest receivable	228	—	—	—	228
Inventory	—	10,024	—	—	10,024
Investment in subsidiary	895,798	—	—	(895,798)	—
Prepaid expenses and other assets	28	12,118	—	—	12,146
Deferred customer acquisition costs	—	5,362	—	—	5,362
Deferred tax asset	4,230	—	—	—	4,230
Total current assets	972,181	158,135	417	(895,798)	234,935
Property and equipment, net	—	449,040	—	—	449,040
Debt issuance costs, net	8,561	—	—	—	8,561
Intangible assets, net	—	401,583	—	—	401,583
Other noncurrent assets	—	4,268	—	—	4,268
Total assets	$980,742	$1,013,026	$417	$(895,798)	$1,098,387
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$—	$23,808	$—	$—	$23,808
Accrued expenses	7,327	43,700	—	—	51,027
Payable to Sprint	—	23,424	—	—	23,424
Interest payable	21,077	—	—	—	21,077
Deferred revenue	—	19,890	—	—	19,890
Current installments of capital leases	—	110	—	—	110
Total current liabilities	28,404	110,932	—	—	139,336
Capital lease obligations	—	695	—	—	695
Other noncurrent liabilities	—	6,018	—	—	6,018
Deferred tax liability	16,605	—	—	—	16,605
Senior notes	745,923	—	—	—	745,923
Total liabilities	790,932	117,645	—	—	908,577
Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	932,059	—	—	—	932,059
LLC member's equity	—	895,381	417	(895,798)	932,059
Accumulated deficit	(740,512)	—	—	—	(740,512)
Unearned compensation	(1,737)	—	—	—	(1,737)
Total stockholder's equity	189,810	895,381	417	(895,798)	189,810
Total liabilities and stockholder's equity	$980,742	$1,013,026	$417	$(895,798)	$1,098,387

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,698	$120,418	$16	$—	$127,132
Short term investments	50,411	—	—	—	50,411
Customer accounts receivable, net	—	44,687	—	—	44,687
Receivable from Sprint	—	24,809	—	—	24,809
Intercompany receivable	30,089	—	401	(30,490)	—
Interest receivable	216	—	—	—	216
Inventory	—	9,136	—	—	9,136
Investment in subsidiary	916,199	—	—	(916,199)	—
Prepaid expenses and other assets	—	11,192	—	—	11,192
Deferred customer acquisition costs	—	6,337	—	—	6,337
Deferred tax asset	4,230	—	—	—	4,230
Total current assets	1,007,843	216,579	417	(946,689)	278,150
Property and equipment, net	—	441,808	—	—	441,808
Debt issuance costs, net	9,086	—	—	—	9,086
Intangible assets, net	—	416,716	—	—	416,716
Other noncurrent assets	—	4,188	—	—	4,188
Total assets	$1,016,929	$1,079,291	$417	$(946,689)	$1,149,948
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$—	$24,581	$—	$—	$24,581
Accrued expenses	570	41,813	—	—	42,383
Payable to Sprint	—	35,852	—	—	35,852
Payable to parent	—	1,530	—	—	1,530
Interest payable	21,076	—	—	—	21,076
Deferred revenue	—	22,549	—	—	22,549
Intercompany payable	—	30,490	—	(30,490)	—
Current installments of capital leases	—	110	—	—	110
Total current liabilities	21,646	156,925	—	(30,490)	148,081
Capital lease obligations	—	749	—	—	749
Other noncurrent liabilities	—	5,835	—	—	5,835
Deferred tax liability	16,604	—	—	—	16,604
Senior notes	739,141	—	—	—	739,141
Total liabilities	777,391	163,509	—	(30,490)	910,410
Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	1,003,707	—	—	—	1,003,707
LLC member's equity	—	915,782	417	(916,199)	—
Accumulated deficit	(764,104)	—	—	—	(764,104)
Unearned compensation	(65)	—	—	—	(65)
Total stockholder's equity	239,538	915,782	417	(916,199)	239,538
Total liabilities and stockholder's equity	$1,016,929	$1,079,291	$417	$(946,689)	$1,149,948

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$163,871	$—	$—	$163,871
Roaming and wholesale revenues	—	66,289	—	—	66,289
Service revenues	—	230,160	—	—	230,160
Product sales	—	8,715	—	—	8,715
Total revenues	—	238,875	—	—	238,875
Costs and expenses:
Cost of service and operations	—	110,615	—	—	110,615
Cost of products sold	—	22,255	—	—	22,255
Selling and marketing	—	33,618	—	—	33,618
General and administrative expenses	341	3,168	—	—	3,509
Depreciation and amortization	—	28,107	—	—	28,107
Loss on disposal of property and equipment	—	131	—	—	131
Non-cash compensation	—	(47)	—	—	(47)
Income (loss) from operations	(341)	41,028	—	—	40,687
Equity in earnings of subsidiaries	41,445	—	—	(41,445)	—
Loss on debt exchange	(482)		—	—	(482)
Interest and other income	383	448	—	—	831
Interest expense	(19,535)	(31)	—	—	(19,566)
Income before income tax expense	21,470	41,445	—	(41,445)	21,470
Income tax expense	(5,493)	—	—	—	(5,493)
Net income	$15,977	$41,445	$—	$(41,445)	$15,977

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$133,569	$—	$—	$133,569
Roaming and wholesale revenues	—	51,705	—	—	51,705
Service revenues	—	185,274	—	—	185,274
Product sales	—	8,055	—	—	8,055
Total revenues	—	193,329	—	—	193,329
Costs and expenses:
Cost of service and operations	—	91,062	—	—	91,062
Cost of products sold	—	16,379	—	—	16,379
Selling and marketing	—	31,839	—	—	31,839
General and administrative expenses	331	5,177	—	—	5,508
Depreciation and amortization	—	25,523	—	—	25,523
Loss on disposal of property and equipment	—	2,604	—	—	2,604
Non-cash compensation	—	20	—	—	20
Income (loss) from operations	(331)	20,725	—	—	20,394
Equity in earnings of subsidiaries	20,784	—	—	(20,784)	—
Interest and other income	136	83	—	—	219
Interest expense	(18,928)	(24)	—	—	(18,952)
Income before income tax expense	1,661	20,784	—	(20,784)	1,661
Income tax expense	(625)	—	—	—	(625)
Net income	$1,036	$20,784	$—	$(20,784)	$1,036

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$318,902	$—	$—	$318,902
Roaming and wholesale revenues	—	126,895	—	—	126,895
Service revenues	—	445,797	—	—	445,797
Product sales	—	16,682	—	—	16,682
Total revenues	—	462,479	—	—	462,479
Costs and expenses:
Cost of service and operations	—	212,098	—	—	212,098
Cost of products sold	—	46,406	—	—	46,406
Selling and marketing	—	70,138	—	—	70,138
General and administrative expenses	596	9,015	—	—	9,611
Merger related expenses	—	436	—	—	436
Depreciation and amortization	—	54,456	—	—	54,456
Loss on disposal of property and equipment	—	107	—	—	107
Non-cash compensation	—	556	—	—	556
Income (loss) from operations	(596)	69,267	—	—	68,671
Equity in earnings of subsidiaries	70,081	—	—	(70,081)	—
Loss on debt exchange	(482)	—	—	—	(482)
Interest and other income	724	875	—	—	1,599
Interest expense	(39,091)	(61)	—	—	(39,152)
Income before income tax expense	30,636	70,081	—	(70,081)	30,636
Income tax expense	(7,044)	—	—	—	(7,044)
Net income	$23,592	$70,081	$—	$(70,081)	$23,592

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$258,315	$—	$—	$258,315
Roaming and wholesale revenues	—	94,858	—	—	94,858
Service revenues	—	353,173	—	—	353,173
Product sales	—	16,846	—	—	16,846
Total revenues	—	370,019	—	—	370,019
Costs and expenses:
Cost of service and operations	—	177,278	—	—	177,278
Cost of products sold	—	36,162	—	—	36,162
Selling and marketing	—	62,832	—	—	62,832
General and administrative expenses	664	10,323	—	—	10,987
Depreciation and amortization	—	52,907	—	—	52,907
Loss on disposal of property and equipment	—	2,910	—	—	2,910
Non-cash compensation	—	40	—	—	40
Income (loss) from operations	(664)	27,567	—	—	26,903
Equity in earnings of subsidiaries	14,020	—	—	(14,020)	—
Loss on debt extinguishment	—	(13,101)	—	—	(13,101)
Interest and other income	227	159	—	—	386
Interest expense	(36,582)	(605)	—	—	(37,187)
Income (loss) before income tax expense	(22,999)	14,020	—	(14,020)	(22,999)
Income tax expense	(625)	—	—	—	(625)
Net income (loss)	$(23,624)	$14,020	$—	$(14,020)	$(23,624)

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$23,592	$70,081	$—	$(70,081)	$23,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(70,081)	—	—	70,081	—
Non-cash compensation expense	—	556	—	—	556
Non-cash accretion of asset retirement obligation	—	115	—	—	115
Provision for bad debts	—	3,863	—	—	3,863
Depreciation and amortization of property and equipment	—	39,323	—	—	39,323
Amortization of intangible assets	—	15,133	—	—	15,133
Amortization of financing costs included in interest expense	454	—	—	—	454
Loss on debt extinguishment	482	—	—	—	482
Interest accreted on discount notes	13,171	—	—	—	13,171
Loss on disposal of property and equipment	—	107	—	—	107
Merger related expenses	—	436	—	—	436
(Increase) decrease in:
Receivable from/payable to parent	11,898	(34,034)	—	—	(22,136)
Receivables	(12)	(10,414)	—	—	(10,426)
Inventory	—	(888)	—	—	(888)
Prepaid expenses and other assets	(28)	(31)	—	—	(59)
Increase (decrease) in:
Accounts payable and accrued expenses	6,759	(13,225)	—	—	(6,466)
Net cash provided by (used in) operating activities	(13,765)	71,022	—	—	57,257
Cash flows from investing activities:
Proceeds from sale of assets	—	214	—	—	214
Purchases of property and equipment	—	(47,555)	—	—	(47,555)
Merger related expenses	—	(436)	—	—	(436)
Change in short term investments	(676)	—	—	—	(676)
Net cash used in investing activities	(676)	(47,777)	—	—	(48,453)
Cash flows from financing activities:
Repayments of senior notes	(6,800)	—	—	—	(6,800)
Capital distribution to parent	17,162	(91,038)	—	—	(73,876)
Payments on capital leases	—	(54)	—	—	(54)
Net cash provided by (used in) financing activities	10,362	(91,092)	—	—	(80,730)
Net decrease in cash and cash equivalents	(4,079)	(67,847)	—	—	(71,926)

Cash and cash equivalents at beginning of period	6,698	120,418	16	—	127,132
Cash and cash equivalents at end of period	$2,619	$52,571	$16	$—	$55,206

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS   (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(23,624)	$14,020	$—	$(14,020)	$(23,624)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(14,020)	—	—	14,020	—
Non-cash compensation expense	—	40	—	—	40
Non-cash interest expense on derivative instruments	—	6	—	—	6
Non-cash accretion of asset retirement obligation	—	91	—	—	91
Provision for bad debts	—	4,114	—	—	4,114
Depreciation and amortization of property and equipment	—	35,945	—	—	35,945
Amortization of intangible assets	—	16,962	—	—	16,962
Amortization of financing costs included in interest expense	405	83	—	—	488
Loss on debt extinguishment	—	13,101	—	—	13,101
Interest accreted on discount notes	12,056	—	—	—	12,056
Loss on disposal of property and equipment	—	2,910	—	—	2,910
(Increase) decrease in:
Receivable from/payable to parent	1,662	(1,359)	—	—	303
Receivables	—	(12,579)	—	—	(12,579)
Inventory	—	17	—	—	17
Prepaid expenses and other assets	194	1,469	—	—	1,663
Increase (decrease) in:
Accounts payable and accrued expenses	17,791	(7,386)	—	—	10,405
Net cash provided by (used in) operating activities	(5,536)	67,434	—	—	61,898
Cash flows from investing activities:
Proceeds from sale of assets	—	380	—	—	380
Purchases of property and equipment	—	(42,636)	—	—	(42,636)
Investment in subsidiary	(200,909)	200,909	—	—	—
Change in restricted cash	1	—	—	—	1
Change in short term investments	(50,119)	—	—	—	(50,119)
Net cash provided by (used in) investing activities	(251,027)	158,653	—	—	(92,374)
Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—	—	—	250,000
Repayments of borrowings under senior secured debt	—	(200,000)	—	—	(200,000)
Debt issuance costs	(8,100)	—	—	—	(8,100)
Capital distribution to parent	(6,050)	—	—	—	(6,050)
Payments on capital leases	—	(330)	—	—	(330)
Net cash provided by (used in) financing activities	235,850	(200,330)	—	—	35,520
Net increase (decrease) in cash and cash equivalents	(20,713)	25,757	—	—	5,044
Cash and cash equivalents at beginning of period	27,542	70,677	23	—	98,242
Cash and cash equivalents at end of period	$6,829	$96,434	$23	$—	$103,286

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At June 30, 2005, we had total licensed POPs of over 15.8 million, covered POPs of approximately 13.3 million and total subscribers of approximately 1.0 million.

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

Allowance for doubtful accounts — Estimates are used in determining our allowance for doubtful accounts and are based on our historical collection experience, current trends, credit policy, a percentage of our accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, we consider historical write-offs of our receivables as well as historical changes in our credit policies. We also look at current trends in the credit quality of our customer base.

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

Accounting for goodwill and intangible assets — We have recorded certain intangible assets in connection with acquisitions, including both identifiable intangibles and goodwill. Identifiable intangibles consist of the Sprint agreements and the respective subscriber bases in place at the acquired companies at the time of acquisition. The intangible assets related to the Sprint agreements are being amortized on a straight line basis over the remaining original term of the underlying Sprint agreements. The subscriber base intangible asset is amortized on a straight line basis over the estimated life of the acquired subscribers.

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 77 percent of our total assets at June 30, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases — Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, "Accounting for Leases." We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight line basis over the lease term.

Income taxes — We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

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

Consolidated Results of Operations (dollars in thousands)

For the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004

Subscriber growth and key performance indicators — We had total subscribers of approximately 1,015,000 at June 30, 2005 compared to approximately 813,000 at June 30, 2004. This growth of approximately 202,000 subscribers represents a 25 percent increase year over year. The increase in subscriber growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the second quarter of 2005 was approximately 2.0 percent compared to approximately 2.1 percent for the second quarter of 2004. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service revenues — Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $163,871 for the quarter ended June 30, 2005 compared to $133,569 for the quarter ended June 30, 2004. This increase of 23 percent was primarily due to the increase in our subscriber base discussed above. Subscriber revenues were $318,902 for the six months ended June 30, 2005 compared to $258,315 for the six months ended June 30, 2004. This increase of 23 percent was also primarily due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) remained relatively consistent in the second quarter of 2005 at $55 compared to $56 in the second quarter of 2004. Base ARPU in the first six months of 2005 was also relatively consistent at $55 compared to $56 in the first six months of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $54,098 for the quarter ended June 30, 2005 compared to $45,774 for the quarter ended June 30, 2004. This increase of 18 percent was due to a 22 percent increase in inbound roaming minutes to 676 million for the quarter ended June 30, 2005 compared to 553 million for the quarter ended June 30, 2004. Roaming revenue was $102,361 for the six months ended June 30, 2005 compared to $86,412 for the six months ended June 30, 2004. This increase of 18 percent was primarily due to a 30 percent increase in inbound roaming minutes to 1.3 billion for the six months ended June 30, 2005 compared to 1.0 billion for the six months ended June 30, 2004. The percentage increase in revenue in both the three and six month periods ended June 30, 2005 was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.17 to 1 for the six months ended June 30, 2005. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Wholesale revenue was $12,191 for the quarter ended June 30, 2005 compared to $5,931 for the quarter ended June 30, 2004. This increase of 106 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis subsequent to June 30, 2004. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint. Wholesale revenue was $24,534 for the six months ended June 30, 2005 compared to $8,446 for the six months ended June 30, 2004. This increase of 190 percent was also due to the addition of wholesale subscribers as discussed above.

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

Product sales revenue for the quarter ended June 30, 2005 was $8,715 compared to $8,055 for the quarter ended June 30, 2004. Cost of products sold for the quarter ended June 30, 2005 was $22,255 compared to $16,379 for the quarter ended June 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $13,540 in the quarter ended June 30, 2005 and $8,324 in the quarter ended June 30, 2004. Product sales revenue for the six months ended June 30, 2005 was $16,682 compared to $16,846 for the six months ended June 30, 2004. Cost of products sold for the six months ended June 30, 2005 was $46,406 compared to $36,162 for the six months ended June 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $29,724 in the six months ended June 30, 2005 and $19,316 in the six months ended June 30, 2004. The increase in subsidies of $5,216 and $10,408 in the three and six months ended June 30, 2005, respectively, is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 10,000 and 23,000 subscribers, respectively, and an increase in subsidies associated with handset upgrades of approximately $1,189 and $2,687, respectively.

Cost of service and operations — Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $110,615 in the quarter ended June 30, 2005 were approximately 21 percent higher than the $91,062 incurred in the quarter ended June 30, 2004. Expenses of $212,098 in the six months ended June 30, 2005 were approximately 20 percent higher than the $177,278 incurred in the six months ended June 30, 2004. The increase in expenses in the three and six months ended June 30, 2005 was due to the increased volume of traffic carried on our network due to the increase in our subscribers, as well as wholesale and resale customers. Total minutes of use on our network were 3.1 billion minutes in the quarter ended June 30, 2005 compared to 2.2 billion minutes in the quarter ended June 30, 2004 for an increase in traffic of 41 percent. Total minutes of use on our network were 5.9 billion minutes in the six months ended June 30, 2005 compared to 4.2 billion minutes in the six months ended June 30, 2004 for an increase in traffic of 40 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $33,618 in the quarter ended June 30, 2005 were 6 percent higher than the $31,839 incurred in the quarter ended June 30, 2004. Total selling and marketing expenses of $70,138 in the six months ended June 30, 2005 were 12 percent higher than the $62,832 incurred in the six months ended June 30, 2004. The increase experienced during the three months and six months ended June 30, 2005 is attributable to an increase in variable costs resulting from increases in gross activations of approximately 12,000 and 34,000 in the three months and six months ended June 30, 2005, respectively, as compared to the three months and six months ended June 30, 2004, as well as an increase in subsidies on handsets sold through national retail stores to existing subscribers of approximately $1,520 and $2,428 in the three months and six months ended June 30, 2005, respectively.

General and administrative expenses — General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $3,509 in the quarter ended June 30, 2005 were 36 percent lower than the $5,508 incurred in the quarter ended June 30, 2004. General and administrative expenses of $9,611 in the six months ended June 30, 2005 were 13 percent lower than the $10,987 incurred in the six months ended June 30, 2004. The decrease in the three months and six months ended June 30, 2005 has been the result of a reduced allocation of general and administrative expenses incurred at the consolidated Alamosa Holdings level due to the allocation of costs to AirGate.

Merger related expenses — Merger related expenses in the six months ended June 30, 2005 of $436 relates to incremental travel costs associated with our employees in connection with the acquisition of AirGate PCS, Inc. ("AirGate") by Alamosa Holdings that are not considered part of the cost of the transaction in the purchase price allocation. These costs were incurred by us due to the fact that Alamosa Holdings has no employees.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $20,540 in the quarter ended June 30, 2005, which was 14 percent higher than the $17,965 recorded in the quarter ended June 30, 2004. Depreciation totaled $39,323 in the six months ended June 30, 2005, which was 9 percent higher than the $35,945 recorded in the six months ended June 30, 2004. The increase in the three months and six months ended June 30, 2005 is due to the increase in depreciable costs as a result of our capital expenditures in the last six months of 2004 and the first six months of 2005.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $7,567 in the quarter ended June 30, 2005 was comparable to the $7,558 in the quarter ended June 30, 2004. Amortization expense of $15,133 in the six months ended June 30, 2005 was 11 percent less than the $16,962 in the six months ended June 30, 2004. The decrease in the six months ended June 30, 2005 is due to the subscriber bases acquired in the quarter ended March 31, 2001, which became fully amortized during the quarter ended March 31, 2004.

Loss on disposal of property and equipment — We recorded a loss on disposal of property and equipment in the three months and six months ended June 30, 2005 of $131 and $107, respectively, compared to a loss of $2,604 and $2,910 in the three months and six months ended June 30, 2004, respectively. Losses recorded in 2004 primarily relate to the abandonment of certain network equipment with a carrying value of approximately $2.1 million that had become technologically obsolete.

Non-cash compensation — Non-cash compensation expense of negative $47 in the quarter ended June 30, 2005 was lower than the $20 in the quarter ended June 30, 2004. Non-cash compensation expense of $556 in the six months ended June 30, 2005 was significantly higher than the $40 in the six months ended June 30, 2004. The expense relates to vesting of restricted stock that had been awarded to certain of our officers. The increase in 2005 is due to the issuance of an additional 200,000 shares of restricted stock to our officers. The negative expense in the second quarter of 2005 is the result of the allocation of certain costs to AirGate in the first quarter of 2005.

Income from operations — Our operating income for the quarter ended June 30, 2005 was $40,687 compared to $20,394 for the quarter ended June 30, 2004, representing an improvement of $20,293. Our operating income for the six months ended June 30, 2005 was $68,671 compared to $26,903 for the six months ended June 30, 2004, representing an improvement of $41,768. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment — The loss on debt extinguishment of $482 recorded in the three months and six months ended June 30, 2005 includes a premium paid on early redemption of our 12 7/8% Senior Discount Notes in April 2005 of $411 and $71 in unamortized loan costs written off upon the redemption of these notes. The loss on debt extinguishment of $13,101 recorded in the six months ended June 30, 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Interest and other income — Interest and other income represents amounts earned on the investment of excess cash. Income of $831 in the quarter ended June 30, 2005 was significantly higher than the $219 earned in the quarter ended June 30, 2004. Income of $1,599 in the six months ended June 30, 2005 was significantly higher than the $386 earned in the six months ended June 30, 2004. The increase in interest and other income earned in the three months and six months ended June 30, 2005 is primarily due to the fact that during the quarter ended June 30, 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. As a result, excess cash has been invested in higher yielding instruments.

Interest expense — Interest expense for the quarters ended June 30, 2005 and 2004 included non-cash interest of $6,826 and $6,278, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The increase in total interest expense to $19,566 in the quarter ended June 30, 2005 from $18,952 in the quarter ended June 30, 2004 is due primarily to the issuance of the 8 1/2% Senior Notes in the first quarter of 2004 which were at a slightly higher interest rate than the secured credit facility that was terminated with the proceeds from the 8 1/2% Senior Notes. Interest expense for the six months ended June 30, 2005 and 2004 included non-cash interest of $13,625 and $12,550, respectively. The increase in total interest expense to $39,152 in the six months ended June 30, 2005 from $37,187 in the six months ended June 30, 2004 is also due to the increased level of debt after the debt exchange completed in November 2004 coupled with a lower interest rate on senior notes issued in January 2004.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with the acquisitions completed in the quarter ended March 31, 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired, particularly intangible assets.

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the second quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was further increased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. The 2005 forecasted annual effective tax rate reflects a release of a portion of the valuation allowance based upon projected 2005 taxable income. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities — Operating cash flows decreased $4,641 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This decrease is primarily due to advances to Alamosa Holdings of approximately $22,000 in connection with Alamosa Holdings' acquisition of AirGate in the first quarter of 2005.

Investing activities — Our investing cash flows were negative $48,453 in the six months ended June 30, 2005 compared to negative $92,374 in the six months ended June 30, 2004. Cash purchases of property and equipment were $47,555 and $42,635 in the six months ended June 30, 2005 and 2004, respectively.

Financing activities — Our financing cash flows decreased in the six months ended June 30, 2005 to negative $80,730 from positive $35,520 in the six months ended June 30, 2004. In the six months ended June 30, 2004, we received net proceeds from an offering of senior notes of approximately $242 million, which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. In the six months ended June 30, 2005, we made a capital distribution to Alamosa Holdings in the amount of $73,876 in connection with Alamosa Holdings' acquisition of AirGate.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred cumulative net losses since inception and incurred negative cash flows from operating activities in the past, we generated approximately $132 million and used approximately $57 million in cash flows from operating activities for the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. Additionally, we reported net income of $29 million for the six months ended June 30, 2005.

As of June 30, 2005, we had $55 million of cash on hand as well as $51 million in short-term investments, which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on Alamosa Holdings preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel currently operates a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel have announced that they intend to close the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., a wholly-owned subsidiary of Alamosa Holdings and a sister company to us, Alamosa Holdings believes that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger will constitute a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel following the announcement of their pending merger, we believe that actions that Sprint and Nextel intend to take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and our operating subsidiaries.

As previously disclosed, Alamosa Holdings had been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. However, Alamosa Holdings concluded that it was unlikely that it would be able to reach a mutually acceptable resolution with Sprint prior to the closing of the Sprint-Nextel merger, and, on August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the pending merger, Sprint will breach the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. We, along with our operating subsidiaries, also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

Under our affiliation agreements with Sprint, an event of termination can be declared by us after a material breach by Sprint is not cured within the applicable grace period, which, without extension by us, could be as much as 180 days. If we have the right to terminate our management agreements because of an event of termination caused by Sprint, generally we may (i) require Sprint to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint, (ii) in all areas in our territory where Sprint is the licensee for 20 MHz or more of the spectrum on the date it terminates our management agreements, require Sprint to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum or (iii) choose not to terminate our management agreements and sue Sprint for damages or other relief or submit the matter to arbitration.

Should the breach not be cured by Sprint or a modification, waiver or extension not be granted by us, the election by us to terminate the affiliation agreements would constitute an event of default under each series of our outstanding senior notes. Upon an event of default, the holders of the senior notes would have the right to demand payment and we may not have adequate liquidity to satisfy this obligation. At this point in time, we do not anticipate that an event of termination of the affiliation agreements will occur.

During 2002 and 2003, we experienced overall declining net subscriber growth compared to previous periods. This trend was attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. Although we have experienced improvement in subscriber growth in 2004 and through the first six months of 2005, we are continuing to incur net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If net subscriber growth does not continue to improve, it will lengthen the amount of time it will take us to reach a sufficient number of subscribers to achieve profitability.

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the second quarter of 2005 was 2.0 percent compared to 2.3 percent for the year ended December 31, 2004 and 2.7 percent for the year ended December 31, 2003. Although churn has declined over the past two years, we expect that in the near term churn could increase. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers and have greater than projected losses.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to materially impact the Company.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 1, Note 13 under the caption "Commitments and Contingencies – Litigation" for a description of legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

See the Exhibit Index following the signature page hereto for a list of the exhibits filed pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALAMOSA (DELAWARE), INC. (Registrant)
/s/ David E. Sharbutt David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ Kendall W. Cowan Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Alamosa (Delaware), Inc., filed as Exhibit 3.1 to Form 10-Q of Alamosa (Delaware), Inc. for the quarterly period ended June 30, 2001 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa (Delaware), Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.1+	The Third Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated June 8, 2005, which exhibit is incorporated herein by reference.
10.2+	The Amended and Restated 1999 Long-Term Incentive Plan, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 001-16793), dated June 8, 2005, which exhibit is incorporated herein by reference.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit is a management contract or compensatory plan.

*	Exhibit is filed herewith.