Form 10-Q
period 2005-09-30
ALAMOSA DELAWARE INC
filed 2005-11-09
CIK 1097722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005

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

YES             NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES             NO

There is currently no public market for the registrant's common stock.

As of November 7, 2005, 100 shares of common stock, $0.01 par value per share, were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

ALAMOSA (DELAWARE), INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ALAMOSA (DELAWARE), INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$74,263	$127,132
Short term investments	51,553	50,411
Customer accounts receivable, net	50,863	44,687
Receivable from Sprint	29,711	24,809
Receivable from Parent	19,521	—
Interest receivable	202	216
Inventory	10,150	9,136
Prepaid expenses and other assets	10,844	11,192
Deferred customer acquisition costs	4,865	6,337
Deferred tax asset	4,230	4,230
Total current assets	256,202	278,150
Property and equipment, net	445,127	441,808
Debt issuance costs, net	8,334	9,086
Intangible assets, net	397,497	416,716
Other noncurrent assets	4,040	4,188
Total assets	$1,111,200	$1,149,948
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable	$13,604	$24,581
Accrued expenses	44,991	42,383
Payable to Sprint	20,784	35,852
Payable to Parent	—	1,530
Interest payable	13,086	21,076
Deferred revenue	24,429	22,549
Current installments of capital leases	106	110
Total current liabilities	117,000	148,081
Long term liabilities:
Capital lease obligations	671	749
Other noncurrent liabilities	8,519	5,835
Deferred tax liability	28,877	16,604
Senior notes	748,123	739,141
Total long term liabilities	786,190	762,329
Total liabilities	903,190	910,410
Commitments and contingencies (see Note 13)	—	—
Stockholder's equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 9,000 shares authorized; 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	932,059	1,003,707
Accumulated deficit	(722,593)	(764,104)
Unearned compensation	(1,456)	(65)
Total stockholder's equity	208,010	239,538
Total liabilities and stockholder's equity	$1,111,200	$1,149,948

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Subscriber revenues	$166,850	$143,623	$485,752	$401,938
Roaming and wholesale revenues	71,761	59,106	198,656	153,964
Service revenues	238,611	202,729	684,408	555,902
Product sales	8,329	8,637	25,011	25,483
Total revenue	246,940	211,366	709,419	581,385
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $20,855 and $17,327 for the three months ended September 30, 2005 and 2004, respectively, and $58,381 and $51,263 for the nine months ended September 30, 2005 and 2004, respectively, and excluding non-cash compensation of $114 and $2 for the three months ended September 30, 2005 and 2004, respectively, and $252 and $6 for the nine months ended September 30, 2005 and 2004, respectively)	116,293	99,250	328,391	276,528
Cost of products sold	20,690	20,265	67,096	56,427
Selling and marketing	33,245	40,090	103,383	102,922
General and administrative expenses (excluding non-cash compensation of $808 and $18 for the three months ended September 30, 2005 and 2004, respectively, and $1,776 and $54 for the nine months ended September 30, 2005 and 2004, respectively)	4,064	5,648	13,125	16,635
Merger related expenses	—	—	436	—
Depreciation and amortization	29,387	25,886	83,843	78,793
Loss on disposal of property and equipment	286	172	393	3,082
Non-cash compensation	922	20	2,028	60
Total costs and expenses	204,887	191,331	598,695	534,447
Income from operations	42,053	20,035	110,724	46,938
Loss on debt extinguishment	—	—	(482)	(13,101)
Interest and other income	967	358	2,566	744
Interest expense	(19,813)	(19,206)	(58,965)	(56,393)
Income (loss) before income taxes	23,207	1,187	53,843	(21,812)
Income tax expense	(5,288)	—	(12,332)	(625)
Net income (loss)	$17,919	$1,187	$41,511	$(22,437)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$41,511	$(22,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation	2,028	60
Non-cash interest expense on derivative instruments	—	6
Non-cash accretion of asset retirement obligations	178	139
Provision for bad debts	6,804	7,603
Depreciation and amortization of property and equipment	61,047	54,269
Amortization of intangible assets	22,797	24,524
Amortization of financing costs included in interest expense	681	718
Loss on debt extinguishment	482	13,101
Interest accreted on discount notes	15,371	18,351
Deferred income taxes	12,273	—
Loss on disposal of property and equipment	393	3,082
Merger related expenses	436	—
(Increase) decrease in:
Receivable from/payable to Parent	(21,889)	476
Receivables	(17,867)	(20,318)
Inventory	(1,014)	531
Prepaid expenses and other assets	2,285	1,834
Increase (decrease) in:
Accounts payable and accrued expenses	(18,814)	7,069
Net cash provided by operating activities	106,702	89,008
Cash flows from investing activities:
Proceeds from sale of assets	303	569
Purchases of property and equipment	(76,319)	(63,765)
Merger related expenses	(436)	—
Purchase of intangible asset	—	(453)
Net cash paid in acquisition	(865)	—
Change in restricted cash	—	1
Change in short term investments	(1,142)	(50,342)
Net cash used in investing activities	(78,459)	(113,990)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	250,000
Redemption of senior notes	(6,800)	—
Repayments of borrowings under senior secured debt	—	(200,000)
Debt issuance costs	—	(8,206)
Capital distributions	(74,230)	(8,348)
Payments on capital leases	(82)	(415)
Net cash provided by (used in) financing activities	(81,112)	33,031
Net increase (decrease) in cash and cash equivalents	(52,869)	8,049
Cash and cash equivalents at beginning of period	127,132	98,242
Cash and cash equivalents at end of period	$74,263	$106,291
Supplemental disclosure of non-cash financing and investing activities:
Asset retirement obligations capitalized	$376	$143
Capitalized lease obligations incurred	—	67
Change in accounts payable for purchases of property and equipment	(11,636)	(9,532)
Non cash fixed asset additions	1,277	—

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.    BASIS PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheets at September 30, 2005 and December 31, 2004, the unaudited consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2004. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

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

While the Company has incurred net losses and negative cash flows from operating activities in the past, the Company generated approximately $132 million and $107 million in cash flows from operating activities for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. Additionally, the Company reported net income of $42 million for the nine months ended September 30, 2005.

As of September 30, 2005, the Company had $74 million in cash and cash equivalents as well as $52 million in short-term investments, which the Company believes will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements (including dividends on Alamosa Holdings preferred stock) for at least the next 12 months.

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

4.    MERGERS AND ACQUISITIONS

The Company entered into an asset purchase agreement with NTCH Colorado, Inc. ("NTCH") in February 2005 with respect to the purchase of certain assets in the Grand Junction, Colorado Basic Trading Area ("BTA"). NTCH operated a wireless telecommunication network in the Grand Junction, Colorado BTA under the brand name Cleartalk. In accordance with the purchase agreement, the Company acquired subscribers and entered into operating leases for wireless tower space from NTCH and NTCH eliminated the Cleartalk brand from the Grand Junction BTA. The commencement date of this agreement was September 1, 2005, at which time the purchase price was fixed based on the number of Cleartalk subscribers that had been successfully converted to the Company's network. The agreement also provided for the Company to reimburse NTCH for lost earnings during the transition period, which was the period from the execution of the agreement in February 2005 through the commencement date of September 1, 2005 and amounted to approximately $865.

The consideration to the seller is made up of the $865 for lost earnings discussed above and a monthly cash payment of $143 for five years beginning September 1, 2005. Included in the monthly payment is $91 related to the operating leases entered into and $52 in consideration for the subscribers and elimination of the Cleartalk brand. The purchase price was allocated to the assets received based on relative fair value.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

5.    STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the nine months ended September 30, 2005 or 2004, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying Alamosa Holdings common stock on the date of grant. Non-cash compensation expense reflected in the consolidated statements of operations for the nine month periods ended September 30, 2005 and 2004 is related to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and is not related to the granting of stock options. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income (loss) – as reported	$17,919	$1,187	$41,511	$(22,437)
Add: stock-based employee compensation included in reported net income or loss, net of related tax effects	572	20	1,257	60
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,221)	(3,652)	(3,331)	(6,421)
Net income (loss) – pro forma	$17,270	$(2,445)	$39,437	$(28,798)

6.    ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $6,494 and $5,728 at September 30, 2005 and December 31, 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company's historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint – Receivable from Sprint in the accompanying consolidated balance sheets consists of the following:

	September 30, 2005	December 31, 2004
Net roaming receivable	$22,863	$20,948
Accrued service revenue	6,003	2,910
Other amounts due from Sprint	845	951
	$29,711	$24,809

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

Other amounts due from Sprint at September 30, 2005 and December 31, 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

7.    PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $307.3 million and $246.4 million at September 30, 2005 and December 31, 2004, respectively.

8.    ASSET RETIREMENT OBLIGATIONS

For the Company's leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003. The obligations associated with the Company's operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest rate method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

The following table illustrates the activity with respect to asset retirement obligations for the three months and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$2,619	$1,979	$2,212	$1,813
Initial obligation recorded during the period	84	68	376	143
Obligations settled during the period	—	—	—	—
Accretion of obligation during the period	63	48	178	139
Impact of revision in estimates	—	—	—	—
Balance at end of period	$2,766	$2,095	$2,766	$2,095

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

In connection with the purchase of assets from NTCH Colorado, Inc. on September 1, 2005 as discussed in Note 4, the Company allocated the consideration to the assets received based on relative fair values. The subscribers acquired were valued at $3,444 and will be amortized over the estimated life of the subscribers acquired or approximately three years. The non-competition agreement entered into by the seller was valued at $133 and will be amortized over the life of the agreement which is six years.

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

Goodwill and intangible assets consist of:

	September 30, 2005	December 31, 2004
Goodwill	$—	$—
Intangible assets:
Sprint affiliate and other agreements	$532,653	$532,653
Accumulated amortization	(138,636)	(115,937)
Subtotal	394,017	416,716
Subscriber base acquired	32,944	29,500
Accumulated amortization	(29,595)	(29,500)
Subtotal	3,349	—
Non-compete agreement	133	—
Accumulated amortization	(2)	—
Subtotal	131	—
Intangible assets, net	$397,497	$416,716

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Amortization expense related to intangible assets was $7,664 and $7,562 for the three months ended September 30, 2005 and 2004, respectively, and $22,797 and $24,524 for the nine months ended September 30, 2005 and 2004, respectively.

Aggregate amortization expense relative to intangible assets for the periods shown is estimated to be as follows:

Year ended December 31,
2005	$30,656
2006	31,436
2007	31,436
2008	31,436
2009	31,436
Thereafter	263,892
$420,292

10.    LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
12 7/8% Senior Discount Notes, net of discount	$—	$6,293
12% Senior Discount Notes, net of discount	233,303	218,028
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,895	250,895
8½% Senior Notes	250,000	250,000
Total Debt	748,123	739,141
Less current maturities	—	—
Long term debt, excluding current maturities	$748,123	$739,141

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

12% Senior Discount Notes – The 12% Senior Discount Notes were issued in November 2003, mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes accreted to their $233 million face amount on July 31, 2005. Beginning January 31, 2006, interest is paid in cash semiannually.

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

11.    INCOME TAXES

The Company's effective income tax rate is based on annual income (loss), statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company's quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. Due to the Company's limited operating history and lack of positive taxable earnings, a valuation allowance was established during 2003 as deferred tax assets were expected to exceed deferred tax liabilities. For the nine months ended September 30, 2004, the expected tax benefit related to net operating losses generated was fully offset by an increase in the valuation allowance and the effective tax rate was negative 2.9 percent. The effective tax rate for the nine months ended September 30, 2005 is 23 percent. The difference between the statutory rate of 35 percent and the projected rate is primarily due to a reduction of the valuation allowance against deferred tax assets.

The Company is included in the consolidated federal income tax return filed by Alamosa Holdings, Inc. As a result, income tax expense and related income tax balances included in the accompanying consolidated financial statements have been calculated as if the Company had operated as a separate entity.

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

Expenses reflected in the consolidated statements of operations related to the Sprint affiliation agreements are:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Cost of service and operations	$87,036	$72,445	$246,943	$201,591
Cost of products sold	20,690	20,265	67,096	56,427
Selling and marketing	12,448	16,858	39,415	38,067
Total	$120,174	$109,568	$353,454	$296,085

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

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel operated a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel closed the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., a wholly-owned subsidiary of Alamosa Holdings and a sister company to Alamosa (Delaware), Alamosa Holdings believes that Nextel's operation of a wireless

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger constitutes a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel, the Company believes that actions that Sprint and Nextel may take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and Alamosa (Delaware)'s operating subsidiaries.

As previously disclosed, Alamosa Holdings has been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. On August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the merger, Sprint would be in breach of the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. The Company and its operating subsidiaries also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

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

13.    COMMITMENTS AND CONTINGENCIES

Alamosa Holdings Preferred Stock Dividends – In November 2003, Alamosa Holdings issued shares of Series B Mandatorily Redeemable Convertible Preferred Stock. Holders of the Series B Mandatorily Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7 ½% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings has the option to pay dividends in (i) cash, (ii) shares of Alamosa Holdings Series C Mandatorily Redeemable Convertible Preferred Stock, (iii) shares of Alamosa Holdings common stock or (iv) a combination thereof. After July 31, 2008, all dividends are payable in cash only.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Alamosa Holdings is a holding company that generates no revenues. Accordingly, the source of any cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock is related to capital distributions from the Company to Alamosa Holdings. At September 30, 2005, Alamosa Holdings has 220,301 shares of Series B Mandatorily Redeemable Convertible Preferred Stock issued and outstanding. Any future cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock by Alamosa Holdings may require additional capital distributions from the Company to Alamosa Holdings.

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

The agreements provide for annual option grants, contingent upon continued employment. The CEO's agreement provides for the grant of options to purchase 80,000 shares, 64,000 shares and 51,200 shares in 2005, 2006 and 2007, respectively. The CFO's agreement provides for the grant of options to purchase 50,000 shares and 40,000 shares in 2005 and 2006, respectively. Additionally, the agreements provide for grants of restricted stock subject to the terms of the LTIP and that vest upon continued employment and in amounts determined based upon attainment of performance goals as set forth in certain restricted stock agreements. The target shares for restricted stock grants for the CEO are 60,000 in 2005, 48,000 in 2006, and 38,400 in 2007. The target shares for restricted stock grants for the CFO are 50,000 in 2005 and 40,000 in 2006. The actual award shares for restricted stock could range from zero to 200% of the target amount.

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

The Company entered into employment agreements on October 1, 2002, as amended as of January 1, 2005 with its Chief Integration Officer ("CIO"), Chief Technology Officer ("CTO"), and

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

Senior Vice President of Corporate Finance ("SVP"). The Company entered into an employment agreement on December 1, 2002, as amended as of January 1, 2005 with its Chief Operating Officer ("COO"). The CIO's agreement will expire on December 31, 2005. The agreements with the CTO, SVP and COO will expire on December 31, 2006.

These agreements provide for annual grants of options to purchase 186,000 shares of Company common stock during 2005 and 2006 and additionally provide for total restricted stock grants among these executives in the target amount of 150,000 shares during 2005 and 2006. The actual award shares for restricted stock could range from zero to 200% of the target amount. Additionally, the agreements entitle the executives to be reimbursed for reasonable business expenses, car allowances, and reimbursement for annual physical exams in amounts as set forth in their agreements as well as other allowed prerequisites. They may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company's other executives with comparable responsibilities, subject to the terms of those programs.

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

The restricted stock grants associated with the January 2005 employment agreement amendments are considered variable awards as the number of the shares that will ultimately be earned by the employee is not known until December 31 of each year during the term of the agreement (the measurement dates). In accordance with FAS 123, related compensation expense associated with the annual grants is measured based on the fair market value of the award at the measurement date and is recognized over the vesting period.

The restricted stock granted in January 2005 under the terms of these employment agreement amendments vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date has been reached, compensation expense is adjusted for changes in the fair market value. The market value of the restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders' equity. At September 30, 2005, the unearned compensation was adjusted to $3,420 based on an increase in the fair market value of the award as of September 30, 2005. The non-cash compensation expense recognized during the nine months ended September 30, 2005 was $1,968 resulting in a balance of $1,452 in unearned compensation related to these awards as of September 30, 2005.

Litigation – The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York, arising out of its initial public offering (the "IPO"). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company's favor. On October 13, 2004, the Court granted the plaintiffs' motion for class certification in cases against six of the issuers (not including the Company), and stated that the order of certification gave "strong guidance, if not dispositive effect" in the cases involving all other issuers. The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to hear the appeal of the certification on an interlocutory basis, and on June 30, 2005, the Second Circuit granted their request. The Second Circuit has ordered the appeal to be scheduled and briefed in the normal course.

The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers' IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs' consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court. On August 31, 2005, the court set a date for a final approval hearing of April 24, 2006, and approved providing notice to all class members. The court ordered that notice to the class be mailed beginning on November 15, 2005, and to be completed no later than January 15, 2006. Any class member who wishes to be excluded from the settlement must give notice by March 24, 2006. Objections to the proposed settlement must be filed with the court by March 24, 2006. The court has scheduled a hearing to determine the fairness of the settlement for April 24, 2006.

In November 2003, December 2003 and January 2004, multiple lawsuits were filed against the Company and David E. Sharbutt, its Chairman and Chief Executive Officer as well as Kendall W. Cowan, its Chief Financial Officer. Steven Richardson, the Company's Chief Operating Officer, was also a named defendant in one of the lawsuits. Each claim is a purported class action filed on behalf of a putative class of persons who and/or entities that purchased Alamosa Holdings' securities between January 9, 2001 and June 13, 2002, inclusive, and seeks recovery of compensatory damages, fees and costs. Each lawsuit was filed in the United States District Court for the Northern District of Texas, in either the Lubbock Division or the Dallas Division. On February 27, 2004, the lawsuits were consolidated into one action pending in the United States District Court for the Northern District of Texas, Lubbock Division. On March 4, 2004, the Court appointed the Massachusetts State Guaranteed Annuity Fund to serve as lead plaintiff and approved its selection of lead counsel for the consolidated action.

On May 18, 2004, the lead plaintiff filed a consolidated complaint. The consolidated complaint named three of the original defendants (the Company, David Sharbutt and Kendall Cowan), dropped

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

one of the original defendants (Steven Richardson) and named two new defendants who are outside directors (Michael Roberts and Steven Roberts). The putative class period remained the same. The consolidated complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5 promulgated thereunder, and Sections 11 and 15 of the Securities Act. The consolidated complaint sought recovery of compensatory damages, fees, costs, recission or rescissory damages in connection with the Sections 11 and 15 claims, and injunctive relief and/or disgorgement in connection with defendants' alleged insider trading proceeds. At the end of the putative class period on June 13, 2002, the Company announced that its projection of net subscriber additions for the third quarter of 2002 would be less than previously projected. The consolidated complaint alleged, among other things, that the Company made false and misleading statements about subscriber additions during the putative class period. The consolidated complaint also alleged that the Company's financial statements were false and misleading because the Company improperly recognized revenue and failed to record adequate allowances for uncollectible receivables.

On March 28, 2005, the Court granted the defendants' motion to dismiss and entered a judgment dismissing this action. On April 22, 2005, the lead plaintiff filed a notice of appeal from the dismissal order and judgment to the Fifth Circuit Court of Appeals. On May 17, 2005, the Fifth Circuit Court of Appeals dismissed the appeal pursuant to the unopposed motion of lead plaintiff/appellant.

On July 8 and 15, 2004, two shareholder derivative suits, each asserting identical allegations, were filed in State District Court in Dallas County, Texas on behalf of the Company against certain of its officers and directors: David E. Sharbutt, the Company's Chairman and Chief Executive Officer, Kendall W. Cowan, the Company's Chief Financial Officer, as well as other current and former members of the Company's board of directors, including Scotty Hart, Michael V. Roberts, Ray M. Clapp, Jr., Schuyler B. Marshall, Thomas F. Riley, Jr., Steven C. Roberts, Jimmy R. White, Thomas B. Hyde and Tom M. Phelps. The suits also name the Company as a nominal defendant. On August 27, 2004, the lawsuits were consolidated into one action pending in State District Court in Dallas County, Texas. On November 24, 2004, the plaintiffs filed a consolidated derivative petition. Based on allegations substantially similar to the federal shareholder action, the suits assert claims for defendants' alleged violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment that allegedly occurred between January 2001 and June 2002. The suits seek recovery of damages, fees, costs, equitable and/or injunctive remedies, and disgorgement of all profits, benefits and other compensation. The defendants filed a motion to stay this action pending the outcome of the federal shareholder action. In the alternative, the defendants filed special exceptions to the consolidated derivative petition requesting dismissal of the action. The plaintiffs served written discovery requests on defendants and in response, defendants filed a motion for protective order and to stay discovery.

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

15.    GUARANTOR FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations, LLC which is the Company's non-guarantor subsidiary (the "Non-Guarantor Subsidiary") of the senior notes as of September 30, 2005 and December 31, 2004 and for the three months and nine months ended September 30, 2005 and 2004. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

Alamosa Holdings is an additional guarantor with respect to the 12 1/2% senior notes and the 13 5/8% senior notes. Separate financial statements for Alamosa Holdings have not been provided as Alamosa Holdings is a holding company which does not independently generate operating revenue. The consolidated financial statements of Alamosa Holdings are included in its quarterly report on Form 10-Q for the three months ended September 30, 2005.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,062	$72,185	$16	$—	$74,263
Short term investments	51,553	—	—	—	51,553
Customer accounts receivable, net	—	50,863	—	—	50,863
Receivable from Sprint	—	29,711	—	—	29,711
Intercompany receivable	—	26,302	401	(7,182)	19,521
Interest receivable	202	—	—	—	202
Inventory	—	10,150	—	—	10,150
Investment in subsidiary	939,575	—	—	(939,575)	—
Prepaid expenses and other assets	13	10,831	—	—	10,844
Deferred customer acquisition costs	—	4,865	—	—	4,865
Deferred tax asset	4,230	—	—	—	4,230
Total current assets	997,635	204,907	417	(946,757)	256,202
Property and equipment, net	—	445,127	—	—	445,127
Debt issuance costs, net	8,334	—	—	—	8,334
Intangible assets, net	—	397,497	—	—	397,497
Other noncurrent assets	—	4,040	—	—	4,040
Total assets	$1,005,969	$1,051,571	$417	$(946,757)	$1,111,200
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable	$—	$13,604	$—	$—	$13,604
Accrued expenses	691	44,300	—	—	44,991
Payable to Sprint	—	20,784	—	—	20,784
Intercompany Payable	7,182	—	—	(7,182)	—
Interest payable	13,086	—	—	—	13,086
Deferred revenue	—	24,429	—	—	24,429
Current installments of capital leases	—	106	—	—	106
Total current liabilities	20,959	103,223	—	(7,182)	117,000
Capital lease obligations	—	671	—	—	671
Other noncurrent liabilities	—	8,519	—	—	8,519
Deferred tax liability	28,877	—	—	—	28,877
Senior notes	748,123	—	—	—	748,123
Total liabilities	797,959	112,413	—	(7,182)	903,190

Stockholder's Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	932,059	—	—		932,059
LLC member's equity	—	939,158	417	(939,575)	—
Accumulated deficit	(722,593)	—	—	—	(722,593)
Unearned compensation	(1,456)	—	—	—	(1,456)
Total stockholder's equity	208,010	939,158	417	(939,575)	208,010
Total liabilities and stockholder's equity	$1,005,969	$1,051,571	$417	$(946,757)	$1,111,200

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

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$166,850	$—	$—	$166,850
Roaming and wholesale revenues	—	71,761	—	—	71,761
Service revenues	—	238,611	—	—	238,611
Product sales	—	8,329	—	—	8,329
Total revenues	—	246,940	—	—	246,940
Costs and expenses:
Cost of service and operations	—	116,293	—	—	116,293
Cost of products sold	—	20,690	—	—	20,690
Selling and marketing	—	33,245	—	—	33,245
General and administrative expenses	996	3,068	—	—	4,064
Depreciation and amortization	—	29,387	—	—	29,387
Loss on disposal of property and equipment	—	286	—	—	286
Non-cash compensation	—	922	—	—	922
Income (loss) from operations	(996)	43,049	—	—	42,053
Equity in earnings of subsidiaries	43,496	—	—	(43,496)	—
Loss on debt exchange	—		—	—	—
Interest and other income	451	516	—	—	967
Interest expense	(19,744)	(69)	—	—	(19,813)
Income before income tax expense	23,207	43,496	—	(43,496)	23,207
Income tax expense	(5,288)	—	—	—	(5,288)
Net income	$17,919	$43,496	$—	$(43,496)	$17,919

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$143,623	$—	$—	$143,623
Roaming and wholesale revenues	—	59,106	—	—	59,106
Service revenues	—	202,729	—	—	202,729
Product sales	—	8,637	—	—	8,637
Total revenues	—	211,366	—	—	211,366
Costs and expenses:
Cost of service and operations	—	99,250	—	—	99,250
Cost of products sold	—	20,265	—	—	20,265
Selling and marketing	—	40,090	—	—	40,090
General and administrative expenses	1	5,647	—	—	5,648
Depreciation and amortization	—	25,886	—	—	25,886
Loss on disposal of property and equipment	—	172	—	—	172
Non-cash compensation	—	20	—	—	20
Income (loss) from operations	(1)	20,036	—	—	20,035
Equity in earnings of subsidiaries	20,132	—	—	(20,132)	—
Interest and other income	234	124	—	—	358
Interest expense	(19,178)	(28)	—	—	(19,206)
Income before income tax expense	1,187	20,132	—	(20,132)	1,187
Income tax expense	—	—	—	—	—
Net income	$1,187	$20,132	$—	$(20,132)	$1,187

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$485,752	$—	$—	$485,752
Roaming and wholesale revenues	—	198,656	—	—	198,656
Service revenues	—	684,408	—	—	684,408
Product sales	—	25,011	—	—	25,011
Total revenues	—	709,419	—	—	709,419
Costs and expenses:
Cost of service and operations	—	328,391	—	—	328,391
Cost of products sold	—	67,096	—	—	67,096
Selling and marketing	—	103,383	—	—	103,383
General and administrative expenses	1,592	11,533	—	—	13,125
Merger related expenses	—	436	—	—	436
Depreciation and amortization	—	83,843	—	—	83,843
Loss on disposal of property and equipment	—	393	—	—	393
Non-cash compensation	—	2,028	—	—	2,028
Income (loss) from operations	(1,592)	112,316	—	—	110,724
Equity in earnings of subsidiaries	113,577	—	—	(113,577)	—
Loss on debt exchange	(482)	—	—	—	(482)
Interest and other income	1,175	1,391	—	—	2,566
Interest expense	(58,835)	(130)	—	—	(58,965)
Income before income tax expense	53,843	113,577	—	(113,577)	53,843
Income tax expense	(12,332)	—	—	—	(12,332)
Net income	$41,511	$113,577	$—	$(113,577)	$41,511

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$401,938	$—	$—	$401,938
Roaming and wholesale revenues	—	153,964	—	—	153,964
Service revenues	—	555,902	—	—	555,902
Product sales	—	25,483	—	—	25,483
Total revenues	—	581,385	—	—	581,385
Costs and expenses:
Cost of service and operations	—	276,528	—	—	276,528
Cost of products sold	—	56,427	—	—	56,427
Selling and marketing	—	102,922	—	—	102,922
General and administrative expenses	665	15,970	—	—	16,635
Depreciation and amortization	—	78,793	—	—	78,793
Loss on disposal of property and equipment	—	3,082	—	—	3,082
Non-cash compensation	—	60	—	—	60
Income (loss) from operations	(665)	47,603	—	—	46,938
Equity in earnings of subsidiaries	34,152	—	—	(34,152)	—
Loss on debt extinguishment	—	(13,101)	—	—	(13,101)
Interest and other income	461	283	—	—	744
Interest expense	(55,760)	(633)	—	—	(56,393)
Income (loss) before income tax expense	(21,812)	34,152	—	(34,152)	(21,812)
Income tax expense	(625)	—	—	—	(625)
Net income (loss)	$(22,437)	$34,152	$—	$(34,152)	$(22,437)

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$41,511	$113,577	$—	$(113,577)	$41,511
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(113,577)	—	—	113,577	—
Non-cash compensation	—	2,028	—	—	2,028
Non-cash accretion of asset retirement obligation	—	178	—	—	178
Provision for bad debts	—	6,804	—	—	6,804
Depreciation and amortization of property and equipment	—	61,047	—	—	61,047
Amortization of intangible assets	—	22,797	—	—	22,797
Amortization of financing costs included in interest expense	681	—	—	—	681
Loss on debt extinguishment	482	—	—	—	482
Interest accreted on discount notes	15,371	—	—	—	15,371
Deferred income taxes	12,273	—	—	—	12,273
Loss on disposal of property and equipment	—	393	—	—	393
Merger related expenses	—	436	—	—	436
(Increase) decrease in:
Receivable from/payable to parent	37,271	(59,160)	—	—	(21,889)
Receivables	14	(17,881)	—	—	(17,867)
Inventory	—	(1,014)	—	—	(1,014)
Prepaid expenses and other assets	(13)	2,298	—	—	2,285
Decrease in:
Accounts payable and accrued expenses	(7,869)	(10,945)	—	—	(18,814)
Net cash provided by (used in) operating activities	(13,856)	120,558	—	—	106,702
Cash flows from investing activities:
Proceeds from sale of assets	—	303	—	—	303
Purchases of property and equipment	—	(76,319)	—	—	(76,319)
Net cash paid in acquisition	—	(865)	—	—	(865)
Merger related expenses	—	(436)	—	—	(436)
Change in short term investments	(1,142)	—	—	—	(1,142)
Net cash used in investing activities	(1,142)	(77,317)	—	—	(78,459)
Cash flows from financing activities:
Redemption of senior notes	(6,800)	—	—	—	(6,800)
Capital distribution to parent	17,162	(91,392)	—	—	(74,230)
Payments on capital leases	—	(82)	—	—	(82)
Net cash provided by (used in) financing activities	10,362	(91,474)	—	—	(81,112)
Net decrease in cash and cash equivalents	(4,636)	(48,233)	—	—	(52,869)
Cash and cash equivalents at beginning of period	6,698	120,418	16	—	127,132
Cash and cash equivalents at end of period	$2,062	$72,185	$16	$—	$74,263

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(22,437)	$34,152	$—	$(34,152)	$(22,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(34,152)	—	—	34,152	—
Non-cash compensation expense	—	60	—	—	60
Non-cash interest expense on derivative instruments	—	6	—	—	6
Non-cash accretion of asset retirement obligation	—	139	—	—	139
Provision for bad debts	—	7,603	—	—	7,603
Depreciation and amortization of property and equipment	—	54,269	—	—	54,269
Amortization of intangible assets	—	24,524	—	—	24,524
Amortization of financing costs included in interest expense	634	84	—	—	718
Loss on debt extinguishment	—	13,101	—	—	13,101
Interest accreted on discount notes	18,351	—	—	—	18,351
Loss on disposal of property and equipment	—	3,082	—	—	3,082
(Increase) decrease in:
Receivable from/payable to parent	476	—	—	—	476
Receivables	—	(20,318)	—	—	(20,318)
Inventory	—	531	—	—	531
Prepaid expenses and other assets	194	1,640	—	—	1,834
Increase (decrease) in:
Accounts payable and accrued expenses	3,837	3,232	—	—	7,069
Net cash provided by (used in) operating activities	(33,097)	122,105	—	—	89,008
Cash flows from investing activities:
Proceeds from sale of assets	—	569	—	—	569
Purchases of property and equipment	—	(63,765)	—	—	(63,765)
Purchases of intangible assets	—	(453)	—	—	(453)
Investment in subsidiary	(198,612)	198,612	—	—	—
Change in restricted cash	1	—	—	—	1
Change in short term investments	(50,342)	—	—	—	(50,342)
Change in intercompany balances	27,742	(27,742)	—	—	—
Net cash provided by (used in) investing activities	(221,211)	107,221	—	—	(113,990)
Cash flows from financing activities:
Proceeds from issuance of senior notes	250,000	—	—	—	250,000
Repayments of borrowings under senior secured debt	—	(200,000)	—	—	(200,000)
Debt issuance costs	(8,206)	—	—	—	(8,206)
Capital distribution to parent	(8,348)	—	—	—	(8,348)
Payments on capital leases	—	(415)	—	—	(415)
Net cash provided by (used in) financing activities	233,446	(200,415)	—	—	33,031
Net increase (decrease) in cash and cash equivalents	(20,862)	28,911	—	—	8,049
Cash and cash equivalents at beginning of period	27,542	70,677	23	—	98,242
Cash and cash equivalents at end of period	$6,680	$99,588	$23	$—	$106,291

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

General

As a PCS Affiliate of Sprint, we have the exclusive right to provide wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint located in our territory. We offer national plans designed by Sprint as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint PCS products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At September 30, 2005, we had total licensed POPs of over 15.8 million, covered POPs of approximately 13.5 million and total subscribers of approximately 1.0 million.

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

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and intangibles, comprised approximately 76 percent of our total assets at September 30, 2005. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. In performing this review, assets are grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group is compared to the carrying value of the asset group. We have determined that we have one asset grouping related to cash flows generated by our subscriber base, which includes all of our assets. The life of this asset group for purposes of these impairment tests is assumed to be ten years. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Consolidated Results of Operations (dollars in thousands)

For the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004

Subscriber growth and key performance indicators – We had total subscribers of approximately 1,043,000 at September 30, 2005 compared to approximately 866,000 at September 30, 2004. This growth of approximately 177,000 subscribers represents a 20 percent increase year over year. The increase in subscriber growth is primarily attributable to an increase in our distribution channels, primarily in our own Sprint retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the third quarter of 2005 was approximately 2.3 percent compared to approximately 2.4 percent for the third quarter of 2004.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $166,850 for the quarter ended September 30, 2005 compared to $143,623 for the quarter ended September 30, 2004. This increase of 16 percent was primarily due to the increase in our subscriber base discussed above. Subscriber revenues were $485,752 for the nine months ended September 30, 2005 compared to $401,938 for the nine months ended September 30, 2004. This increase of 21 percent was also primarily due to the increase in the subscriber base discussed above. Base ARPU (which does not include roaming revenue) decreased in the third quarter of 2005 to $54 compared to $57 in the third quarter of 2004. Base ARPU in the first nine months of 2005 was relatively consistent at $55 compared to $56 in the first nine months of 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint.

Roaming revenue was $56,923 for the quarter ended September 30, 2005 compared to $49,475 for the quarter ended September 30, 2004. This increase of 15 percent was due to a 19 percent increase in inbound roaming minutes to 719 million for the quarter ended September 30, 2005 compared to 604 million for the quarter ended September 30, 2004. Roaming revenue was $159,284 for the nine months ended September 30, 2005 compared to $135,887 for the nine months ended September 30, 2004. This increase of 17 percent was primarily due to a 18 percent increase in inbound roaming minutes to 2.0 billion for the nine months ended September 30, 2005 compared to 1.7 billion for the nine months ended September 30, 2004. The percentage increase in revenue in both the three and nine month periods ended September 30, 2005 was less than the percentage increase in minutes due to declining rates from carriers other than Sprint. We have a reciprocal roaming rate arrangement with Sprint pursuant to which per-minute charges for inbound and outbound roaming related to Sprint subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint, meaning that the minute volume from other Sprint subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint roaming minutes was 1.17 to 1 for the nine months ended September 30, 2005. We have experienced an increase in the volume of inbound roaming traffic from PCS providers other than Sprint. This traffic is settled at rates separately negotiated by Sprint on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Wholesale revenue was $14,838 for the quarter ended September 30, 2005 compared to $9,631 for the quarter ended September 30, 2004. This increase of 54 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis subsequent to September 30, 2004. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint. Wholesale revenue was $39,372 for the nine months ended September 30, 2005 compared to $18,077 for the nine months ended September 30, 2004. This increase of 118 percent was also due to the addition of wholesale subscribers as discussed above.

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

Product sales revenue for the quarter ended September 30, 2005 was $8,329 compared to $8,637 for the quarter ended September 30, 2004. Cost of products sold for the quarter ended September 30, 2005 was $20,690 compared to $20,265 for the quarter ended September 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $12,361 in the quarter ended September 30, 2005 and $11,628 in the quarter ended September 30, 2004. Product sales revenue for the nine months ended September 30, 2005 was $25,011 compared to $25,483 for the nine months ended September 30, 2004. Cost of products sold for the nine months ended September 30, 2005 was $67,096 compared to $56,427 for the nine months ended September 30, 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $42,085 in the nine months ended September 30, 2005 and $30,944 in the nine months ended September 30, 2004. The increase in subsidies of $11,141 in the nine months ended September 30, 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 17,000 subscribers and an increase in subsidies associated with handset upgrades of approximately $1,758.

Cost of service and operations – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint to another carrier's network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $116,293 in the quarter ended September 30, 2005 were approximately 17 percent higher than the $99,250 incurred in the quarter ended September 30, 2004. Expenses of $328,391 in the nine months ended September 30, 2005 were approximately 19 percent higher than the $276,528 incurred in the nine months ended September 30, 2004. The increase in expenses in the three and nine months ended September 30, 2005 was due to the increased volume of traffic carried on our network due to the increase in our subscribers, as well as wholesale and resale customers. Total minutes of use on our network were 3.2 billion minutes in the quarter ended September 30, 2005 compared to 2.5 billion minutes in the quarter ended September 30, 2004 for an increase in traffic of 28 percent. Total minutes of use on our network were 9.1 billion minutes in the nine months ended September 30, 2005 compared to 6.6 billion minutes in the nine months ended September 30, 2004 for an increase in traffic of 38 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $33,245 in the quarter ended September 30, 2005 were 17 percent lower than the $40,090 incurred in the quarter ended September 30, 2004. Total selling and marketing expenses of $103,383 in the nine months ended September 30, 2005 were comparable to the $102,922 incurred in the nine months ended September 30, 2004. The fluctuations experienced during the three months and nine months ended September 30, 2005, respectively, are attributable to fluctuations in variable costs resulting from fluctuations in gross activations of approximately (15,000) and 19,000 in the three months and nine months ended September 30, 2005, respectively, as compared to the three months and nine months ended September 30, 2004, as well as fluctuations in subsidies on handsets sold through national retail stores to existing subscribers of approximately $(2,197) and $230 in the three months and nine months ended September 30, 2005, respectively.

General and administrative expenses – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $4,064 in the quarter ended September 30, 2005 were 28 percent lower than the $5,648 incurred in the quarter ended September 30, 2004. General and administrative expenses of $13,125 in the nine months ended

September 30, 2005 were 21 percent lower than the $16,635 incurred in the nine months ended September 30, 2004. The decrease in the three months and nine months ended September 30, 2005 has been the result of a reduced allocation of general and administrative expenses incurred at the consolidated Alamosa Holdings level due to the allocation of costs to AirGate.

Merger related expenses – Merger related expenses in the nine months ended September 30, 2005 of $436 relates to incremental travel costs associated with our employees in connection with the acquisition of AirGate PCS, Inc. ("AirGate") by Alamosa Holdings that are not considered part of the cost of the transaction in the purchase price allocation. These costs were incurred by us due to the fact that Alamosa Holdings has no employees.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $21,723 in the quarter ended September 30, 2005, which was 19 percent higher than the $18,324 recorded in the quarter ended September 30, 2004. Depreciation totaled $61,047 in the nine months ended September 30, 2005, which was 12 percent higher than the $54,269 recorded in the nine months ended September 30, 2004. The increase in the three months and nine months ended September 30, 2005 is due to the increase in depreciable costs as a result of our capital expenditures in the last six months of 2004 and the first nine months of 2005.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint and the customer base acquired in connection with purchase transactions. Amortization expense of $7,664 in the quarter ended September 30, 2005 was comparable to the $7,562 in the quarter ended September 30, 2004. Amortization expense of $22,797 in the nine months ended September 30, 2005 was 7 percent less than the $24,524 in the nine months ended September 30, 2004. The decrease in the nine months ended September 30, 2005 is due to the subscriber bases acquired in the quarter ended March 31, 2001, which became fully amortized during the quarter ended March 31, 2004.

Loss on disposal of property and equipment – We recorded a loss on disposal of property and equipment in the three months and nine months ended September 30, 2005 of $286 and $393, respectively, compared to a loss of $172 and $3,082 in the three months and nine months ended September 30, 2004, respectively. Losses recorded in 2004 primarily relate to the abandonment of certain network equipment with a carrying value of approximately $2.1 million that had become technologically obsolete.

Non-cash compensation – Non-cash compensation expense of $922 in the quarter ended September 30, 2005 was significantly higher than the $20 in the quarter ended September 30, 2004. Non-cash compensation expense of $2,028 in the nine months ended September 30, 2005 was significantly higher than the $60 in the nine months ended September 30, 2004. The expense relates to vesting of restricted stock that had been awarded to certain of our officers. The increase in 2005 is due to the issuance of an additional 200,000 shares of restricted stock to our officers.

Income from operations – Our operating income for the quarter ended September 30, 2005 was $42,053 compared to $20,035 for the quarter ended September 30, 2004, representing an improvement of $22,018. Our operating income for the nine months ended September 30, 2005 was $110,724 compared to $46,938 for the nine months ended September 30, 2004, representing an improvement of $63,786. The improvement in operating income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment – The loss on debt extinguishment of $482 recorded in the nine months ended September 30, 2005 includes a premium paid on early redemption of our 12 7/8% Senior Discount Notes in April 2005 of $411 and $71 in unamortized loan costs written off upon the redemption of these notes. The loss on debt extinguishment of $13,101 recorded in the nine months ended September 30, 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash. Income of $967 in the quarter ended September 30, 2005 was significantly higher than the $358 earned in the quarter ended September 30, 2004. Income of $2,566 in the nine months ended September 30, 2005 was significantly higher than the $744 earned in the nine months ended September 30, 2004. The increase in interest and other income earned in the three months and nine months ended September 30, 2005 is primarily due to the fact that during 2004, the Board of Directors approved a change in the Company's investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. As a result, excess cash has been invested in higher yielding instruments. Additionally, the yields on all of our investments have increased during 2005 due to increases in market interest rates.

Interest expense – Interest expense for the quarters ended September 30, 2005 and 2004 included non-cash interest of $2,427 and $6,525, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The increase in total interest expense to $19,813 in the quarter ended September 30, 2005 from $19,206 in the quarter ended September 30, 2004 is due primarily to the issuance of the 8 1/2% Senior Notes in the first quarter of 2004 which were at a slightly higher interest rate than the secured credit facility that was terminated with the proceeds from the 8 1/2% Senior Notes. Interest expense for the nine months ended September 30, 2005 and 2004 included non-cash interest of $16,052 and $19,075, respectively. The increase in total interest expense to $58,965 in the nine months ended September 30, 2005 from $56,393 in the nine months ended September 30, 2004 is also due to the increased level of debt after the debt exchange completed in November 2004 coupled with a lower interest rate on senior notes issued in January 2004.

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

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the third quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was further increased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. The 2005 forecasted annual effective tax rate reflects a release of a portion of the valuation allowance based upon projected 2005 taxable income. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities – Operating cash flows increased $17,694 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is primarily due to an increase in net income of $63,948 reduced by advances to Alamosa Holdings of approximately $22,000 in connection with Alamosa Holdings' acquisition of AirGate in the first quarter of 2005.

Investing activities – Our investing cash flows were negative $78,459 in the nine months ended September 30, 2005 compared to negative $113,990 in the nine months ended September 30, 2004. Cash purchases of property and equipment were $76,319 and $63,765 in the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2004, we invested approximately $50 million in short term investments.

Financing activities – Our financing cash flows decreased in the nine months ended September 30, 2005 to negative $81,112 from positive $33,031 in the nine months ended September 30, 2004. In the nine months ended September 30, 2004, we received net proceeds from an offering of senior notes of approximately $242 million, which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. In the nine months ended September 30, 2005, we made capital distributions to Alamosa Holdings in the amount of $74,230 in connection with Alamosa Holdings' acquisition of AirGate.

Liquidity and Capital Resources

Since inception, we have financed our operations through capital contributions from our owners, debt financing and proceeds generated from public offerings of our common stock. The proceeds from these transactions have been used to fund the build-out of our portion of the PCS network of Sprint, subscriber acquisition costs and working capital.

While we have incurred net losses and negative cash flows from operating activities in the past, we generated approximately $132 million and approximately $107 million in cash flows from operating activities for the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. Additionally, we reported net income of $45 million for the nine months ended September 30, 2005.

As of September 30, 2005, we had $74 million of cash on hand as well as $52 million in short-term investments, which we believe will be sufficient to fund expected capital expenditures and to cover our working capital and debt service requirements (including dividends on Alamosa Holdings preferred stock) for at least the next 12 months.

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

Future Trends That May Affect Operating Results, Liquidity and Capital Resources

On December 15, 2004, Sprint Corporation ("Sprint") and Nextel Communications, Inc. ("Nextel") announced a proposed merger of their two companies. Nextel operated a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and Nextel closed the merger on August 12, 2005.

Based upon the terms of the exclusivity covenants contained in the management agreement between Sprint and AirGate PCS, Inc., a wholly-owned subsidiary of Alamosa Holdings and a sister company to us, Alamosa Holdings believes that Nextel's operation of a wireless mobility communications network in territories in which AirGate operates from and after the closing of the Sprint-Nextel merger constitutes a breach of the exclusivity covenants in the AirGate management agreement with Sprint. Moreover, based upon public statements and disclosures made by Sprint and Nextel, we believe that actions that Sprint and Nextel may take in connection with the integration of their operations following completion of the merger may constitute a breach of the exclusivity and certain other provisions of the management agreements between Sprint and our operating subsidiaries.

As previously disclosed, Alamosa Holdings had been engaged in discussions with Sprint in an attempt to reach a mutually acceptable resolution of the issues related to the Sprint-Nextel merger and its effect on the existing management agreements between Sprint and Alamosa Holdings' subsidiaries. On August 8, 2005, AirGate filed a lawsuit against Sprint, certain of its affiliates and Nextel in the Delaware Court of Chancery alleging, among other things, that following the completion of the merger, Sprint would be in breach of the exclusivity covenants contained in its management agreement with AirGate and that Nextel unlawfully interfered with AirGate's exclusive rights under such agreement. The complaint seeks, among other things, an order directing Sprint and its affiliates to specifically perform their contractual obligations under their agreements with AirGate, an injunction preventing Sprint and Nextel from taking any action or entering into any agreement that would violate the exclusivity covenants contained in the agreements, a declaratory judgment declaring the rights, remedies and obligations of the parties under the agreements, and damages. We, along with our operating subsidiaries, also may decide to pursue remedies against Sprint and Nextel, including bringing a lawsuit against Sprint and Nextel.

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

We may experience a higher average monthly churn rate than we are currently anticipating. Our average monthly churn for the third quarter of 2005 was 2.3 percent compared to 2.3 percent for the year ended December 31, 2004 and 2.7 percent for the year ended December 31, 2003. If average monthly churn increases over the long-term, we would lose the cash flows attributable to those customers.

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

PART II - OTHER INFORMATION

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

ALAMOSA (DELAWARE), INC. (Registrant)

/s/ David E. Sharbutt
David E. Sharbutt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ Kendall W. Cowan
Kendall W. Cowan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
3.1	Amended and Restated Certificate of Incorporation of Alamosa (Delaware), Inc., filed as Exhibit 3.1 to Form 10-Q of Alamosa (Delaware), Inc. for the quarterly period ended June 30, 2001 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa (Delaware), Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.1†	2006 Board and Board Committee Member Compensation Plan, filed as exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc. (SEC File No. 000-16793), dated October 31, 2005, which exhibit is incorporated herein by reference.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†     Exhibit is management contract or compensatory plan.

*     Exhibit is filed herewith.