Form 10-K
period 2005-12-31
ALAMOSA DELAWARE INC
filed 2006-03-31
CIK 1097722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER: 001-15657

ALAMOSA (DELAWARE), INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2843707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 EDMUND HALLEY DRIVE
RESTON, VIRGINIA 20191
(Address of principal executive offices, including zip code)

(703) 433-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer     Accelerated filer     Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes     No

There is currently no public market for the registrant’s common stock.

As of March 31, 2006, 100 shares of common stock, par value $.01 per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

The registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this Form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).

PART I

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), which can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘might,’’ ‘‘could,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project’’ or ‘‘continue’’ or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation, the statements under ‘‘Item 1. Business,’’ ‘‘Item 1A. Risk Factors’’ and ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and located elsewhere herein regarding our financial position and liquidity are forward-looking statements. These forward-looking statements also include:

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, include, but are not limited to:

•	our dependence on our affiliation with Sprint Nextel;

•	modifications or amendments to the terms, or termination, of our affiliation agreements with Sprint PCS, including fees paid or charged to us and other program requirements;

•	our dependence on back office services, such as billing and customer care, provided by Sprint Nextel;

•	potential fluctuations in our operating results;

•	our ability to predict future customer growth, as well as other key operating metrics;

•	changes or advances in technology;

•	the ability to leverage third generation products and services;

•	subscriber credit quality;

•	our ability to attract and retain skilled personnel;

•	our potential need for additional capital;

•	our inability to predict the outcomes of potentially material litigation;

•	changes in government regulation;

•	general economic and business conditions;

•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the effects of vigorous competition and the overall demand for our service offerings in the markets in which we operate and the impact of new, emerging and competing technologies on our business;

•	the costs and business risks associated with providing new services and entering new markets;

•	the impact of potential adverse change in the ratings afforded our debt securities by ratings agencies;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced in this annual report on Form 10-K and from time to time in other filings of ours with the Securities and Exchange Commission (‘‘SEC’’) including in ‘‘Item 1A. Risk Factors.’’

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

ITEM 1.	BUSINESS.

For convenience in this annual report, unless indicated otherwise, ‘‘Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to Alamosa (Delaware), Inc. and its subsidiaries. ‘‘Alamosa Holdings’’ refers exclusively to our parent company, Alamosa Holdings, Inc. ‘‘Sprint PCS’’ refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. ‘‘Sprint Nextel’’ refers to Sprint Nextel Corporation and its subsidiaries, including Sprint PCS. A ‘‘PCS Affiliate of Sprint Nextel’’ is an entity whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation agreements with Sprint Spectrum L.P. and/or its affiliates, or their successors. ‘‘Sprint PCS products and services’’ refer to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets, in any case, offered under the Sprint Nextel brand name.

References in this annual report on Form 10-K to us as a provider of wireless personal communications services or similar phrases generally refer to our building, owning and managing our portion of the PCS network of Sprint Nextel pursuant to our affiliation agreements with Sprint PCS. Sprint Nextel holds the spectrum licenses and controls the network through its agreements with us.

All references contained in this annual report on Form 10-K to resident population (‘‘POPs’’) are based on year-end 2000 population counts compiled by the U.S. Census Bureau adjusted for annual population growth rate estimates provided to us by Sprint Nextel.

Overview

We are a PCS Affiliate of Sprint Nextel, a wholly-owned subsidiary of Alamosa PCS Holdings and, as of February 1, 2006, an indirect wholly-owned subsidiary of Sprint Nextel. We have the right, pursuant to the terms of our affiliation agreements with Sprint PCS, to provide certain wireless mobility communications network services under the Sprint Nextel brand name in a territory encompassing over 15.8 million residents primarily located in portions of Texas, New Mexico, Oklahoma, Arizona, Colorado, Wisconsin, Missouri, Washington, Oregon, Arkansas, Kansas, and Illinois. For the year ended December 31, 2005, we generated $958 million in revenue, $182 million in cash flows from operating activities and reported net income of $55 million. As of December 31, 2005, we had approximately 1 million subscribers.

We launched Sprint wireless services in our first market in June 1999 and, as of December 31, 2005, operated in the 88 basic trading areas (‘‘BTAs’’) assigned to us under our affiliation agreements with Sprint. At December 31, 2005, our network covered approximately 13.6 million POPs, or approximately 86% of the total POPs in our markets. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory. Sprint Nextel, along with its PCS Affiliates, operates a 100% digital, 100% PCS nationwide wireless network in the United States and provides wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands. Like Sprint Nextel, we utilize code division multiple access (‘‘CDMA’’) technology across our portion of the PCS Network of Sprint Nextel.

Our Background

Alamosa (Delaware), Inc. (‘‘Alamosa (Delaware)’’) is a direct wholly-owned subsidiary of Alamosa PCS Holdings, Inc. and an indirect wholly-owned subsidiary of Alamosa Holdings, Inc.

(‘‘Alamosa Holdings’’). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Southeastern, Northwestern and Midwestern United States. Alamosa (Delaware) was formed in October 1999 under the name ‘‘Alamosa PCS Holdings, Inc.’’ to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC’s (‘‘Alamosa LLC’’) membership interests, and Alamosa LLC became wholly-owned by Alamosa (Delaware). Alamosa (Delaware) and its subsidiaries are collectively referred to in these consolidated financial statements as the ‘‘Company.’’

On December 14, 2000, Alamosa (Delaware) formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of Alamosa (Delaware) was converted into one share of the new holding company, and the former public company, which was renamed ‘‘Alamosa (Delaware), Inc.’’ became a wholly-owned subsidiary of the new holding company, which was renamed ‘‘Alamosa PCS Holdings, Inc.’’

On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. (‘‘Alamosa PCS Holdings’’) and its subsidiaries pursuant to a reorganization transaction in which a wholly-owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly-owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock.

On February 15, 2005, Alamosa Holdings completed its acquisition of AirGate PCS, Inc. (‘‘AirGate’’). AirGate is a PCS Affiliate of Sprint Nextel and has the right to provide wireless communications services under the Sprint Nextel brand name in its licensed territory, which includes most of the state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. AirGate is a direct wholly-owned subsidiary of Alamosa Holdings and a sister company to Alamosa (Delaware). The results of operations of AirGate are included in the consolidated financial statements of Alamosa Holdings from the date of acquisition. The consolidated financial statements of Alamosa (Delaware) do not contain results of operations of AirGate.

On November 21, 2005, an agreement and plan of merger among Sprint Nextel, AHI Merger Sub Inc. and Alamosa Holdings was entered into providing for the merger of Alamosa Holdings with and into AHI Merger Sub Inc., a wholly-owned subsidiary of Sprint Nextel. The agreement was approved by Alamosa Holdings’ stockholders on January 25, 2006 and the transaction was completed on February 1, 2006. Upon the completion of the transaction, Alamosa Holdings became a wholly-owned subsidiary of Sprint Nextel and Alamosa (Delaware) became an indirect wholly-owned subsidiary of Sprint Nextel.

Our Relationship with Sprint Nextel

Sprint Nextel directly operates its PCS network in major markets throughout the United States and, through Sprint PCS, has entered into independent agreements with various companies such as us, under which each has become a PCS Affiliate of Sprint Nextel and has agreed to construct and manage PCS networks in smaller metropolitan areas and along major highways designed to operate seamlessly with the nationwide PCS network of Sprint.

Pursuant to our affiliation agreements with Sprint PCS, we agreed to provide network coverage to a minimum percentage of the POPs in our territory within specified time periods. We are in compliance with our network build-out requirements and Sprint Nextel’s other program requirements. The build-out of our territory has significantly extended Sprint Nextel’s wireless coverage in the Southwestern, Northwestern and Midwestern regions of the United States.

Our affiliation with Sprint Nextel allows us to offer high quality, branded wireless voice and data services for a lower cost and lower capital requirements than would otherwise be possible and to also benefit from Sprint Nextel’s:

•	Marketing – We market Sprint branded wireless products and services through Sprint Nextel’s existing relationships with major national retailers under the highly recognizable Sprint brand name.

•	National Network – Our subscribers can immediately access Sprint Nextel’s national PCS network, which includes over 300 major metropolitan areas.

•	Advanced Technology – We believe that the CDMA technology used in our network offers advantages in capacity and voice quality, as well as access to advanced features such as Sprint Nextel’s suite of ‘‘PCS Vision’’ products.

•	Handset Availability and Pricing – Sprint Nextel’s purchasing leverage allows us to acquire handsets more quickly and at a lower cost than we could without our affiliation with Sprint Nextel.

•	National Reseller Agreements – We receive additional revenue as a result of Sprint Nextel’s relationships with wireless resellers, including Virgin Mobile and Qwest Wireless, when customers of those resellers use our portion of the PCS network of Sprint Nextel.

Markets

We believe we operate in highly attractive markets. We believe our markets are attractive for a number of reasons:

•	Fewer Competitors Market-by-Market – Because we operate in less populated markets, we believe that we face fewer competitors in most markets in our territory than wireless providers that operate in more urban areas typically face.

•	Proximity to Large U.S. Urban Centers – Our territory is located near or around several large U.S. urban centers, including Dallas, Denver, Kansas City, Milwaukee, Minneapolis, Oklahoma City, Phoenix, Portland, St. Louis, San Antonio, Seattle, Tulsa and Wichita. This has led to a favorable ratio of wireless subscribers based outside of our territory using our portion of the PCS network of Sprint as compared to our subscribers using wireless communications networks outside our territory.

•	Attractive Roaming and Travel Characteristics – Given the rural nature of many of our markets and our extensive coverage of the major and secondary highways in our markets, we have consistently received significant roaming revenue from wireless subscribers using our portion of the PCS network of Sprint.

•	High Population Growth Markets – The overall population growth in our territory has been above the national average over the past five years.

The following table lists the location, BTA number, megahertz (‘‘MHz’’) of licensed spectrum held by Sprint Nextel and estimated total residents for each of the BTAs that comprise our territory under our affiliation agreements with Sprint Nextel as of December 31, 2005. The number of estimated covered residents does not represent the number of wireless subscribers that we expect to be based in our territory.

LOCATION	BTA NO. (1)	MHZ OF LICENSED SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
ARKANSAS
Fayetteville-Springdale-Rogers	140	30	325,400
Fort Smith	153	30	326,700
Little Rock (4)	257	30	15,900
Russellville	387	30	98,500
			766,500	688,200

LOCATION	BTA NO. (1)	MHZ OF LICENSED SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
ARIZONA
Flagstaff	144	30	116,300
Las Vegas, NV (Arizona side) (4)	245	30	143,100
Prescott	362	30	167,500
Phoenix (4)	347	30	105,900
Sierra Vista-Douglas	420	30	117,800
Tucson (4)	447	30	1,600
Yuma	486	30	158,700
			810,900	678,500
CALIFORNIA
El Centro-Calexico	124	30	143,700
San Diego (4)	402	30	1,000
			144,700	150,400
COLORADO
Colorado Springs (4)	89	30	1,400
Farmington, NM-Durango, CO	139	20	208,300
Grand Junction	168	30	246,100
Pueblo	66	30	312,800
			768,600	569,500
ILLINOIS
Carbondale-Marion	67	30	214,200	151,000
KANSAS
Pittsburgh-Parsons	349	30	92,500
Emporia	129	30	47,800
Hutchinson (4)	200	30	29,500
Manhattan-Junction City	275	30	117,800
Salina	396	30	144,400
			432,000	312,800
MINNESOTA
La Crosse, WI-Winona, MN	234	30	321,200
Minneapolis-St. Paul (4)	298	30	83,600
			404,800	260,700
MISSOURI
Cape Girardeau-Sikeston	66	30	189,500
Columbia	90	30	216,900
Jefferson City	217	30	164,400
Kirksville	230	30	57,300
Poplar Bluff	355	30	153,900
Quincy, IL-Hannibal	367	30	184,900
Rolla	383	30	104,700
St. Joseph	393	30	196,600
Sedalia	414	30	91,900
Springfield	428	30	660,000
West Plains	470	30	77,100
Kansas City (4)	226	30	32,200
			2,129,400	1,668,000

LOCATION	BTA NO. (1)	MHZ OF LICENSED SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
NEW MEXICO
Albuquerque	8	20	832,200
Carlsbad	68	10	51,600
Clovis	87	30	75,300
Gallup	162	15	143,800
Hobbs	191	30	55,500
Roswell	386	15	80,800
Santa Fe	407	20	218,900
Las Cruces	244	15	250,200
			1,708,300	1,543,500
OKLAHOMA
Joplin, MO-Miami	220	30	247,300
Ada	4	30	54,100
Ardmore	19	30	90,900
Bartlesville	31	30	49,000
Enid	130	30	85,700
Lawton-Duncan	248	30	181,000
McAlester	267	30	54,800
Muskogee	311	30	164,200
Oklahoma City (4)	329	30	483,600
Ponca City	354	30	49,900
Stillwater	433	30	79,400
Tulsa (4)	448	30	241,000
			1,780,900	1,666,200
OREGON
Bend	38	30	153,600
Coos Bay-North Bend	97	30	83,700
Klamath Falls	231	30	80,600
Medford-Grants Pass	288	30	257,000
Portland (4)	358	30	80,200
Roseburg	385	30	100,400
Walla Walla, WA-Pendleton, OR	460	30	174,400
			929,900	770,400
TEXAS
Eagle Pass-Del Rio	121	30	117,400
El Paso	128	20	747,900
Laredo	242	30	216,400
Wichita Falls	473	30	222,300
Abilene	3	30	261,700
Amarillo	13	30	410,300
Big Spring	40	30	35,800
Lubbock	264	30	409,200
Midland	296	30	120,700
Odessa	327	30	209,100
San Angelo	400	30	161,900
Brownwood	171	30	56,900
Dallas-Ft. Worth	101	30	11,700
Temple-Killeen	441	30	3,800
Corpus Christi	99	30	7,800
			2,992,900	2,842,500

LOCATION	BTA NO. (1)	MHZ OF LICENSED SPECTRUM	ESTIMATED TOTAL POPs (2)	ESTIMATED COVERED POPs (3)
WASHINGTON
Kennewick-Pasco-Richland	228	30	191,800
Wenatchee	468	30	213,200
Yakima	482	30	256,000
			661,000	610,500
WISCONSIN
Appleton-Oshkosh	18	20	452,800
Eau Claire	123	30	195,400
Fond du Lac	148	20	97,300
Green Bay	173	20	355,600
Madison (4)	272	20	143,400
Manitowoc	276	20	82,900
Marinette, Menominee	279	20	43,700
Milwaukee (4)	297	30	85,900
Sheboygan	417	20	112,600
Stevens Point-Marshfield-Wisconsin Rapids	432	30	214,300
Wausau-Rhinelander	466	30	244,000
			2,027,900	1,696,300
TOTAL			15,772,000	13,608,500

(1)	BTA No. refers to the basic trading area number assigned to that market by the Federal Communications Commission (in alphabetical order by name) for the purposes of issuing licenses for wireless services.

(2)	Estimated total POPs is based on estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint Nextel.

(3)	Estimated covered POPs is based on our actual network coverage (neg 103db) using estimates of 2000 population counts compiled by the U.S. Census Bureau adjusted by published population growth rate estimates provided to us by Sprint Nextel.

(4)	Total POPs and covered POPs for these markets reflect only those POPs contained in our licensed territory within the BTA, not the total POPs or covered POPs in the entire BTA.

Network Operations

The effective operation of our portion of the PCS network of Sprint requires:

•	deployment of wireless network systems and assets, including radio transmitter sites and switching systems;

•	public switched and long distance interconnection;

•	the implementation of roaming arrangements; and

•	the development of network monitoring systems.

Our portion of the PCS network of Sprint Nextel connects to the public switched telephone network to facilitate the origination and termination of traffic between the wireless network and both local exchange and long distance carriers. Through our arrangements with Sprint Nextel and Sprint Nextel’s arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other wireless networks. We monitor our portion of the PCS network of Sprint Nextel during normal business hours. For after-hours monitoring, the PCS Network Operating Centers of Sprint provide 24 hours, seven days a week monitoring of our portion of the PCS network of Sprint and real-time notification to our designated personnel.

As of December 31, 2005, our portion of the PCS network of Sprint Nextel included 2,114 base stations and 9 switching centers.

Products and Services

We offer wireless voice and data products and services throughout our territories under the Sprint Nextel brand name. Our services are typically designed to align with the service offerings of Sprint Nextel and to integrate with the PCS network of Sprint Nextel. The PCS service packages we currently offer include the following:

100% Digital Wireless Network with Service Across the Country – We are part of a 100% digital wireless personal communications services network on which wireless services are available in all 50 states, Puerto Rico and the U.S. Virgin Islands. Our customers may access PCS services from Sprint Nextel throughout the PCS network of Sprint Nextel, which includes over 300 major metropolitan areas across the United States. Dual-band/dual-mode or tri-mode handsets allow roaming on certain other wireless networks where Sprint Nextel has roaming agreements.

Third Generation Services – We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost efficient manner. We, along with Sprint Nextel, launched third generation (‘‘3G’’) capability in our markets in the third quarter of 2002 with the implementation of one time radio transmission technology or 1XRTT. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. PCS Vision is Sprint Nextel’s suite of products designed to utilize 3G services and allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per-second with average throughput speeds in the range of 50-70 kilobits per second. Evolution Data Only (‘‘EvDO’’) technology is the next evolution in CDMA 3G technology which will allow for transmission of data at increased speeds. Although Sprint Nextel has implemented EvDO in portions of its PCS network, we have not yet implemented any EV-DO technology in our network.

Other Services – In addition to these services, we may also offer wireless local loop services in our territories, but only where Sprint Nextel is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the PCS network of Sprint Nextel to take advantage of CDMA technology. Sprint Nextel conducts ongoing research and development to produce innovative services that are intended to give Sprint Nextel and PCS Affiliates of Sprint Nextel a competitive advantage. We may incur additional expenses in modifying our technology to provide these additional features and services.

Roaming

Sprint PCS Roaming – Sprint PCS roaming includes both inbound roaming, when Sprint Nextel wireless subscribers based outside of our territory use our portion of the PCS network of Sprint Nextel, and outbound roaming, when our subscribers use the PCS network of Sprint Nextel and other PCS Affiliates of Sprint Nextel outside of our territory. We have a reciprocal per minute fee with Sprint Nextel for inbound and outbound Sprint PCS roaming. Our ratio of inbound to outbound roaming minutes with Sprint Nextel was approximately 1.18 to 1 in 2005 and is expected to decline to approximately 1 to 1 over time. Sprint PCS roaming revenue is not subject to the 8% affiliation fee that Sprint Nextel retains on revenues billed to subscribers based in our territory.

In addition to voice roaming, we have a reciprocal per-kilobit (‘‘Kb’’) fee with Sprint Nextel for inbound and outbound data usage.

Non-Sprint PCS Roaming – Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our portion of the PCS network of Sprint Nextel, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Sprint Nextel negotiates the roaming agreements with these other wireless service providers. These wireless service providers must pay fees for their subscribers’ use of our network, and as part of our revenues, we are entitled to 92% of these fees. Currently, pursuant to our services agreements with Sprint Nextel, Sprint Nextel bills these wireless service providers for these roaming fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint Nextel then bills our subscriber for use of that provider’s network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

Reseller Agreements – We also recognize revenue from subscribers of various wholesale resellers of personal communications services such as Virgin Mobile and Qwest Wireless when those subscribers use our portion of the PCS network of Sprint. These reseller agreements are negotiated by Sprint Nextel, and we receive a per-minute rate for each minute that the subscribers of these resellers use our portion of the PCS network of Sprint Nextel. These subscribers may be based within or outside our territory.

Marketing Strategy

Our marketing strategy is to complement Sprint Nextel’s national marketing strategies with techniques tailored to each of the specific markets in our territories.

Use Sprint's Brand – We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the customers’ point of view, they use our portion of the PCS network of Sprint Nextel and the rest of the PCS network of Sprint Nextel and other PCS Affiliates of Sprint Nextel as a unified national network.

Advertising and Promotions – Sprint Nextel promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint Nextel’s national advertising campaigns, we advertise and promote Sprint branded wireless products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials developed by Sprint Nextel relating to Sprint branded wireless products and services and have to pay only the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, and material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint branded wireless products and services by third party retailers in our territory, such as RadioShack and Best Buy. We must pay the cost of specialized Sprint Nextel print advertising by third party retailers. Sprint Nextel also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate, or free minutes or Kb of use for limited time periods. We offer these promotional campaigns to potential customers in our territories.

Sales Force with Local Presence – We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local distributors, direct business-to-business contacts and other channels. Our marketing teams also participate in local clubs and civic organizations such as the Chamber of Commerce, Rotary and Kiwanis.

Sales and Distribution

Our sales and distribution plan is designed to mirror Sprint Nextel’s multiple channel sales and distribution plan for Sprint branded wireless services and to enhance it through the development of local distribution channels. Key elements of our sales and distribution plan consist of the following:

Retail Stores – As of December 31, 2005, we operated 81 retail stores offering Sprint branded wireless products and services at various locations within our markets. These stores provide us with a local presence and visibility in the markets within our territory. Following the Sprint Nextel model, these stores are designed to facilitate retail sales, subscriber activation, bill collection and customer service. In addition to retail stores that we operate, we have entered into agreements with exclusive agents that operate additional stores offering Sprint branded wireless products and services in our territory to further expand our distribution channels. These ‘‘branded stores’’ function similarly to our company-operated stores but are operated by third parties. These third parties purchase subscriber equipment, including handsets and accessories, from us and resell it to the consumer, for which the third party receives compensation in the form of commissions. As of December 31, 2005, we had 90 of these branded stores operating in our territory.

National Third Party Retail Stores – Sprint Nextel has national distribution agreements with various national retailers such as RadioShack and Best Buy for such retailers to sell Sprint branded wireless products and services. These national agreements cover retailers’ stores in our territory, and as of December 31, 2005, these retailers had approximately 598 locations in our territory.

Local Indirect Agents – We contract directly with local indirect retailers in our territory. These retailers are typically local businesses that have a presence in our markets. Local indirect agents purchase handsets and other retail equipment from us and market Sprint branded wireless products and services on our behalf. These local indirect agents may also market wireless telecommunications services provided by other carriers as well. We are responsible for managing this distribution channel and as of December 31, 2005 these local indirect agents had approximately 74 locations within our licensed territory. We compensate local indirect agents through commissions for subscriber activations.

Electronic Commerce – We gain new subscribers who purchase wireless services from the Internet site maintained by Sprint Nextel, www.sprint.com.

Distribution Mix – During 2005, our distribution mix was:

Retail stores	37%
National retailers	24
Local indirect agents (including branded stores)	22
Other (electronic commerce and business channel)	17
100%

Seasonality

Our business is subject to seasonality because much of the wireless telecommunications industry is heavily dependent on calendar fourth quarter results. Among other things, the industry relies on higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. A number of factors contribute to this trend, including:

•	the heavy reliance on retail distribution, which is dependent upon the year-end holiday shopping season;

•	the timing of new product and service announcements and introductions;

•	competitive pricing pressures; and

•	aggressive marketing and promotions.

Technology

In 1993, the Federal Communications Commission (‘‘FCC’’) allocated the 1900 MHz frequency block of the radio spectrum for wireless personal communications services. Wireless personal communications services differ from original analog cellular telephone service principally in that wireless personal communications services systems operate at a higher frequency and employ advanced digital technology. Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller’s voice. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks also achieve greater frequency reuse than analog networks resulting in greater capacity than analog networks. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks.

Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or ‘‘air interface protocols.’’ The FCC has not mandated a universal air interface protocol for wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access (‘‘TDMA’’) or global system for mobile communications (‘‘GSM’’). TDMA and GSM communications are both time division multiple access networks but are incompatible with each other. CDMA is incompatible with both GSM and TDMA networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular network in that area, if one is available. The same issue would apply to users of TDMA or GSM networks. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas in the country, these handsets will remain necessary for segments of the subscriber base.

Competition

Competition in the wireless telecommunications industry is intense. We compete with a number of wireless service providers in our markets. We believe that our primary competition is with national and regional wireless providers such as ALLTEL, Cingular Wireless, T-Mobile and Verizon Wireless. While we compete with one or more wireless carriers in each of the markets in our territory, none of these wireless service providers provide services in all of the markets in our territory.

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

Many of our competitors have significantly greater financial and technical resources and larger subscriber bases than we do. In addition, some of our competitors may be able to offer regional coverage in areas not served by our network or the PCS network of Sprint Nextel, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those that we offer. Wireless personal communications services operators will likely compete with us in providing some or all of the services available through our network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services that are competitive with those offered by Sprint Nextel.

We compete with a number of wireless carriers, including three other national wireless companies: Cingular Wireless, Verizon Wireless and T-Mobile. We also compete with regional providers of mobile wireless services, such as Alltel Corporation. Competition will increase to the extent that new firms enter the market as additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum, including wireless fidelity, or WiFi. The continued addition of MVNOs also contributes to increased competition.

We will compete to attract and retain customers principally on the basis of:

•	services and features;

•	our network coverage and reliability; and

•	price.

Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

•	new services and technologies that may be introduced;

•	changes in consumer preferences;

•	demographic trends;

•	economic conditions; and

•	discount pricing strategies by competitors.

Pricing is an important factor in potential customers’ purchase decisions. To the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings also may adversely impact customer retention. See ‘‘Item 1A. – Risk Factors – We face intense competition that may reduce our market share and harm our financial performance.’’

Intellectual Property

Sprint Nextel owns numerous patents, patent applications, service marks and trademarks in the United States and other countries. ‘‘Sprint,’’ ‘‘PowerVision,’’ and ‘‘Sprint PCS’’ are registered trademarks of Sprint Nextel. We use the Sprint brand name, specified symbols and other service marks of Sprint in connection with marketing and providing wireless services within our territory. Under the terms of our trademark and service mark license agreements with Sprint Nextel, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

Our trademark license and service mark agreements with Sprint Nextel contain numerous restrictions with respect to our use and modification of any of the licensed marks. See ‘‘Our Affiliation Agreements with Sprint PCS — The Trademark and Service Mark License Agreements’’ for more information on this topic.

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

Employees

As of December 31, 2005, we employed 949 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Our Affiliation Agreements with Sprint PCS

We have entered into four major affiliation agreements with Sprint PCS:

•	a management agreement;

•	a services agreement; and

•	two trademark and service mark license agreements with different Sprint Nextel entities.

We entered into one set of these agreements for our markets in the Southwestern part of the United States and another set of these agreements for our markets in Wisconsin. Roberts Wireless entered into a set of these agreements for its markets in Illinois, Kansas and Missouri, which we assumed pursuant to our acquisition of Roberts Wireless in 2001. Washington Oregon Wireless

(‘‘WOW’’) entered into a set of these agreements for its markets in Washington and Oregon, which we assumed pursuant to our acquisition of WOW in 2001. Southwest PCS entered into a set of these agreements for its markets in Oklahoma, Kansas, Texas and Arkansas, which we assumed pursuant to our acquisition of Southwest PCS in 2001. Therefore, we now operate under five sets of affiliation agreements with Sprint PCS. As used in this description, the term ‘‘operating subsidiaries’’ refers to each of our subsidiaries that have entered into affiliation agreements with Sprint Nextel. Except as described herein, the material terms of the affiliation agreements entered into by our operating subsidiaries, including the amendments we recently entered into with Sprint Nextel, are substantially identical and apply to all of our territories.

Under our affiliation agreements with Sprint Nextel, we have the right to provide certain wireless mobility communications services under the Sprint brand name in our territory. Sprint Nextel holds the spectrum licenses. Our affiliation agreements with Sprint Nextel require us to interface with the PCS network of Sprint Nextel by building our portion of the PCS network of Sprint Nextel to operate on the wireless personal communications services frequencies licensed to Sprint Nextel.

A breach or event of termination, as the case may be, under any of our affiliation agreements by one of our operating subsidiaries will also constitute a breach or event of termination, as the case may be, by all other operating subsidiaries of the same provision of the applicable affiliation agreement to which each operating subsidiary is a party. Each operating subsidiary has the right to cure only its breach and has no right to cure any breach or event of termination by another operating subsidiary.

Alamosa Holdings, our parent corporation, is a wholly-owned subsidiary of Sprint Nextel. Sprint PCS also is wholly-owned by Sprint Nextel. Consequently, Sprint Nextel controls us and Sprint PCS and, subject to our obligations under the indentures under which our senior notes were issued, may seek to cause us to amend, modify or terminate any or all of the agreements and arrangements described below. The following is a description of the material terms and provisions of our affiliation agreements with Sprint PCS. This description does not restate such affiliation agreements in their entirety, and this description is qualified in its entirety by reference to all of the provisions of the affiliation agreements. We urge you to read the affiliation agreements because they, and not this description, define our rights and obligations, and those of Sprint PCS.

The Management Agreements – Under our management agreements with Sprint Nextel, we have agreed to:

•	own, construct and manage a wireless PCS network in our territory in compliance with FCC license requirements and other technical requirements contained in our management agreements;

•	distribute Sprint PCS products and services;

•	use Sprint Nextel’s and our own distribution channels in our territory;

•	conduct advertising and promotion activities in our territory; and

•	manage that portion of the wireless customer base assigned to our territory.

Sprint Nextel has the right to supervise our wireless PCS network operations and the right to unconditional access to our portion of the PCS network of Sprint Nextel.

Rights to Manage and Operate PCS Network – The Management Agreement sets forth our rights to manage and operate a wireless mobility communications network for Sprint Nextel in our territories, and restricts Sprint Nextel’s ability to own, operate, build or manage certain wireless mobility communications networks, or sell certain wireless services within specified geographical areas. Sprint Nextel, among other things, is permitted to make national sales to companies in our territory, and to sell Sprint branded wireless products and services through national and regional distributors and to permit resale of Sprint branded wireless products and services in our territory.

Network Build-Out – Our management agreements specify the terms of the Sprint Nextel affiliation, including the required network build-out plan. We have agreed by specified dates to cover a specified percentage of the population within each of the markets that make up our territory. Our management agreements also require us to reimburse Sprint Nextel one-half of the microwave clearing costs for our territory. We are in compliance with our network build-out requirements and Sprint Nextel’s other program requirements.

If Sprint Nextel decides to expand the geographic size of the network coverage within our territory, Sprint Nextel must provide us with written notice of the proposed expansion.

Under our management agreements for our territories, with the exception of the management agreement we assumed pursuant to our acquisition of WOW, we have a 90-day right of first refusal to build-out the proposed expansion area. If we choose not to build-out the proposed area, then Sprint Nextel may build-out the area itself or allow another PCS Affiliate of Sprint Nextel to do so.

Under our management agreement for the territories we assumed pursuant to our acquisition of WOW, we have agreed to build-out any proposed expansion area. Sprint Nextel has agreed not to require coverage in our markets covered by this management agreement that exceeds the capacity and footprint parameters that Sprint Nextel has adopted for all its comparable markets. This management agreement also contains a mechanism for us to appeal to Sprint Nextel if the build-out is not economically advantageous for us. If we fail to build-out the proposed expansion area, Sprint Nextel has the termination rights described below under ‘‘Termination of Our Management Agreements.’’

Products and Services – Our management agreements identify the products and services that we can offer in our territory. These services include, but are not limited to, Sprint branded wireless products and services available as of the date of the agreements, or as modified by Sprint Nextel.

National Sales Programs – We must participate in the Sprint Nextel wireless sales programs for sales to Sprint Nextel’s corporate accounts and will pay the expenses and receive the compensation from Sprint Nextel relative to sales to customers of those accounts located in our territory. We must use Sprint Nextel’s long distance service, which we can buy at the best prices offered to comparably situated Sprint Nextel wholesale customers. However, under our management agreements, we may purchase private line capacity for call routing directly from Sprint Nextel, if we can obtain more favorable terms, and Sprint Nextel has agreed to provide us with such capacity at the best price offered to similarly situated third parties. Under our management agreements, we are prohibited from reselling long distance service to other carriers. However, we may (i) transport long distance calls for customers, (ii) transport long distance calls for resellers when such resale is subject to FCC mandate or when Sprint Nextel chooses to make such resale available, or (iii) transport long distance calls for purposes of roaming.

Service Pricing, Roaming and Fees – We must offer PCS subscriber pricing plans from Sprint Nextel designated for regional or national offerings. We are permitted to establish our own local price plans for PCS products and services offered only in our territory, subject to Sprint Nextel’s approval. We are entitled to receive a weekly fee from Sprint Nextel equal to 92% of net ‘‘billed revenues’’ related to customer activity less applicable write-offs. Outbound non-Sprint PCS roaming billed to subscribers based in our territory, proceeds from the sales of handsets and accessories and amounts collected with respect to taxes and proceeds from sales of our products and services are not considered ‘‘billed revenues.’’ Billed revenues generally include all other customer account activity for Sprint branded wireless products and services in our territory, which includes such activities billed to, attributed to or otherwise reflected in customers’ accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to 92% of any federal or state subsidies attributable to our territory or customers. Many subscribers of Sprint branded wireless services purchase bundled pricing plans that allow roaming anywhere on the nationwide PCS network of Sprint Nextel without incremental PCS roaming charges. However, we will earn Sprint PCS roaming revenue for every minute that a subscriber of Sprint branded wireless services from outside our territory enters our territory and uses our personal communications services, which is offset against amounts we owe as expenses for every minute that our subscribers use services outside our territory. The analog roaming rate onto a non-Sprint PCS provider’s network is set under Sprint Nextel’s third party roaming agreements.

Vendor Purchase Agreements – We may participate in discounted volume-based pricing on wireless-related products and warranties Sprint Nextel receives from its vendors. Sprint Nextel will use commercially reasonable efforts to obtain for us the same prices as Sprint Nextel receives from its vendors.

Advertising and Promotions – Sprint Nextel uses national as well as regional television, radio, print, outdoor and other advertising campaigns to promote its products. We benefit from the national advertising at no additional cost to us. In addition to Sprint Nextel’s national advertising campaigns, we advertise and promote Sprint branded products and services on a local level in our markets at our cost. We have the right to use any promotion or advertising materials relating to Sprint branded wireless products and services developed by Sprint Nextel and have to pay only the incremental cost of using those materials, such as the cost of local radio and television advertisement placements and incremental printing costs. Sprint Nextel also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our territory.

Program Requirements – We must comply with the Sprint Nextel program requirements for technical standards, customer service standards, roaming coverage and national and regional distribution and national accounts programs. Sprint Nextel can adjust the program requirements at any time. Under all management agreements, we can decline to implement changes in the program requirements under certain circumstances.

Non-Competition – We may not offer Sprint PCS products and services outside our territory without the prior written approval of Sprint Nextel. We may offer, market or promote telecommunications products and services within our territories only under the Sprint brand, our own brand, brands of our related parties or other products and services approved under our management agreements, except that no brand of a significant competitor of Sprint Nextel or its related parties may be used for those products and services. To the extent we have or will obtain licenses to provide wireless personal communications services outside our territory, we may not use the spectrum to offer Sprint branded products and services without prior written consent from Sprint Nextel.

Inability to Use Non-Sprint Brand – We may not market, promote, advertise, distribute, lease or sell any of the Sprint branded products and services on a non-branded, ‘‘private label’’ basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

Transfer of the PCS Network – In conjunction with the sale of its wireless PCS network, Sprint Nextel can sell, transfer or assign its wireless PCS network and any of its FCC licenses to a third party if the third party agrees to be bound by the terms of our management agreements and our services agreements.

Rights of First Refusal – Sprint Nextel has rights of first refusal to buy our assets upon a proposed sale of all or substantially all of our assets used in the operation of our portion of the PCS network of Sprint.

Term – Each of our management agreements has an initial term of 20 years with three 10-year renewal options, which would lengthen each of our management agreements to a total term of 50 years. The three 10-year renewal terms are automatically effectuated unless either Sprint Nextel provides us or we provide Sprint Nextel with two years prior written notice to terminate the agreement or unless we are in material default of our obligations under such agreement.

Termination of Our Management Agreements – Our management agreements can be terminated as a result of the following events:

•	termination of the spectrum licenses used in the CDMA network providing Sprint branded wireless services;

•	an uncured breach under our management agreements;

•	our management agreements not complying with any applicable law in any material respect; or

•	the termination of any of our trademark and service mark license agreements.

If we have the right to terminate our management agreements because of an event of termination caused by Sprint Nextel, generally we may:

•	require Sprint Nextel to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint Nextel for an amount equal to 80% of our ‘‘entire business value’’ as defined below;

•	in all areas in our territory where Sprint Nextel is the licensee for 20 MHz or more of the spectrum used in the CDMA network providing Sprint branded wireless services on the date it terminates our management agreements, require Sprint Nextel to assign to us, subject to governmental approval, up to 10 MHz of such licensed spectrum for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 9% of our ‘‘entire business value;’’ or

•	choose not to terminate our management agreements and sue Sprint Nextel for damages or submit the matter to arbitration.

If Sprint Nextel has the right to terminate our management agreements because of an event of termination caused by us, generally Sprint Nextel may:

•	require us to sell our operating assets to Sprint Nextel for an amount equal to 72% of our ‘‘entire business value;’’

•	require us to purchase, subject to governmental approval, the licensed spectrum used in the CDMA network providing Sprint branded wireless services in our territory for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 10% of our ‘‘entire business value;’’

•	take any action as Sprint Nextel deems necessary to cure the breach of our management agreements, including assuming responsibility for, and operating, our portion of the PCS network of Sprint; or

•	not terminate our management agreements and sue us for damages or submit the matter to arbitration.

Non-Renewal – If Sprint Nextel gives us timely notice that it does not intend to renew our management agreements, we may:

•	require Sprint Nextel to purchase all of our operating assets used in connection with our portion of the PCS network of Sprint Nextel for an amount equal to 80% of our ‘‘entire business value;’’ or

•	in all areas in our territory where Sprint Nextel is the licensee for 20 MHz or more of the spectrum used in the CDMA network providing Sprint branded wireless services on the date it terminates such management agreement, require Sprint Nextel to assign to us, subject to governmental approval, up to 10 MHz of such licensed spectrum for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 10% of our ‘‘entire business value.’’

If we give Sprint Nextel timely notice of non-renewal, or we and Sprint Nextel both give notice of non-renewal, or any of our management agreements expire with neither party giving a written notice of non-renewal, or if any of our management agreements can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint Nextel may:

•	purchase all of our operating assets for an amount equal to 80% of our ‘‘entire business value;’’ or

•	require us to purchase, subject to governmental approval, the licensed spectrum used in the CDMA network providing Sprint branded wireless services in our territories for an amount equal to the greater of either the original cost to Sprint Nextel of the license plus any microwave clearing costs paid by Sprint Nextel or 10% of our ‘‘entire business value.’’

Determination of Entire Business Value – If our ‘‘entire business value’’ is to be determined, Sprint Nextel and we will each select one independent appraiser and the two appraisers will select a third appraiser. The three appraisers will determine our ‘‘entire business value’’ on a going concern basis using the following principles:

•	the ‘‘entire business value’’ is based on the price a willing buyer would pay a willing seller for the entire ongoing business;

•	the entire business value will not be calculated in a manner that double counts the operating assets of one or more of our affiliates;

•	then-current customary means of valuing a wireless telecommunications business will be used;

•	the business is conducted under the Sprint Nextel brand and our affiliation agreements with Sprint Nextel;

•	we own the spectrum and frequencies presently owned by Sprint Nextel and subject to our affiliation agreements with Sprint Nextel; and

•	the valuation will not include any value for businesses not directly related to the PCS products and services from Sprint Nextel, and those businesses will not be included in the sale.

Insurance – We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under our management agreements and who are reasonably acceptable to Sprint Nextel, workers’ compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and ‘‘all risk’’ property insurance.

Indemnification – We have agreed to indemnify Sprint Nextel and its directors, employees and agents and related parties of Sprint Nextel and their directors, employees and agents against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint Nextel, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under such agreement, except that we will not be obligated to indemnify Sprint Nextel for any claims arising solely from the negligence or willful misconduct of Sprint Nextel. Sprint Nextel has agreed to indemnify us and our directors, employees and agents against all claims against any of the foregoing arising from Sprint Nextel’s violation of any law and from Sprint Nextel’s breach of any representation, warranty or covenant contained in our management agreements or any other agreement between us and Sprint Nextel, except Sprint Nextel will not be obligated to indemnify us for any claims arising solely from our negligence or willful misconduct.

Dispute Resolution – If the parties cannot resolve any dispute between themselves, either party to the agreement may continue to operate under the agreement and sue the other party for damages or seek other appropriate remedies as provided in the agreement.

The Services Agreements

Our services agreements outline various back office services provided by Sprint Nextel and available to us for an additional fee. We have agreed to obtain certain services from Sprint Nextel until December 31, 2006. The services agreements set forth pricing terms and provide a process by which we and Sprint PCS will renegotiate the fees paid to Sprint Nextel every three years, with the first pricing period ending on December 31, 2006. The prices currently in effect under our services agreements are effective until December 31, 2006. If we wish to obtain from a third party vendor a particular service that we currently obtain from Sprint Nextel under our services agreements, we may do so after December 31, 2006 or at the end of a subsequent three-year pricing period only if we provide Sprint Nextel with notice at least 120 days before the end of such pricing period, and, in any event, Sprint Nextel has a right of first refusal to provide the service on the same terms and conditions as the third party vendor.

Some of the services available under our services agreements include: billing, customer care, activation, credit card processing, handset logistics, voicemail, directory assistance, roaming, interconnection, pricing, long distance, handsets and clearinghouse for specified fees. We may develop an independent capability with respect to certain of the services we obtain from Sprint Nextel over time. Under our services agreements, Sprint Nextel may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint Nextel in connection with any other business or outside our territory. Sprint Nextel must give us nine months notice if it will no longer offer any service, and Sprint Nextel has agreed, in the event Sprint Nextel will discontinue a service that we wish to continue to receive, to use commercially reasonable efforts to help us provide the service ourself or find another vendor to provide the service and to facilitate any transition.

We have agreed with Sprint Nextel to indemnify each other as well as affiliates, officers, directors and employees for violations of law or the services agreements except for any liabilities resulting from the negligence or willful misconduct of the person seeking to be indemnified or its representatives. Our services agreements also provide that no party will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, such services agreement except as may otherwise be required by the indemnification provisions. Our services agreements automatically terminate upon termination of our management agreements, and neither party may terminate the services agreements for any reason other than the termination of the management agreements.

The Trademark and Service Mark License Agreements

We have a non-transferable license to use, at no additional cost to us, the Sprint brand name and specified symbols, and several other U.S. trademarks and service marks. We believe that the Sprint brand name and symbols enjoy a high degree of recognition, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint Nextel and use of the licensed marks in a manner, which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint Nextel of any infringement of any of the licensed marks within our territories of which we become aware and to provide assistance to Sprint Nextel in connection with Sprint Nextel’s enforcement of its rights. We have agreed with Sprint Nextel that we will indemnify the other for losses incurred in connection with a material breach of the trademark license agreements between Sprint Nextel and us. In addition, we have agreed to indemnify Sprint Nextel from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint Nextel products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

Sprint Nextel can terminate our trademark and service mark license agreements if we file for bankruptcy or materially breach our agreement or if our management agreements are terminated. We can terminate our trademark and service mark license agreements upon Sprint Nextel’s abandonment of the licensed marks or if Sprint Nextel files for bankruptcy or our management agreements are terminated. However, Sprint Nextel can assign its interests in the licensed marks to a third party if that third party agrees to be bound by the terms of our trademark and service mark license agreements.

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

The FCC has promulgated a series of rules, regulations and policies to, among other things:

•	grant or deny licenses for wireless personal communications service frequencies;

•	grant or deny wireless personal communications service license renewals;

•	rule on assignments and/or transfers of control of wireless personal communications service licenses;

•	govern the interconnection of wireless personal communications service networks with other wireless and wireline service providers;

•	establish access and universal service funding provisions;

•	establish service requirements such as enhanced 911 service;

•	impose fines and forfeitures for violations of any of the FCC’s rules;

•	regulate the technical standards of wireless personal communications services networks; and

•	govern certain aspects of the relationships between carriers and customers, such as the use of personal information and number portability.

Transfers and Assignments of Wireless Personal Communications Services Licenses

The FCC must give prior approval to the assignment of, or transfers involving substantial changes in ownership or control of, a wireless personal communications service license. The FCC’s approval procedures for assignments and transfers of control of wireless licenses provide public notice periods that offer an opportunity for filing oppositions with the FCC. Non-controlling interests in an entity that holds a wireless personal communications service license or operates wireless personal communications service networks generally may be bought or sold without prior FCC approval. In addition, the FCC requires only post-consummation notification of pro forma assignments or transfers of control of commercial mobile radio service licenses.

Conditions of Wireless Personal Communications Services Licenses

All wireless personal communications service licenses are granted for ten-year terms conditioned upon timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband wireless personal communications service licensees must construct facilities that offer coverage to one-third of the population in their licensed areas within five years and to two-thirds of the population in such areas within ten years, and all 10 MHz broadband wireless personal communications services licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed areas within five years or make a showing of ‘‘substantial service’’ within that five-year period.

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

Wireless Personal Communications Services License Renewal

Wireless personal communications service licensees can renew their licenses for additional ten-year terms. Renewal applications are not subject to auctions; however, under the FCC’s rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications is filed, the renewal applicant must show that it has:

•	provided ‘‘substantial service’’ during its license term; and

•	substantially complied with all applicable laws and FCC rules and policies.

The FCC’s rules define ‘‘substantial service’’ in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. A successful showing results in a ‘‘renewal expectancy’’ which is the most important factor in the FCC’s comparative renewal process. This renewal expectancy and the FCC’s procedures make it very likely that Sprint Nextel will retain the wireless personal communications service licenses that we manage for the foreseeable future.

Interconnection

The FCC has the authority to order interconnection between CMRS providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to provide reciprocal compensation to commercial mobile radio service providers for the termination of traffic. Interconnection agreements are negotiated on a state-wide basis and are subject to state approval.

The FCC rules and rulings, as well as state proceedings, and a review by courts of such rules and rulings directly impact the nature and cost of the facilities necessary for interconnection of the PCS networks of Sprint with local, national and international telecommunications networks. They also determine the nature and amount of revenues that we and Sprint Nextel can receive for terminating calls originating on the networks of local exchange and other telecommunications carriers.

Other FCC Requirements

CMRS providers, including Sprint Nextel, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier’s system must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and may impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on the mobile phone.

FCC rules require personal communications services and other CMRS providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 callers to ‘‘Public Safety Answering Points.’’ Sprint Nextel has completed its PCS network upgrade to support enhanced 911 service, but actual availability of this service requires action by local governments. Some states and local governments have imposed fees on wireless carriers to support local implementation of the service. Carriers are generally able to pass these fees along to consumers. Emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities.

Communications Assistance for Law Enforcement

The Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers, including Sprint Nextel, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. In September 2005, the FCC extended CALEA obligations to facilities-based broadband Internet access providers and to interconnected VoIP providers, whether wireline or wireless. The FCC has pending a range of issues involving CALEA, including CALEA compliance extensions and exemptions, cost recovery issues, identification of future services and entities subject to CALEA and enforcement matters. Sprint Nextel’s networks were built to industry standards, and those standards include the ability for law enforcement to conduct authorized surveillance. Sprint Nextel has sought an extension of CALEA deadlines for packet-mode data services and this request remains pending. If Sprint Nextel’s extension requests are not granted, it could be subject to fines if it is unable to comply with a surveillance request from a law enforcement agency.

Privacy of Customer Information

All telecommunications carriers, including wireless carriers, must protect certain customer information from unauthorized disclosure. This information, known as Customer Proprietary Network Information (‘‘CPNI’’) includes personally identifiable information derived from a customer’s relationship with the carrier. The FCC has recently received reports that numerous online data brokers and private investigators advertise their ability to obtain CPNI, including telephone call records, without the knowledge and consent of customers. The FCC has initiated a proceeding to determine whether additional requirements are necessary to protect CPNI against unauthorized access by means of ‘‘pretexting,’’ which is the false representation to a carrier that a person making an inquiry is a company employee or a particular customer, or by ‘‘hacking’’ or otherwise obtaining unauthorized access to carrier databases that contain CPNI. It is possible that this proceeding could result in additional regulations and costs for wireless carriers and their agents and managers.

Other Federal Regulations

Sprint Nextel and its PCS Affiliates must bear the expense of compliance with FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, FCC environmental regulations may cause some of the Company’s base station locations to become subject to the additional expense of regulation under the National Environmental Policy Act. The FCC is required to implement this Act by requiring service providers to meet land use and radio emissions standards.

Universal Service

The FCC and certain states have established ‘‘universal service’’ programs to ensure that affordable, quality telecommunications services are available to all Americans. Sprint Nextel is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that Sprint Nextel’s ‘‘contribution’’ to the federal universal service program is a variable percentage of ‘‘end-user telecommunications revenues.’’ Although many states have adopted a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC’s rules. Wireless entities may receive state commission designation as ‘‘eligible telecommunications carriers,’’ enabling them to receive federal and state universal service support, and compete with wireline telephone companies for universal service revenue.

Voice Over Internet Protocol

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

Wireless Facilities Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including regulations promulgated by the FCC and Federal Aviation Administration, or FAA. FCC rules subject certain cell site locations to environmental and historic preservation statutory requirements. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct cell towers could be negatively impacted.

State Regulation of Wireless Service

Section 332 of the Communications Act of 1934, as amended, preempts states from regulating the rates and entry of CMRS providers. Section 332 does not prohibit a state from regulating the other terms and conditions of commercial mobile services, including certain consumer billing information and practices, billing disputes and other consumer protection matters. Some states have proposed or adopted ‘‘Wireless Consumer Bill of Rights’’ requirements pursuant to this authority. These laws may add significant compliance costs in states where they are effective.

Available Information

The Company’s Internet address is www.alamosapcs.com and Sprint Nextel’s Internet address is www.sprint.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information contained on the web site is not part of this report.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A.	RISK FACTORS.

Risks Relating to Our Business, Strategy and Operations

We may not sustain operating profitability or positive cash flows.

We have a limited operating history and have incurred significant losses in the past. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, our ability to market Sprint branded wireless products and services, achieve projected market penetration and manage subscriber turnover rates. We will have to dedicate a substantial portion of any future cash flows from operations to make interest and principal payments on our consolidated debt, which will reduce funds available for other purposes. If we do not maintain positive cash flows from operations, or if our operating cash flows are insufficient to cover our debt obligations in the future, we may be unable to conduct our business in an effective or competitive manner.

If we receive less revenues or incur more fees than we anticipate for PCS roaming from Sprint Nextel, our results of operations may be negatively affected.

We are paid a fee from Sprint Nextel or a PCS Affiliate of Sprint Nextel for every minute that Sprint Nextel’s or that affiliate’s subscribers use our portion of the PCS network of Sprint. Similarly, we pay a fee to Sprint Nextel or another PCS Affiliate of Sprint Nextel for every minute that our subscribers use the PCS network of Sprint Nextel or another PCS Affiliate of Sprint Nextel outside our territory. Subscribers based in our territory may spend more time in other coverage areas than we anticipate, and wireless customers from outside our territory may spend less time in our territory or may use our services less than we anticipate. As a result, we may receive less roaming revenue and/or have to pay more in roaming fees than we collect in roaming revenue. Our ratio of inbound to outbound roaming minutes with Sprint PCS was approximately 1.18 to 1 in 2005. We expect this ratio to decline to approximately 1 to 1 over time.

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

Roaming and wholesale revenue from subscribers of wireless communications providers other than Sprint Nextel and PCS Affiliates of Sprint Nextel may decline in the future.

We derive a significant amount of roaming and wholesale revenue from wireless communications providers other than Sprint Nextel and PCS Affiliates of Sprint Nextel for permitting their subscribers to roam on or use on a wholesale basis our portion of the PCS network of Sprint when they are in our territory. For the year ended December 31, 2005, approximately 30% of our roaming and wholesale revenue was attributable to revenue derived from these other wireless communications providers. We do not have agreements directly with these providers. Instead, we rely on roaming or wholesale arrangements that Sprint Nextel has negotiated. If the rates offered by Sprint Nextel are not attractive, these other wireless communications providers may decide to build-out their own networks in our territory or enter into roaming arrangements with our competitors who also already have networks in our territory. The loss of all or a significant portion of this revenue would have a material adverse effect on our financial condition and operating results.

Our roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain customers and thus may adversely affect our operations.

We do not have agreements directly with other wireless service providers for roaming coverage outside our territory. Instead, we rely on roaming arrangements that Sprint Nextel has negotiated with other wireless service providers for coverage in these areas. Some risks related to these arrangements are as follows:

•	the arrangements may not benefit us in the same manner that they benefit Sprint Nextel;

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by Sprint Nextel or other PCS Affiliate of Sprint Nextel;

•	the price of a roaming call may not be competitive with prices charged by other wireless companies for roaming calls;

•	customers must end a call in progress and initiate a new call when leaving the PCS network of Sprint Nextel or other PCS Affiliate of Sprint Nextel and entering another wireless network;

•	Sprint Nextel wireless customers may not be able to use advanced PCS features from Sprint Nextel, such as PCS Vision, while roaming;

•	Sprint Nextel or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis; and

•	if Sprint Nextel wireless customers are not able to have a similar wireless experience as when they are on the PCS network of Sprint Nextel or other PCS Affiliate of Sprint Nextel, we may lose current subscribers and Sprint branded wireless products and services may be less attractive to potential new customers.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our financial health.

We are highly leveraged. As of December 31, 2005, our total outstanding debt, including capital lease obligations was approximately $749 million. As of December 31, 2005, such indebtedness represents approximately 77% of our total capitalization, which includes total outstanding debt and stockholder’s equity as presented in our consolidated balance sheet at December 31, 2005. The indentures governing our existing senior notes permit us and our subsidiaries to incur additional indebtedness subject to certain limitations. Our substantial indebtedness could adversely affect our financial health by, among other things:

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

The indentures governing certain of our senior notes impose material operating and financial restrictions on us and our subsidiaries. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability and the ability of our subsidiaries to engage in some transactions, including the following:

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

Risks Related to the Wireless Personal Communications Services Industry

We face intense competition that may reduce our market share and harm our financial performance.

We face intense competition. Our ability to compete effectively depends on, among other things, the factors discussed below.

The blurring of the traditional dividing lines between local, long distance, wireless, video and Internet services contribute to increased competition.

The traditional dividing lines between long distance, local, wireless, cable and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services.

We expect competition to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

If we are not able to attract and retain customers, our financial performance could be impaired.

Our ability to compete successfully for new customers and to retain our existing customers will depend on:

•	our marketing and sales and service delivery activities;

•	our ability to anticipate and develop new or enhanced services that are attractive to existing or potential customers; and

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions and discount pricing and other strategies that may be implemented by our competitors.

A key element in the economic success of communications carriers is the ability to retain customers as measured by the rate of subscriber churn. Our ability to retain customers and reduce our rate of churn is affected by a number of factors including, with respect to our wireless business, the actual or perceived quality and coverage of our network and the attractiveness of our service offerings. Our ability to retain customers in our business also is affected by competitive pricing pressures and the quality of our customer service. Our efforts to reduce churn may not be successful. A high rate of churn could impair our ability to increase the revenues of, or cause a deterioration in the operating margins of, our wireless operations or our operations as a whole.

As the wireless market matures, we must increasingly seek to attract customers from competitors and face increased credit risk from first time wireless subscribers.

We increasingly must attract a greater proportion of our new customers from our competitors’ existing customer bases rather than from first time purchasers of wireless services. The higher market penetration also means that customers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in a higher bad debt expense.

Competition and technological changes in the market for wireless services could negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers, and operating costs, which would adversely affect our revenues, growth and profitability.

We compete with several other wireless service providers in each of the markets in which we provide wireless services. As competition among wireless communications providers has increased, we have created pricing plans that have resulted in declining average revenue per minute of use for voice services, a trend which we expect will continue. Competition in pricing and service and product offerings may also adversely impact customer retention, which would adversely affect our results of operations.

The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology such as the move to third generation, or 3G, wireless technology and the deployment of unlicensed spectrum devices. This causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. The rapid change in technology may lead to the development of wireless communications technologies or alternative services that exceed our levels of service or that consumers prefer over our services. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able top compete effectively and could lose customers to our competitors.

Mergers or other combinations involving our competitors and new entrants, including MVNOs, beginning to offer wireless services may also continue to increase competition. These wireless operators may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers and operating costs.

Failure to improve wireless subscriber service and to continue to enhance the quality and features of our wireless networks and meet capacity requirements of our subscriber growth could impair our financial performance and adversely affect our results of operations.

We must continually make investments and incur costs in order to improve our wireless subscriber service and remain competitive. In connection with our continuing enhancement of the quality of our wireless networks and related services, we must:

•	maintain and expand the capacity and coverage of our networks;

•	secure sufficient transmitter and receiver sites and obtain zoning and construction approvals or permits at appropriate locations; and

•	obtain adequate quantities of system infrastructure equipment and handsets, and related accessories to meet subscriber demand.

Network enhancements may not occur as scheduled or at the cost that we have estimated. Delays or failure to add network capacity, or increased costs of adding capacity, could limit our ability to satisfy our wireless subscribers, resulting in decreased revenues. Even if we continuously upgrade our wireless networks, there can be no assurance that existing subscribers will not prefer features of our competitors and switch wireless providers.

Failure of Sprint Nextel to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry and the technology we use places us at a competitive disadvantage.

Sprint Nextel develops, tests and makes available to us various new technologies and support systems intended both to enhance our competitiveness by supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner. Sprint Nextel may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect our ability to retain customers and have an adverse effect on our results of operations and growth prospects.

Our wireless networks provide services utilizing CDMA technology. Wireless subscribers served by this technology represents a smaller portion of global wireless subscribers than the subscribers served by wireless networks that utilize GSM technology. As a result, our costs with respect to CDMA network equipment and handsets are generally higher than the comparable costs incurred by our competitors who use GSM technology.

Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services.

Our operations and those of Sprint Nextel may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact Sprint Nextel’s operations and our costs of doing business.

Concerns over health risks posed by the use of wireless handsets may reduce the consumer demand for our services.

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. We cannot be sure of the outcome of those cases or that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot be sure that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our headquarters is located in Lubbock, Texas and we lease space in a number of locations, primarily for our retail stores, base stations and switching centers. As of December 31, 2005, we leased space for 67 retail stores, 11 kiosks and 9 switching centers. As of December 31, 2005, we leased space for the placement of 2,114 sites. 2,041 are located on towers or other structures owned by others. 71 of these sites are on towers or other structures owned by us. In cases where we own the structure, we typically lease the location where the structure is placed. We co-locate with other wireless service providers with respect to approximately 89% of our sites. We believe that our facilities are adequate for our current operations and that additional leased space can be obtained if needed on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York (in re Alamosa PCS Holdings Initial Public Offering Securities Litigation, Docket No. 01 Civ. 11235), arising out of its initial public offering (the ‘‘IPO’’). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company’s favor. On October 13, 2004, the Court granted the plaintiffs’ motion for class certification in cases against six of the issuers (not including the Company), and stated that the order of certification gave ‘‘strong guidance, if not dispositive effect’’ in the cases involving all other issuers. The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to hear the appeal of the certification on an interlocutory basis, and on June 30, 2005, the Second Circuit granted their request. The Second Circuit has ordered the appeal to be scheduled and briefed in the normal course.

The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers’ IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs’ consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made and notice of the proposed settlement has been distributed. Class members will have until March 24, 2006, to file objections to or exclude themselves from the settlement. Those who elect to exclude themselves from the settlement may initiate their own claims against the Company, and the Company is not able to estimate or predict whether any class members, or how many, will choose to do so. The hearing on final approval of the proposed settlement is scheduled for April 24, 2006. There is no assurance that the Court will grant final approval of the settlement. If the settlement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Company's insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On November 23, 2005, a shareholder derivative lawsuit was filed in Lubbock County, Texas, against the Company’s directors and certain of its senior officers and Alamosa Holdings as a nominal defendant (the ‘‘Defendants’’), in connection with the merger with Sprint Nextel that had been announced on November 21, 2005 (Slightom v. Sharbutt, et al., Cause No. 2005-533,080). On November 28, 2005, two additional shareholder derivative lawsuits were filed in Lubbock County, Texas, against the same Defendants, also in connection with the merger with Sprint Nextel that had been announced on November 21, 2005 (Devesty v. Sharbutt, et al., Cause No. 2005-533,094 and Czapfki v. Sharbutt, et al., Cause No. 2005-533,095).

The petitions in each of these cases alleged, among other things, that certain of the Defendants caused amendments pertaining to stock options to be made to employment agreements with the Company and that these Defendants provided confidential information to Sprint Nextel in exchange for the funding of these options, which vest immediately when Alamosa Holdings is sold. The petitions in the Consolidated Lawsuits each asserted five causes of action against the Defendants for abuse of control, breach of the fiduciary duty of candor, gross mismanagement, unjust enrichment and breach of fiduciary duty. Plaintiffs sought to have the court enjoin the consummation of the merger on the terms proposed, direct the Defendants to exercise their fiduciary duties, rescind the merger to the extent already implemented, impose a constructive trust upon any benefits improperly received by Defendants as a result of wrongful conduct, and award attorneys’ and experts’ fees to the respective plaintiffs. Plaintiffs demanded jury trials.

On December 22, 2005, Alamosa Holdings filed an original answer and special exceptions to the Slightom v. Sharbutt, et al. petition, denying the allegations in the petition and challenging plaintiff’s standing to bring the derivative claims, and on January 11, 2006, Alamosa Holdings filed original answers and special exceptions to the other petitions, in each case denying the allegations and challenging plaintiff’s standing to bring the derivative claims. On or after December 22, 2005, certain of the individual Defendants appeared in each of the cases, filing original answers and special exceptions denying the allegations in the respective petitions and challenging each respective plaintiff’s standing to bring the derivative claims. The parties thereafter engaged in settlement negotiations that have resulted in a settlement of all claims among the parties (‘‘Settlement’’). The Settlement extinguishes, inter alia, all claims for any alleged violation of fiduciary duty and all claims related to the value to be paid for Alamosa’s shares in the merger.

On January 12, 2006, the parties executed a Memorandum of Understanding (‘‘MOU’’) setting out the terms of the proposed Settlement, which was conditioned upon the consummation of the merger, which took place on February 1, 2006, the execution of the definitive settlement agreement, which took place on February 22, 2006, and court approval, which was obtained on February 24, 2006. Pursuant to the MOU, Alamosa Holdings filed a supplemental Schedule 14A proxy statement on January 12, 2006, providing additional information about the proposed merger transaction. Also pursuant to the MOU, Devesty and Czapfk were consolidated with Slightom on January 27, 2006 (‘‘the Consolidated Cases’’). On February 24, 2006, the Court in the Consolidated Cases entered a Final Judgment (‘‘Judgment’’) approving the Settlement and an award of plaintiffs’ attorneys’ fees, expenses and other costs in the amount of $150,000, which must be paid by Defendants within five business days of the date the Judgment becomes final.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

We are a wholly-owned subsidiary of Alamosa PCS Holdings, an indirect wholly-owned subsidiary of Alamosa Holdings and, as of February 1, 2006, an indirect wholly-owned subsidiary of Sprint Nextel. There is no market for our common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA.

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Forward-Looking Information

You should read the following discussion and analysis when you read the consolidated financial statements and the related notes included in this annual report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under ‘‘Item 1A. Risk Factors’’ and ‘‘This Annual Report Contains Forward-Looking Statements.’’

Definitions of Operating Metrics

We discuss the following operating metrics relating to our business in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ section:

•	ARPU, or average monthly revenue per user, is a measure used to determine the average monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period. Base ARPU is average monthly revenue per user excluding roaming and wholesale revenue.

•	Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

•	Licensed POPs represent the number of residents (usually expressed in millions) in our territory in which we have the right to provide wireless mobility communications services under the Sprint Nextel brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•	Covered POPs represent the number of residents (usually expressed in millions) covered by our portion of the PCS network of Sprint Nextel in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

General

As a PCS Affiliate of Sprint Nextel, we have the right to provide wireless mobility communications services under the Sprint Nextel brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint Nextel located in our territory. We offer national plans designed by Sprint Nextel as well as local plans tailored to our market demographics. Our portion of the PCS network of Sprint Nextel is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint. We market Sprint branded wireless products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At December 31, 2005, we had total licensed POPs of over 15.8 million, covered POPs of approximately 13.6 million and total subscribers of approximately 1.0 million.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint Nextel and other wireless service providers and resellers when their customers roam onto our portion of the PCS network of Sprint Nextel. Sprint Nextel retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our portion of the PCS network of Sprint Nextel. We report the amount retained by Sprint Nextel as an operating expense. In addition, Sprint Nextel bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint Nextel collects these amounts from the subscribers and remits them to the appropriate entity.

As part of our affiliation agreements with Sprint Nextel, we have contracted with Sprint Nextel to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint Nextel to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

Alamosa Holdings, our parent corporation, is a wholly-owned subsidiary of Sprint Nextel. Sprint PCS also is wholly-owned by Sprint Nextel. Consequently, Sprint Nextel controls both us and Sprint PCS and, subject to our obligations under the indentures under which our senior notes were issued, may cause us to amend, modify or terminate any or all of the agreements between us and Sprint PCS. We urge you to read the affiliation agreements because they define our rights and obligations, and those of Sprint PCS.

Critical Accounting Policies

The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend the business activities of an entity. To aid in that understanding, we have identified our ‘‘critical accounting policies.’’ These policies have the potential to have a more significant impact on our consolidated financial statements, either because of the significance of the financial statement item to which they relate or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

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

Revenue recognition – We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint Nextel. Our customers pay an activation fee when they initiate service. In the past, we deferred this activation fee in all cases and recorded the activation fee revenue over the estimated average life of our customers which ranges from 12 to 36 months depending on credit class and based on our past experience. Effective July 1, 2003, we adopted the accounting provisions of Emerging Issues Task Force (‘‘EITF’’) Abstract No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ Accordingly, beginning July 1, 2003, we allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunication services in those transactions taking place in distribution channels that we directly control. Activation fees charged in transactions outside of our directly controlled distribution channels continue to be deferred and amortized over the average life of the subscriber base.

We recognize revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

The cost of handsets sold generally exceeds the retail sales price, as it is common in our industry to subsidize the price of handsets for competitive reasons. For handsets sold through channels controlled by Sprint Nextel that are activated by a subscriber in our territory, we reimburse Sprint Nextel for the amount of subsidy incurred by them in connection with the sale of these handsets. This reimbursement paid to Sprint Nextel is reflected in our selling and marketing expenses in the consolidated statements of operations.

Accounting for intangible assets – In connection with our acquisitions of Roberts, WOW and Southwest PCS in the first quarter of 2001, we recorded certain identifiable intangible assets. Identifiable intangibles consisted of the Sprint Nextel agreements and the respective subscriber bases in place at the acquired companies at the time of acquisition. The intangible assets related to the Sprint Nextel agreements are being amortized on a straight-line basis over the remaining original term of the underlying Sprint Nextel agreements or approximately 17.6 years. The subscriber base intangible asset was being amortized on a straight-line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset became fully amortized in the first quarter of 2004. We purchased the rights to additional territory from Sprint Nextel in September 2004 which resulted in the recognition of an intangible asset related to the rights under the Sprint Nextel agreement. This intangible asset is being amortized over the remaining original term of the related Sprint Nextel agreement or approximately 14 years. We purchased subscribers from an unrelated entity in 2005 and the value assigned to these subscribers is being amortized over the estimated life of the subscribers or approximately 3 years.

Long-lived asset recovery – Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 72 percent of our total assets at December 31, 2005.

Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. The trends in the wireless telecommunications industry that drove our decision to launch a debt exchange offer in September 2003 were deemed to be ‘‘triggering events’’ requiring impairment testing of our long-lived assets under SFAS No. 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ In performing this test, assets were grouped according to identifiable cash flow streams and the undiscounted cash flow over the life of the asset group was compared to the carrying value of the asset group. We determined that we had one asset grouping related to cash flows generated by our subscriber base, which included all of our assets. The life of this asset group for purposes of these impairment tests was assumed to be ten years. No impairment was indicated as a result of these tests. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

Operating leases – Operating leases and related leasehold improvement costs are accounted for based on the provisions of SFAS No. 13, ‘‘Accounting for Leases.’’ We have a significant number of leases primarily associated with towers and other locations on which we install our network equipment. These leases are considered operating leases and the monthly rentals are expensed as incurred while any capital expenditures associated with preparing the site for our use are capitalized and depreciated. These capital expenditures are depreciated over the shorter of the lease term or the economic life of the respective assets. Additionally, certain of these operating leases contain rent escalation provisions over the term of the respective leases. For those leases with escalation provisions, the periodic rental expense is recorded on a straight-line basis over the lease term.

Income taxes – We account for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes.’’ Under this method, we utilize an asset and liability approach to accounting for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences exist between the book and tax basis of our assets and liabilities that result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is made. A valuation allowance is provided for the portion of deferred tax assets for which there is sufficient uncertainty regarding our ability to recognize the benefits of those assets in future years.

The net deferred tax asset was fully reserved through December 31, 2000 because of uncertainty regarding our ability to recognize the benefit of the asset in future years. In connection with acquisitions in 2001, a significant deferred tax liability was recorded related to intangibles. The reversal of the timing differences which gave rise to the deferred tax liability will allow us to benefit from the deferred tax asset. As such, the valuation allowance against the deferred tax asset was reduced in 2001 to account for the expected benefit to be realized. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was decreased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. A significant portion of the valuation allowance was released in 2005 based on the generation of income in 2005 and the anticipated reversal of taxable temporary differences. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based upon the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Reliance on the timeliness and accuracy of data received from Sprint Nextel – We place significant reliance on Sprint Nextel as a service provider in terms of the timeliness and accuracy of financial and statistical data related to customers based in our service territory that we receive on a periodic basis from Sprint Nextel. We make significant estimates in terms of cash flows, revenue, cost of service, selling and marketing costs and the adequacy of our allowance for uncollectible accounts based on this data we receive from Sprint Nextel. We obtain assurance as to the accuracy of this data through analytic review and reliance on the service auditor report on Sprint Nextel’s internal control processes prepared by Sprint Nextel’s external service auditor. Inaccurate or incomplete data from Sprint Nextel could have a material adverse effect on our results of operations and cash flow.

Consolidated Results of Operations

Unless otherwise indicated, amounts stated in dollars in this description are in thousands.

For the year ended December 31, 2005 compared to the year ended December 31, 2004

Subscriber growth and key performance indicators – We had total subscribers of approximately 1.0 million at December 31, 2005 compared to approximately 915,000 at December 31, 2004. This growth of approximately 85,000 subscribers represents a 9 percent increase year over year. The increase in subscriber growth is primarily attributable to an increase in our distribution channels, primarily in our retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry.

Average monthly churn for 2005 was approximately 2.2 percent compared to approximately 2.3 percent for 2004.

Service Revenues – Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our portion of the PCS network of Sprint Nextel.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features, including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $655,027 for the year ended December 31, 2005 compared to $555,711 for the year ended December 31, 2004. This increase of 18 percent was primarily due to the increase in our subscriber base discussed above. Base ARPU decreased in 2005 to $54 compared to $57 in 2004.

Roaming and wholesale revenue is comprised of revenue from Sprint Nextel and other PCS subscribers based outside of our territory who roam onto our portion of the PCS network of Sprint Nextel as well as revenue from resellers of PCS service whose subscribers use our portion of the PCS network of Sprint Nextel.

Roaming revenue was $219,947 for the year ended December 31, 2005 compared to $186,815 for the year ended December 31, 2004. This increase of 18 percent was primarily due to a 22 percent increase in inbound roaming minutes to 2.8 billion for the year ended December 31, 2005 compared to 2.3 billion for the year ended December 31, 2004. The percentage increase in revenue was less than the percentage increase in minutes due to declining rates from carriers other than Sprint Nextel. We have a reciprocal roaming rate arrangement with Sprint Nextel pursuant to which per-minute charges for inbound and outbound roaming related to Sprint Nextel subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming charges, meaning that the minute volume from other subscribers of Sprint branded wireless services roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint Nextel or other PCS Affiliates of Sprint Nextel. The ratio of inbound to outbound Sprint Nextel roaming minutes was 1.18 to 1 for the year ended December 31, 2005. We have experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint Nextel. This traffic is settled at rates separately negotiated by Sprint Nextel on our behalf with the other PCS providers and these rates have declined in some cases during 2005 compared to 2004.

Wholesale revenue was $50,643 for the year ended December 31, 2005 compared to $27,415 for the year ended December 31, 2004. This increase of 85 percent was due to a significant increase in minutes associated with subscribers of other PCS carriers with whom Sprint Nextel has entered into agreements to allow those subscribers to use the PCS network of Sprint on a wholesale basis. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint.

Product sales and cost of products sold – We record revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales. Product sales revenue and cost of products sold are recorded for all products that are sold through our retail stores as well as those sold to our local indirect agents. The cost of handsets sold generally exceeds the retail sales price as we subsidize the price of handsets for competitive reasons. Sprint Nextel’s handset return policy allows customers to return their handsets for a full refund within 14 days of purchase. When handsets are returned to us, we may be able to reissue the handsets to other customers at little additional cost to us. However, when handsets are returned to Sprint Nextel for refurbishing, we may receive a credit from Sprint Nextel, which is less than the amount we originally paid for the handset.

Product sales revenue for 2005 was $32,682 compared to $33,159 in 2004. Cost of products sold for 2005 was $87,594 compared to $76,183 for 2004. As such, the subsidy on handsets sold through our retail and local indirect channels was $54,912 in 2005 and $43,024 in 2004. The increase in subsidies of $11,888 in 2005 is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 19,000 subscribers and an increase in subsidies associated with handset upgrades of approximately $2,300.

Cost of service and operations – Cost of service and operations includes the costs of operating our portion of the PCS network of Sprint Nextel. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our portion of the PCS network of Sprint Nextel to another carrier’s network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the fees we pay to Sprint Nextel for our 8 percent affiliation fee, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $447,955 in 2005 were 17 percent higher than the $383,295 incurred in 2004. The increase in expenses in 2005 was due to the increased volume of traffic carried on our network due to the increase in our subscribers, as well as wholesale and resale customers. Total minutes of use on our network were 12.4 billion minutes in 2005 compared to 9.3 billion minutes in 2004 for an increase in traffic of 33 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses – Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels including our retail store expenses. In addition, we reimburse Sprint Nextel for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint Nextel. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $140,993 in 2005 were consistent with the $140,833 incurred in 2004. Gross activations increased from approximately 442,000 in 2004 to approximately 459,000 in 2005. Variable costs associated with this 4 percent increase were offset by a decrease of approximately $1,100 in subsidies on handsets sold through national retail stores to existing subscribers.

General and administrative expenses – General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $18,985 in 2005 were 14 percent lower than the $22,010 incurred in 2004. The decrease in 2005 has been the result of a reduced allocation of general and administrative expenses incurred at the consolidated Alamosa Holdings level due to the allocation of costs to our sister company, AirGate, combined with a reduction in professional fees.

Merger related expenses – Merger related expenses in 2005 includes $436 associated with incremental travel costs incurred for our employees in connection with the acquisition of AirGate by Alamosa Holdings that are not considered part of the cost of the transaction in the purchase price allocation. These costs were incurred by us due to the fact that Alamosa Holdings has no employees. Additionally, merger related expenses includes $4,782 in professional fees for investment bankers, attorneys and other advisors in connection with negotiations with Sprint Nextel during 2005 culminating in the agreement and plan of merger entered into on November 21, 2005. The acquisition of our parent company by Sprint Nextel was consummated on February 1, 2006.

Depreciation and amortization – Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $83,159 in 2005 as compared to $72,685 in 2004. This increase of 14 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2005.

Amortization expense relates to identifiable intangible assets recorded related to the agreements with Sprint Nextel and the customer base acquired in connection with purchase transactions. Amortization expense of $30,658 in 2005 was 4 percent less than the $32,090 in 2004. The decrease in 2005 is due to the subscriber bases acquired in 2001, which became fully amortized during 2004.

Loss on disposal of property and equipment – We recorded a loss on disposal of property and equipment of $924 in 2005 compared to $3,730 in 2004. Losses recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Income from operations – Our operating income for 2005 was $142,813 compared to $72,274 for 2004, representing an improvement of $70,539. This increase in income is primarily attributable to the leverage we have achieved in spreading our fixed costs over a larger base of subscribers.

Loss on debt extinguishment – The loss on debt extinguishment of $482 recorded in 2005 includes a premium paid on early redemption of our 12 7/8% Senior Discount Notes in April 2005 of $411 and $71 in unamortized loan costs written off upon the redemption of these notes. The loss on debt extinguishment of $13,101 recorded in 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Interest and other income – Interest and other income represents amounts earned on the investment of excess cash. Income of $4,005 in 2005 was 175 percent higher than the $1,458 earned in 2004. The increase in 2005 is primarily due to the fact that during 2004, the Board of Directors approved a change in the Company’s investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. As a result, excess cash has been invested in higher yielding instruments. Additionally, the yields on all of our investments have increased during 2005 due to increases in market interest rates.

Interest expense – Interest expense for 2005 and 2004 included non-cash interest of $16,283 and $25,723, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment.

For the year ended December 31, 2004 compared to the year ended December 31, 2003

Subscriber growth and key performance indicators – We had total subscribers of approximately 915,000 at December 31, 2004 compared to approximately 727,000 at December 31, 2003. This growth of approximately 188,000 subscribers or 26 percent compares to 17 percent growth in 2003. The increase in the rate of growth from 2003 to 2004 is due to an increase in our distribution channels, primarily in our own Sprint Nextel retail stores and branded dealers in our territory as well as overall growth in the wireless telecommunications industry as compared to 2003.

Average monthly churn for 2004 was approximately 2.3 percent compared to approximately 2.7 percent for 2003. Increases in churn negatively impact our operations as we incur significant up front costs in acquiring customers.

Service Revenues – Subscriber revenues were $555,711 for the year ended December 31, 2004 compared to $452,396 for the year ended December 31, 2003. This increase of 23 percent was primarily due to the 26 percent increase in our subscriber base discussed above. Base ARPU remained consistent in 2004 at $57 compared to $56 in 2003.

Roaming revenue was $186,815 for the year ended December 31, 2004 compared to $146,446 for the year ended December 31, 2003. This increase of 28 percent was primarily due to a 35 percent increase in inbound roaming minutes to 2.3 billion for the year ended December 31, 2004 compared to 1.7 billion for the year ended December 31, 2003. The percentage increase in revenue was less than the percentage increase in minutes due to declining rates from carriers other than Sprint Nextel. We have a reciprocal roaming rate arrangement with Sprint Nextel pursuant to which per-minute charges for inbound and outbound roaming related to Sprint Nextel subscribers are identical. This rate has been 5.8 cents per minute since January 1, 2003. The November 2003 amendments to our affiliation agreements with Sprint Nextel (as amended in March 2004) that became effective on December 1, 2003 after the completion of our debt exchange, fixed our reciprocal roaming rate with Sprint Nextel at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming with Sprint Nextel, meaning that the minute volume from other Sprint Nextel subscribers roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint. The ratio of inbound to outbound Sprint Nextel roaming minutes was 1.16 to 1 for the year ended December 31, 2004. We have experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint Nextel. This traffic is settled at rates separately negotiated by Sprint Nextel on our behalf with the other PCS providers and has declined in some cases during 2004 compared to 2003.

Wholesale revenue was $27,415 for the year ended December 31, 2004 compared to $4,326 for the year ended December 31, 2003. This increase of 534 percent was due to the addition of revenue related to subscribers of another PCS carrier with whom Sprint Nextel entered into an agreement to allow those subscribers to use the PCS network of Sprint on a wholesale basis. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint.

Product sales and cost of products sold – Product sales revenue for 2004 was $33,159 compared to $27,882 in 2003. Cost of products sold for 2004 was $76,183 compared to $59,651 for 2003. As such, the subsidy on handsets sold through our retail and local indirect channels was $43,024 in 2004 and $31,769 in 2003. The increase in subsidies of $11,255 in 2004 is primarily due to an increase in the number of activations through our retail and local indirect channels of approximately 69,711. In addition to the increase in the number of activations, we also experienced an increase in subsidies through the retail and indirect channels relating to existing subscribers upgrading their handsets in 2004.

Cost of service and operations – Expenses of $383,295 in 2004 were 21 percent higher than the $317,229 incurred in 2003. The increase in expenses in 2004 was due to the increased volume of traffic carried on our network. Total minutes of use on our network were 9.3 billion minutes in 2004 compared to 6.2 billion minutes in 2003 for an increase in traffic of 50 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Selling and marketing expenses – Total selling and marketing expenses of $140,833 in 2004 were 25 percent higher than the $112,626 incurred in 2003 due to an increase in variable costs resulting from increases in gross activations in 2004 as compared to 2003.

General and administrative expenses – General and administrative expenses of $22,010 in 2004 were 38 percent higher than the $15,949 incurred in 2003. The increase in 2004 was the result of increased professional fees being driven by various efforts undertaken in preparing for the reporting requirements under the Sarbanes-Oxley Act of 2002, additional legal fees incurred in defense of class action lawsuits brought late in 2003 and in 2004 as well as additional personnel costs.

Depreciation and amortization – Depreciation of our property and equipment is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $72,685 in 2004 as compared to $70,428 in 2003. This increase of 3 percent is due to the increase in depreciable costs as a result of our capital expenditures in 2004.

Amortization expense of $32,090 in 2004 was 20 percent less than the $40,067 in 2003. The decrease in 2004 is due to the fact that the intangible asset related to the subscriber base acquired became fully amortized in the first quarter of 2004.

Loss on disposal of property and equipment – We recorded losses on disposal of property and equipment of $3,730 in 2004 compared to $2,243 in 2003. Losses recorded in both periods primarily relate to the abandonment of certain network equipment that had become technologically obsolete.

Operating income – Our operating income for 2004 was $72,274 compared to $12,857 for 2003. This increase in income is primarily attributable to the leverage we were beginning to experience in spreading our fixed costs over a larger base of subscribers and growth in inbound roaming revenue from other PCS carriers.

Loss on debt extinguishment – The loss on debt extinguishment of $13,101 recorded in 2004 relates to the repayment and termination of our senior secured credit facility in January 2004. The loss is comprised of $12,565 in net deferred loan fees related to the terminated credit facility plus the recognition of $536 in other comprehensive loss related to derivative instruments used for hedging interest rate risk on outstanding borrowings under the credit facility.

Debt exchange expenses – Debt exchange expenses recorded in 2003 consist of professional fees and transaction costs associated with the debt exchange that was completed in November 2003 that were allocated to the new notes issued in the exchange and were expensed in accordance with the accounting provisions of SFAS No. 15, ‘‘Accounting by Debtors and Creditors for Troubled Debt Restructurings.’’ Because the debt exchange was considered a troubled debt restructuring under the provisions of SFAS No. 15, transaction costs associated with the granting of an equity interest to the holders of the notes were recorded as a reduction in the fair value of the Series B Convertible Preferred Stock that Alamosa Holdings issued in the debt exchange. The remaining transaction costs were expensed. We had no such debt exchange expenses in 2004.

Interest and other income – Income of $1,458 in 2004 was 57 percent higher than the $929 earned in 2003. The increase in 2004 is primarily due to the fact that during 2004, the Board of Directors approved a change in the Company’s investment policy to extend the allowable weighted average maturity of investments from the 90 days allowed previously to 270 days. The extension in allowable maturity allowed the Company to invest in higher yielding short term investments.

Interest expense – Interest expense for 2004 and 2003 included non-cash interest of $25,723 and $37,402, respectively, related to the accretion of senior discount notes, the amortization of debt issuance costs and changes in the fair value of hedge instruments that do not qualify for hedge accounting treatment. The decrease in total interest expense to $75,739 from $99,914 in 2003 is due to the decreased level of debt after the debt exchange completed in November 2003 coupled with a lower interest rate on senior notes issued in November 2003 and January 2004.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 ‘‘Accounting for Income Taxes.’’ As of December 31, 2000, the net deferred tax asset consisted primarily of temporary differences related to the treatment of organizational costs, unearned compensation, interest expense and net operating loss carry forwards. The net deferred tax asset was fully offset by a valuation allowance as of December 31, 2000 because there was sufficient uncertainty as to whether we would recognize the benefit of those deferred taxes in future periods. In connection with acquisitions completed in 2001, we recorded significant deferred tax liabilities due to differences in the book and tax basis of the net assets acquired, particularly intangible assets.

The reversal of the timing differences which gave rise to these deferred tax liabilities allowed us to realize the benefit of timing differences which gave rise to the deferred tax asset. As a result, we released the valuation allowance during the third quarter of 2001. Prior to 2001, all deferred tax benefit had been fully offset by an increase in the valuation allowance such that there was no financial statement impact with respect to income taxes. With the reduction of the valuation allowance in 2001, we began to reflect a deferred tax benefit in our consolidated statement of operations. During 2003, we reinstated a valuation allowance to reflect the deferred tax assets at the amounts expected to be realized. The valuation allowance was decreased in 2004 to reflect the deferred tax assets at the amounts expected to be realized. The 2005 annual effective tax rate reflects a release of a significant portion of the valuation allowance based on the generation of income in 2005 and the anticipated reversal of taxable temporary differences. On a quarterly basis, we evaluate the need for and adequacy of the valuation allowance based on the expected realizability of our deferred tax assets and adjust the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the latest forecast of future taxable income, available tax planning strategies and the future reversal of existing taxable temporary differences.

Cash Flows

Operating activities – Operating cash flows increased $49,738 in 2005 and increased $76,436 in 2004. The 2005 increase is due to an increase in net income of $71,653 reduced by advances to Alamosa Holdings of approximately $18,000 in connection with Alamosa Holdings’ acquisition of AirGate in 2005. The 2004 increase is primarily due to our decreased net loss in 2004 of $66,613 coupled with working capital changes of $9,298.

Investing activities – Our investing cash flows were negative $97,806 in 2005 compared to negative $134,425 in 2004. Cash purchases of property and equipment were $95,671 in 2005 and $83,989 in 2004. In 2005, we purchased approximately $205 million and sold approximately $204 million in short term investments. In 2004, we purchased approximately $178 million and sold approximately $128 million in short term investments.

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

Financing activities – Our financing cash flows decreased in 2005 to negative $89,017 from positive $31,175 in 2004. In 2004, we received net proceeds from an offering of senior notes of approximately $242 million, which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid cash distributions to Alamosa Holdings in 2005 of $82,107 and redeemed $6,800 in senior notes.

Our financing cash flows increased in 2004 to $31,175 from negative $16,731 in 2003. In 2004, we received net proceeds from an offering of senior notes of approximately $242 million, which were used to permanently repay $200 million in borrowings outstanding under our senior secured credit facility. We paid cash distributions to Alamosa Holdings in 2004 of $10,088. Our negative financing cash flows in 2003 were attributable to $8,694 in costs incurred in connection with a debt restructuring completed in the fourth quarter of 2003.

Liquidity and Capital Resources

Liquidity – Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of its and Alamosa Holdings’ common stock. The proceeds from these transactions have been used to fund the build-out of the Company’s portion of the PCS network of Sprint Nextel, subscriber acquisition costs and working capital.

Capital Resources – While the Company has incurred net losses and negative cash flows from operating activities in the past, the Company generated approximately $182 million and $132 million of cash flows from operating activities for the years ended December 31, 2005 and 2004, respectively. In November 2003, the Company completed a debt exchange, as described in Note 10, that provided for approximately $238 million of principal debt reduction.

As of December 31, 2005, the Company had $122 million in cash and cash equivalents as well as $52 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

The Company’s future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from these assumptions, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital, which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that would have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2005 are reflected in the table below.

	Payments due by period
	Less than One year	1 – 3 Years	4 – 5 Years	After 5 Years	Total
Long-term debt (fully accreted)	$—	$233,303	$264,820	$250,000	$748,123
Cash interest	78,612	224,170	60,685	1,771	365,238
Capital lease obligations	176	443	227	218	1,064
Operating leases	42,931	128,694	56,969	51,629	280,223
	$121,719	$586,610	$382,701	$303,618	$1,394,648

Description of our Indebtedness

12% Senior Discount Notes due 2009 – In connection with the completion of our debt exchange in November 2003, we issued approximately $191 million in aggregate original issue amount of the 12% Senior Discount Notes. The outstanding principal amount of the 12% Senior Discount Notes accreted at 12%, compounded semi-annually, to $233.3 million on July 31, 2005. Beginning on January 31, 2006 and continuing through maturity on July 31, 2009, cash interest on the outstanding principal amount is payable semi-annually at 12%. The 12% Senior Discount Notes are unsecured.

11% Senior Notes due 2010 – In connection with the completion of our debt exchange in November 2003, we issued $250.8 million in aggregate principal amount of the 11% Senior Notes. Cash interest on the outstanding principal amount of the 11% Senior Notes is payable semiannually at 11% beginning on January 31, 2004 and continuing through maturity on July 31, 2010. The 11% Senior Notes are unsecured.

12½% Senior Notes due 2011 – As a result of our debt exchange, approximately $11.6 million in aggregate principal amount of our 12½% Senior Notes remain outstanding. Cash interest on the outstanding principal amount of these notes is payable semiannually at 12½% through maturity on February 1, 2011. The 12½% Senior Notes are unsecured.

13 5/8% Senior Notes due 2011 – As a result of our debt exchange, approximately $2.3 million in aggregate principal amount of our 13 5/8% Senior Notes remain outstanding. Cash interest on the outstanding principal amount of these notes is payable semiannually at 13 5/8% through maturity on August 15, 2011. The 13 5/8% Senior Notes are unsecured.

8½% Senior Notes due 2012 – In January 2004, we issued $250 million in aggregate principal amount of our 8½% Senior Notes due 2012. Cash interest on the outstanding principal amount of these notes is payable semiannually at 8½%, beginning on July 31, 2004, through maturity on January 31, 2012. We used the proceeds from this issuance to repay and terminate outstanding borrowings under the senior secured credit facility with the remainder available for general corporate purposes.

Inflation

We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123(R) did not have a material impact to the Company due to the fact that all stock based awards were cancelled and settled in cash in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006.

In June 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.’’ This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not materially impact the Company.

On March 31, 2005, the FASB issued Interpretation No. (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ which is an interpretation of SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building’s useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this Interpretation did not materially impact the Company.

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

General hedging policies – We have entered into interest rate swap and collar agreements to manage our exposure to interest rate changes in the past. We seek to minimize counterparty credit risk through stringent credit approval and review processes, the selection of only the most creditworthy counterparties, continual review and monitoring of all counterparties and through legal review of contracts. We also control exposure to market risk by regularly monitoring changes in interest rate positions under normal and stress conditions to ensure that they do not exceed established limits. Our derivative transactions are used for hedging purposes only and comply with board-approved policies. Senior management receives frequent status updates of all outstanding derivative positions.

Interest rate risk management – Our interest rate risk management program focuses on minimizing exposure to interest rate movements, setting an optimal mixture of floating- and fixed-rate debt. We utilized interest rate swaps and collars to adjust our risk profile relative to any floating rate debt. We have no floating rate debt outstanding at December 31, 2005.

The following table presents the estimated future outstanding long-term debt at the end of each year and future required annual principal payments for each year then ended associated with the senior discount notes, senior notes and capital leases based on our projected level of long-term indebtedness:

	Years Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
	(Dollars In Millions)
Fixed Rate Instruments
12% Senior Discount Notes (1)	$233	$233	$233	$—	$—	$—
Fixed interest rate	12.000%	12.000%	12.000%	12.000%	N/A	N/A
Principal payments	$—	$—	$—	$233	$—	$—
12½% Senior Notes	$12	$12	$12	$12	$12	$—
Fixed interest rate	12.500%	12.500%	12.500%	12.500%	12.500%	12.500%
Principal payments	$—	$—	$—	$—	$—	$12
13 5/8% Senior Notes	$2	$2	$2	$2	$2	$—
Fixed interest rate	13.625%	13.625%	13.625%	13.625%	13.625%	13.625%
Principal payments	$—	$—	$—	$—	$—	$2
11% Senior Notes	$251	$251	$251	$251	$—	$—
Fixed interest rate	11.000%	11.000%	11.000%	11.000%	11.000%	N/A
Principal payments	$—	$—	$—	$—	$251	$—
8½% Senior Notes	$250	$250	$250	$250	$250	$—
Fixed interest rate	8.500%	8.500%	8.500%	8.500%	8.500%	8.500%
Principal payments	$—	$—	$—	$—	$—	$250
Capital leases
Total minimum lease payments (2)	$.889	$.745	$.600	$.446	$.324	$—
Average interest rate	10.000%	10.000%	10.000%	10.000%	10.000%	10.000%
Annual lease payments	$.176	$.144	$.145	$.154	$.122	$.324

(1)	Interest accreted on the 12% Senior Discount Notes through July 31, 2005, at which time the notes began to require cash payments of interest semiannually beginning January 31, 2006.

(2)	These amounts represent the estimated minimum annual payments due under our estimated capital lease obligations for the periods presented.

Our primary market risk exposure relates to:

•	the interest rate risk on long-term and short-term borrowings; and

•	our ability to refinance our senior discount notes at maturity at market rates.

The 12% Senior Discount Notes have a carrying value of $233.3 million and a fair value which approximates $255.2 million. The 12½% Senior Notes have a carrying value of $11.6 million and a fair value which approximates $12.5 million. The 13 5/8% Senior Notes have a carrying value of $2.3 million and a fair value which approximates $2.3 million. The 11% Senior Notes have a carrying value of $250.9 million and a fair value which approximates $282.9 million. The 8½% Senior Notes have a carrying value of $250.0 million and a fair value which approximates $270.3 million.

As a condition to the senior secured credit facility, we were required to maintain one or more interest rate protection agreements in an amount equal to a portion of the total debt under the credit facility. As of December 31, 2005, we had terminated all interest rate protection agreements. We do not hold or issue financial or derivative financial instruments for trading or speculative purposes. While we cannot predict our ability to refinance existing debt or the impact that interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

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

Our financial statements required by this item are submitted as a separate section of this annual report on Form 10-K. See ‘‘Financial Statements,’’ commencing on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Controls over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We place reliance on Sprint Nextel to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS Affiliates of Sprint Nextel. To address this issue, Sprint Nextel engages its independent auditors to perform a periodic evaluation of these controls and to provide a ‘‘Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates’’ under guidance provided in Statement of Auditing Standards No. 70. This report is provided annually to us.

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

Fees billed to the Company by PricewaterhouseCoopers LLP (‘‘PwC’’) for the years ended December 31, 2005 and 2004 were as follows (dollars in thousands):

Audit Fees – The aggregate fees billed for the audit of the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004 and for the reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and for other attest services primarily related to consents related to SEC and other registration statements were $1,386 and $2,204, respectively.

Audit-Related Fees – The aggregate fees billed for audit-related services for the years ended December 31, 2005 and 2004 were $10 and $111, respectively. These fees primarily relate to audits of employee benefit plans.

Tax Fees – The aggregate fees billed for tax services for the years ended December 31, 2005 and 2004 were $5 and $221, respectively. These fees relate to tax compliance, tax advice and tax planning.

All Other Fees – The aggregate fees for services not included above for the years ended December 31, 2005 and 2004 were $2 and $2, respectively. The fees in both years relate to accounting research tools.

The Audit Committee considered the non-audit services provided by PwC and determined that the provision of such services was compatible with maintaining PwC’s independence. The Audit Committee also adopted a policy prohibiting the Company from hiring PwC personnel at the manager or partner level who have been directly involved in performing auditing procedures or providing accounting advice to the Company.

The Company’s Audit Committee is responsible for appointing the Company’s independent auditor and approving the terms of the independent auditor’s services. The Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditor, as described below.

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

Report of Independent Registered Public Accounting Firm, Consolidated Balance Sheets as of December 31, 2005 and 2004, Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003, Consolidated Statements of Stockholder’s Equity for the Period from December 31, 2002 to December 31, 2005, Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

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

ALAMOSA (DELAWARE), INC.
By:	/s/ Gary D. Forsee
Gary D. Forsee Chief Executive Officer
Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934 thereunto, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Gary D. Forsee	Chief Executive Officer (Principal Executive Officer)	March 31, 2006

Gary D. Forsee

/s/ Paul N. Saleh	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

Paul N. Saleh

/s/ Gary D. Begeman	Director	March 31, 2006

Gary D. Begeman

/s/ Christie A. Hill	Director	March 31, 2006

Christie A. Hill

/s/ Leonard J. Kennedy	Director	March 31, 2006

Leonard J. Kennedy

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT TITLE
2.1	Agreement and Plan of Merger among Sprint Nextel Corporation, AHI Merger Sub Inc. and Alamosa Holdings, Inc. dated as of November 21, 2005, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 22, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
2.2	Amendment to the Agreement and Plan of Merger among Sprint Nextel Corporation, AHI Merger Sub Inc. and Alamosa Holdings, Inc. dated as of November 21, 2005, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 14, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
2.3	Agreement and Plan of Merger, dated as of December 7, 2004, by and among Alamosa Holdings, Inc., A-Co. Merger Sub, Inc. and AirGate PCS, Inc., (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by Alamosa Holdings, Inc., on December 9, 2004 (SEC File No. 000-32357).
3.1	Amended and Restated Certificate of Incorporation of Alamosa (Delaware), Inc., filed as Exhibit 3.1 to Form 10-Q of Alamosa (Delaware), Inc. for the quarterly period ended June 30, 2001 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
3.2	Amended and Restated Bylaws of Alamosa (Delaware), Inc., filed as Exhibit 3.2 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.2	Indenture for 12½% Senior Notes due 2011, dated as of January 31, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.4 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.3	Form of Global Note relating to the 12½% Senior Notes due 2011, filed as Exhibit 4.5 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.4	First Supplemental Indenture for 12½% Senior Notes due 2011, dated as of February 14, 2001, among Roberts Wireless Communications, L.L.C., Roberts Wireless Properties, LLC, Washington Oregon Wireless, LLC, Alamosa Holdings, LLC, Alamosa Properties, L.P., Alamosa (Wisconsin) Properties, LLC, Washington Oregon Wireless Properties, LLC, Washington Oregon Wireless Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.7 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
4.5	Registration Rights Agreement, relating to 12½% Senior Notes due 2011, dated as of January 24, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto, Salomon Smith Barney Inc., TD Securities (USA) Inc., Credit Suisse First Boston Corporation, First Union Securities, Inc., Lehman Brothers Inc., and Scotia Capital (USA) Inc., filed as Exhibit 4.9 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
4.6	Second Supplemental Indenture for 12½% Senior Notes due 2011, dated as of March 30, 2001, among SWLP, L.L.C., SWGP, L.L.C., Southwest PCS, L.P., Southwest PCS Properties, LLC, Southwest PCS Licenses, LLC, Alamosa (Delaware), Inc. (on behalf of itself and the Existing Subsidiary Guarantors) and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.11 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.7	Indenture for 13 5/8% Senior Notes due 2011, dated August 15, 2001, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto, and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.12 to the Registration Statement on Form S-4, dated August 28, 2001 (SEC File No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.8	Form of Global Note relating to the 13 5/8% Senior Notes due 2011, filed as Exhibit 4.13 to the Registration Statement on Form S-4, dated August 28, 2001 (SEC File No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.9	Registration Rights Agreement, dated August 7, 2001, by and among Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto, Salomon Smith Barney Inc., TD Securities (USA) Inc., First Union Securities, Inc., and Scotia Capital (USA) Inc., relating to the 13 5/8% Senior Notes due 2011, filed as Exhibit 4.14 to the Registration Statement on Form S-4, dated August 28, 2001 (SEC File No. 333-68538) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
4.10	Indenture for 11% Senior Notes due 2010, dated as of November 10, 2003, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.1 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.11	Global Note relating to the 11% Senior Notes due 2010, filed as Exhibit 4.3 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.12	Indenture for 12% Senior Discount Notes due 2009, dated as of November 10, 2003, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.13	Global Note relating to the 12% Senior Discount Notes due 2009, filed as Exhibit 4.4 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
4.14	Third Supplemental Indenture for 12½% Senior Notes due 2011, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.7 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.15	Fourth Supplemental Indenture for 12½% Senior Discount Notes due 2011, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.8 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.16	First Supplemental Indenture for 13 5/8% Senior Notes due 2011, dated as of September 11, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.9 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.17	Second Supplemental Indenture for 13 5/8% Senior Discount Notes due 2011, dated as of October 29, 2003, among Alamosa Holdings, Inc., Alamosa (Delaware), Inc., the Subsidiary Guarantors set forth on Schedule I thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.10 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.18	Indenture for 8½% Senior Notes due 2012, dated as of January 20, 2004, among Alamosa (Delaware), Inc., the Subsidiary Guarantors party thereto and Wells Fargo Bank Minnesota, N.A., as trustee, filed as Exhibit 4.26 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.19	Form of Global Note relating to the 8½% Senior Notes due 2012, filed as Exhibit 4.27 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
4.20	Registration Rights Agreement, dated as of January 20, 2004, by and among Alamosa (Delaware), Inc., the Guarantors listed on the signature pages thereto, UBS Securities LLC, Bear, Stearns & Co. Inc. and Lehman Brothers Inc., relating to the 8½% Senior Notes due 2012, filed as Exhibit 4.28 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.1	CDMA 1900 SprintCom Additional Affiliate Agreement dated as of December 21, 1998, by and between Alamosa PCS, LLC and Northern Telecom, Inc., filed as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.2	Amendment No. 1 to DMS-MTX Cellular Supply Agreement dated as of January 12, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.3	Amendment No. 2 to DMS-MTX Cellular Supply Agreement, dated as of March 1, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit 10.3 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.4	Amendment No. 3 to DMS-MTX Cellular Supply Agreement, dated as of August 11, 1999, by and between Alamosa PCS, LLC and Northern Telecom Inc., filed as Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 23, 1999 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.5	Sprint PCS Management Agreement (Wisconsin), as amended by Addendum I, dated as of December 6, 1999 by and between Sprint Spectrum, L.P., WirelessCo, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.10 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.6	Sprint PCS Services Agreement (Wisconsin,) dated as of December 6, 1999, by and between Sprint Spectrum, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.7	Sprint Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.12 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.8	Sprint Spectrum Trademark and Service Mark License Agreement (Wisconsin), dated as of December 6, 1999, by and between Sprint Spectrum, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.13 to Amendment No. 3 to the Registration Statement on Form S-1, dated February 2, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.9	Engineering Service Contract, System Design and Construction Inspection, dated as of July 27, 1998, as amended, by and between Alamosa PCS, LLC and Hicks & Ragland Engineering Co., Inc., filed as Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1, dated December 23, 1999 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.10	Master Site Development and Lease Agreement, as amended, dated as of August 1998, by and between Alamosa PCS, LLC and Specialty Capital Services, Inc., filed as Exhibit 10.15 to Amendment No. 3 to the Registration Statement on Form S-1, dated December 23, 1999 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.11	Sprint PCS Management Agreement, as amended by Addendum I, dated as of December 23, 1999, by and between Sprint Spectrum, L.P., WirelessCo, L.P., Cox Communications PCS, L.P., Cox CPS License, LLC, SprintCom, Inc. and Alamosa PCS, LLC, filed as Exhibit 10.22 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.12	Sprint PCS Services Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.13	Sprint Trademark and Service Mark License Agreement, dated as of December 23, 1999, by and between Sprint Communications Company, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.14	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of December 23, 1999, by and between Sprint Spectrum, L.P. and Alamosa PCS, LLC, filed as Exhibit 10.25 to Amendment No. 2 to the Registration Statement on Form S-1, dated January 19, 2000 (SEC File No. 333-89995), of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.), which exhibit is incorporated herein by reference.
10.15	Amendment No. 4 to DMS-MTX Cellular Supply Agreement by and between Alamosa PCS, LLC and Nortel Networks Inc. (successor in interest to Northern Telecom Inc.) effective as of February 8, 2000, filed as Exhibit 10.20 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.) for the year ended December 31, 1999 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
10.16	Amended and Restated Master Design Build Agreement, dated as of March 21, 2000, by and between Texas Telecommunications, LP and Alamosa Wisconsin Limited Partnership and SBA Towers, Inc., filed as Exhibit 10.23 to Form 10-K of Alamosa (Delaware), Inc. (formerly Alamosa PCS Holdings, Inc.) for the year ended December 31, 1999 (SEC File No. 001-15657), which exhibit is incorporated herein by reference.
10.17	Addendum II to Sprint PCS Management Agreement (Wisconsin), dated as of February 3, 2000 and effective as of February 8, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.27 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.18	Addendum III to Sprint PCS Management Agreement (Wisconsin), dated as of April 25, 2000 and effective as of March 15, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.28 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.19	Addendum IV to Sprint PCS Management Agreement (Wisconsin), dated as of June 23, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.29 to Form 10-K of Alamosa Holdings, Inc., for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.20	Addendum V to Sprint PCS Management Agreement (Wisconsin), dated as of February 14, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.30 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.21	Addendum II to Sprint PCS Management Agreement, dated as of February 3, 2000 and effective as of February 8, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP (successor in interest to Alamosa PCS, LLC), filed as Exhibit 10.31 to Form 10-K of Alamosa Holdings, Inc., for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.22	Addendum III to Sprint PCS Management Agreement, dated as of April 25, 2000 and effective as of March 15, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP (successor in interest to Alamosa PCS, LLC), filed as Exhibit 10.32 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.23	Addendum IV to Sprint PCS Management Agreement, dated as of June 23, 2000, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Sprint Communications Company, L.P., and Texas Telecommunications, LP, filed as Exhibit 10.33 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.24	Addendum V to Sprint PCS Management Agreement, dated as of January 8, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., SprintCom, Inc., Cox Communications PCS, L.P., Cox PCS License, LLC, Sprint Communications Company, L.P. and Texas Telecommunications, LP, filed as Exhibit 10.34 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.25	Addendum VI to Sprint PCS Management Agreement, dated as of February 14, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications, LP, filed as Exhibit 10.35 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.26	Sprint PCS Management Agreement, dated as of June 8, 1998, as amended by Addenda I – VIII between Sprint Spectrum L.P., SprintCom, Inc. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.36 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.27	Sprint PCS Services Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.37 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.28	Sprint Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Communications Company, L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.38 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.29	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of June 8, 1998, between Sprint Spectrum L.P. and Roberts Wireless Communications, L.L.C., filed as Exhibit 10.39 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.30	Sprint PCS Management Agreement, dated as of January 25, 1999, as amended by Addenda I – III, between Sprint Spectrum L.P., WirelessCo, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.40 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.31	Sprint PCS Services Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.41 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.32	Sprint Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.
10.33	Sprint Spectrum Trademark and Service Mark License Agreement, dated as of January 25, 1999, between Sprint Spectrum L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.42 to Form 10-K of Alamosa Holdings, Inc. for the year ended December 31, 2000 (SEC File No. 000-32357), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.34	Addendum VI to Sprint PCS Management Agreement (Wisconsin), dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.45 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.35	Addendum VII to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Texas Telecommunications LP, filed as Exhibit 10.46 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.36	Addendum IX to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Roberts Wireless Communications, filed as Exhibit 10.47 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.37	Addendum IV to Sprint PCS Management Agreement, dated as of March 30, 2001, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company, L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.48 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.38	Sprint PCS Amended and Restated Management Agreement, dated March 30, 2001, as amended by Addendum IV, by and between Sprint Spectrum, L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company, L.P., and Southwest PCS, L.P., filed as Exhibit 10.49 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.39	Sprint PCS Services Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.50 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.40	Sprint Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit 10.51 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.41	Sprint Spectrum Trademark and Service Mark License Agreement, dated July 10, 1998, between Sprint Spectrum L.P. and Southwest PCS, L.P., filed as Exhibit 10.52 to the Registration Statement on Form S-4, dated May 9, 2001 (SEC File No. 333-60572) of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.42	Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.2 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.43	Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.3 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.44	Addendum V to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.4 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.45	Addendum IX to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.5 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.46	Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated as of September 12, 2003, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.6 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.47	Settlement Agreement and Mutual Release, dated as of September 12, 2003, by and among Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company L.P., WirelessCo, L.P., Alamosa Holdings, Inc., Alamosa (Delaware), Inc., Alamosa Missouri, LLC, Southwest PCS, L.P., Washington Oregon Wireless LLC, Alamosa Wisconsin Limited Partnership and Texas Telecommunications LP, Filed as Exhibit 10.7 to Form 10-Q of Alamosa Holdings, Inc. for the quarterly period ended September 30, 2003 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.48	Addendum VII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.61 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.49	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.62 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.50	Addendum VI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.63 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.51	Addendum X to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.64 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.52	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated March 26, 2004 by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.65 to the Registration Statement on Form S-4, dated April 19, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.53	Addendum VIII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Washington Oregon Wireless, LLC, filed as Exhibit 10.65 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.54	Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Texas Telecommunications LP, filed as Exhibit 10.66 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.55	Addendum VII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., SprintCom, Inc., WirelessCo, L.P., Sprint Communications Company L.P. and Southwest PCS, L.P., filed as Exhibit 10.67 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.56	Addendum XI to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Wisconsin Limited Partnership, filed as Exhibit 10.68 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.57	Addendum XII to Sprint PCS Management Agreement and Sprint PCS Services Agreement, dated June 14, 2004 by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P. and Alamosa Missouri, LLC, filed as Exhibit 10.69 to Amendment No. 1 to the Registration Statement on Form S-4, dated July 14, 2004 (SEC File No. 333-114592), of Alamosa (Delaware), Inc., which exhibit is incorporated herein by reference.
10.58+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa Holdings, Inc. and David E. Sharbutt, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 30, 2004 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.59+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Kendall Cowan filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 30, 2004 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.60	Addendum IX to Sprint PCS Management Agreement, dated as of December 2, 2005, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprintcom, Inc., Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated December 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.61	Addendum X to Sprint PCS Management Agreement, dated as of January 24, 2006, by and among Sprint Spectrum L.P., WirelessCo, L.P., Sprintcom, Inc., Sprint Communications Company, L.P. and Southwest PCS, L.P., filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 26, 2006 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.62+	Amendment No. 1 to January 1, 2005 Employment Agreement, dated November 8, 2005, by and between Alamosa Holdings, Inc. and David Sharbutt, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 14, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.63+	Amendment No. 2 to January 1, 2005 Employment Agreement, dated November 21, 2005, by and between Alamosa Holdings, Inc. and David Sharbutt, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 22, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.64+	Amendment No. 1 to January 1, 2005 Employment Agreement, dated November 8, 2005, by and between Alamosa Holdings, Inc. and Kendall Cowan, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 14, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.65+	Amendment No. 2 to January 1, 2005 Employment Agreement, dated November 21, 2005, by and between Alamosa Holdings, Inc. and Kendall Cowan, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 22, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.66+	Amendment No. 1 to January 1, 2005 Employment Agreement, dated November 8, 2005, by and between Alamosa Holdings, Inc. and Anthony Sabatino, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 14, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.

EXHIBIT NUMBER	EXHIBIT TITLE
10.67+	Amendment No. 2 to January 1, 2005 Employment Agreement, dated November 21, 2005, by and between Alamosa Holdings, Inc. and Anthony Sabatino, filed as Exhibit 10.7 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 22, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.68+	Amendment No. 1 to January 1, 2005 Employment Agreement, dated November 8, 2005, by and between Alamosa Holdings, Inc. and Loyd I. Rinehart, filed as Exhibit 10.5 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 14, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.69+	Amendment No. 2 to January 1, 2005 Employment Agreement, dated November 21, 2005, by and between Alamosa Holdings, Inc. and Loyd I. Rinehart, filed as Exhibit 10.5 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 22, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.70+	Amendment No. 1 to January 1, 2005 Employment Agreement, dated November 8, 2005, by and between Alamosa Holdings, Inc. and Steven Richardson, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 14, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.71+	Amendment No. 2 to January 1, 2005 Employment Agreement, dated November 21, 2005, by and between Alamosa Holdings, Inc. and Steven Richardson, filed as Exhibit 10.6 to the current report on Form 8-K of Alamosa Holdings, Inc., dated November 22, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.72+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Margaret Z. Couch, filed as Exhibit 10.1 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.73+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Anthony Sabatino, filed as Exhibit 10.2 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.74+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Loyd I. Rinehart, filed as Exhibit 10.3 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
10.75+	Employment Agreement, dated as of January 1, 2005, by and between Alamosa and Steven Richardson, filed as Exhibit 10.4 to the current report on Form 8-K of Alamosa Holdings, Inc., dated January 6, 2005 (SEC File No. 001-16793), which exhibit is incorporated herein by reference.
31.1 *	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	EXHIBIT TITLE
32.2 *	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Exhibit is a management contract or compensatory plan.

*	Exhibit is filed herewith.

ALAMOSA (DELAWARE), INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Alamosa (Delaware), Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Alamosa (Delaware), Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Dallas, Texas

March 31, 2006

ALAMOSA (DELAWARE), INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$122,187	$127,132
Short term investments	52,024	50,411
Customer accounts receivable, net	61,642	44,687
Receivable from Sprint Nextel	23,079	24,809
Receivable from Alamosa Holdings	19,429	—
Interest receivable	237	216
Inventory	9,283	9,136
Prepaid expenses and other assets	11,889	11,192
Deferred customer acquisition costs	4,293	6,337
Deferred tax asset	14,695	4,230
Total current assets	318,758	278,150
Property and equipment, net	442,975	441,808
Debt issuance costs, net	8,103	9,086
Intangible assets, net	390,087	416,716
Other noncurrent assets	3,582	4,188
Total assets	$1,163,505	$1,149,948
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$16,856	$24,581
Accrued expenses	44,321	42,383
Payable to Sprint Nextel	29,193	35,852
Payable to Alamosa Holdings	—	1,530
Interest payable	32,740	21,076
Deferred revenue	25,172	22,549
Current installments of capital leases	102	110
Total current liabilities	148,384	148,081
Long term liabilities:
Capital lease obligations	647	749
Other noncurrent liabilities	8,309	5,835
Deferred tax liability	29,752	16,604
Senior notes	748,123	739,141
Total long term liabilities	786,831	762,329
Total liabilities	935,215	910,410
Commitments and contingencies (see Note 18)	—	—
Stockholder’s equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 9,000 shares authorized; 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	939,118	1,003,707
Accumulated deficit	(709,130)	(764,104)
Unearned compensation	(1,698)	(65)
Total stockholder’s equity	228,290	239,538
Total liabilities and stockholder’s equity	$1,163,505	$1,149,948

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Subscriber revenues	$655,027	$555,711	$452,396
Roaming and wholesale revenues	270,590	214,230	150,772
Service revenues	925,617	769,941	603,168
Product sales	32,682	33,159	27,882
Total revenue	958,299	803,100	631,050
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $113,817, $104,775 and $110,495 for the years ended December 31, 2005, 2004 and 2003, respectively	447,955	383,295	317,229
Cost of products sold	87,594	76,183	59,651
Selling and marketing	140,993	140,833	112,626
General and administrative expenses	18,985	22,010	15,949
Merger related expenses	5,218	—	—
Depreciation and amortization	113,817	104,775	110,495
Loss on disposal of property and equipment	924	3,730	2,243
Total costs and expenses	815,486	730,826	618,193
Income from operations	142,813	72,274	12,857
Loss on debt extinguishment	(482)	(13,101)	—
Debt exchange expenses	—	—	(8,694)
Interest and other income	4,005	1,458	929
Interest expense	(78,931)	(75,739)	(99,914)
Income (loss) before income tax (expense) benefit	67,405	(15,108)	(94,822)
Income tax (expense) benefit	(12,431)	(1,571)	11,530
Net income (loss)	$54,974	$(16,679)	$(83,292)

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollars in thousands, except share amounts )
FOR THE PERIOD FROM DECEMBER 31, 2002 TO DECEMBER 31, 2005

	Comprehensive Income (Loss)	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
		Shares	Amount	Shares	Amount
Balance December 31, 2002		—	$—	100	$—	$799,403	$(664,133)	$(294)	$(1,550)	$133,426
Net loss	$(83,292)						(83,292)			(83,292)
Net change in fair value of derivative instruments qualifying as cash flow hedges, net of tax benefit of $631	1,020								1,020	1,020
Total comprehensive loss	$(82,272)
Capital infusion from Alamosa Holdings						221,115				221,115
Capital distribution to Alamosa Holdings						(4,527)				(4,527)
Amortization of unearned compensation								149		149
Balance December 31, 2003		—	—	100	—	1,015,991	(747,425)	(145)	(530)	267,891
Net loss							(16,679)			(16,679)
Termination of derivative instruments qualifying as cash flow hedges									530	530
Capital infusion from Alamosa Holdings						49				49
Capital distribution to Alamosa Holdings						(12,333)				(12,333)
Amortization of unearned compensation								80		80
Balance December 31, 2004		—	—	100	—	1,003,707	(764,104)	(65)	—	239,538
Net income							54,974			54,974
Unearned compensation						7,291		(7,291)		—
Capital distribution to Alamosa Holdings						(79,862)				(79,862)
Excess tax benefit on stock-based compensation						7,982				7,982
Amortization of unearned compensation								5,658		5,658
Balance December 31, 2005		—	$—	100	$—	$939,118	$(709,130)	$(1,698)	$—	$228,290

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$54,974	$(16,679)	$(83,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash compensation	5,658	80	149
Non-cash interest expense (benefit) on derivative instruments	—	6	(693)
Non-cash accretion of asset retirement obligations	243	187	565
Provision for bad debts	10,617	12,827	13,451
Depreciation and amortization of property and equipment	83,159	72,685	70,428
Amortization of intangible assets	30,658	32,090	40,067
Amortization of financing costs included in interest expense	912	948	4,270
Amortization of discounted interest	—	—	329
Loss on debt extinguishment	482	13,101	—
Interest accreted on discount notes	15,371	24,769	33,496
Deferred income tax expense (benefit)	10,664	1,571	(11,530)
Loss on disposal of property and equipment	924	3,730	2,243
Debt exchange expense	—	—	8,694
(Increase) decrease in:
Receivables	(25,862)	(31,557)	1,525
Receivable from/payable to Alamosa Holdings	(18,714)	(714)	(1)
Inventory	(148)	(1,827)	101
Prepaid expenses and other assets	2,271	2,498	(1,864)
Increase (decrease) in:
Accounts payable and accrued expenses	10,669	18,425	(22,234)
Net cash provided by operating activities	181,878	132,140	55,704
Cash flows from investing activities:
Proceeds from sale of assets	344	427	2,645
Purchases of property and equipment	(95,671)	(83,989)	(38,625)
Purchase of intangible asset	—	(453)	—
Net cash paid in acquisition	(865)	—	—
Change in restricted cash	—	1	34,724
Purchases of short term investments	(205,451)	(177,913)	—
Proceeds from sale of short term investments	203,837	127,502	—
Net cash used in investing activities	(97,806)	(134,425)	(1,256)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	250,000	—
Redemption of senior notes	(6,800)	—	—
Repayments of borrowings under senior secured debt	—	(200,000)	—
Debt issuance costs	—	(8,236)	(2,329)
Capital distributions	(82,107)	(10,088)	(4,527)
Payments on capital leases	(110)	(501)	(1,077)
Debt exchange expenses	—	—	(8,694)
Payment of fractional notes in debt exchange	—	—	(104)
Net cash provided by (used in) financing activities	(89,017)	31,175	(16,731)
Net increase (decrease) in cash and cash equivalents	(4,945)	28,890	37,717
Cash and cash equivalents at beginning of period	127,132	98,242	60,525
Cash and cash equivalents at end of period	$122,187	$127,132	$98,242
Supplemental disclosure - cash paid for interest	$50,984	$34,291	$79,401
Supplemental disclosure - cash paid for income taxes	$—	$230	$—
Supplemental disclosure of non-cash investing and financing activities:
Capitalized lease obligations incurred	$—	$67	$73
Change in accounts payable for purchases of property and equipment	(10,523)	(458)	11,387
Asset retirement obligations capitalized	445	212	1,248
Non-cash fixed asset additions	1,767	1,246	—
Capital infusion in connection with debt exchange	—	49	239,944
Capital distribution declared but unpaid	—	2,245	—

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except as noted)

1.    ORGANIZATION AND BUSINESS OPERATIONS

Alamosa (Delaware), Inc. (‘‘Alamosa (Delaware)’’) is a direct wholly-owned subsidiary of Alamosa PCS Holdings, Inc., an indirect wholly-owned subsidiary of Alamosa Holdings, Inc. (‘‘Alamosa Holdings’’) and, as of February 1, 2006, an indirect wholly-owned subsidiary of Sprint Nextel Corporation (‘‘Sprint Nextel’’). Alamosa Holdings was formed in July 2000. Alamosa Holdings is a holding company and through its subsidiaries, including Alamosa (Delaware), provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Southeastern, Northwestern and Midwestern United States. Alamosa (Delaware) was formed in October 1999 under the name ‘‘Alamosa PCS Holdings, Inc.’’ to operate as a holding company in anticipation of its initial public offering. On February 3, 2000, Alamosa (Delaware) completed its initial public offering. Immediately prior to the initial public offering, shares of Alamosa (Delaware) were exchanged for Alamosa PCS LLC’s (‘‘Alamosa LLC’’) membership interests, and Alamosa LLC became wholly-owned by Alamosa (Delaware). Alamosa (Delaware) and its subsidiaries are collectively referred to in these consolidated financial statements as the ‘‘Company.’’

On December 14, 2000, Alamosa (Delaware) formed a new holding company pursuant to Section 251(g) of the Delaware General Corporation Law. In that transaction, each share of Alamosa (Delaware) was converted into one share of the new holding company, and the former public company, which was renamed ‘‘Alamosa (Delaware), Inc.’’ became a wholly-owned subsidiary of the new holding company, which was renamed ‘‘Alamosa PCS Holdings, Inc.’’

On February 14, 2001, Alamosa Holdings became the new public holding company of Alamosa PCS Holdings, Inc. (‘‘Alamosa PCS Holdings’’) and its subsidiaries pursuant to a reorganization transaction in which a wholly-owned subsidiary of Alamosa Holdings was merged with and into Alamosa PCS Holdings. As a result of this reorganization, Alamosa PCS Holdings became a wholly-owned subsidiary of Alamosa Holdings, and each share of Alamosa PCS Holdings common stock was converted into one share of Alamosa Holdings common stock.

On February 15, 2005, Alamosa Holdings completed its acquisition of AirGate PCS, Inc. (‘‘AirGate’’). AirGate is a PCS Affiliate of Sprint Nextel and has the right to provide wireless communications services under the Sprint Nextel brand name in its licensed territory, which includes most of the state of South Carolina, parts of North Carolina and the eastern Georgia cities of Augusta and Savannah. AirGate is a direct wholly-owned subsidiary of Alamosa Holdings and a sister company to Alamosa (Delaware). The transaction was accounted for as a purchase and the results of operations of AirGate are included in the consolidated financial statements of Alamosa Holdings from the date of acquisition. The consolidated financial statements of Alamosa (Delaware) do not contain results of operations of AirGate.

On February 1, 2006, Sprint Nextel completed its acquisition of Alamosa Holdings and Alamosa Holdings became a wholly-owned subsidiary of Sprint Nextel. In turn, Alamosa (Delaware) became an indirect wholly-owned subsidiary of Sprint Nextel.

2.    LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of its and Alamosa Holdings’ common stock. The proceeds from these transactions have been used to fund the build-out of the Company’s portion of the PCS network of Sprint Nextel, subscriber acquisition costs and working capital.

While the Company has incurred net losses and negative cash flows from operating activities in the past, the Company generated approximately $182 million and $132 million of cash flows from operating activities for the years ended December 31, 2005 and 2004, respectively. In November 2003,

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

the Company completed a debt exchange, as described in Note 10, that provided for approximately $238 million of principal debt reduction.

As of December 31, 2005, the Company had $122 million in cash and cash equivalents as well as $52 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

The Company’s future liquidity will be dependent on a number of factors influencing its projections of operating cash flows, including those related to subscriber growth, average revenue per user, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from these assumptions, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital, which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated.

Cash and cash equivalents – Cash and cash equivalents include cash and money market funds with minimal interest rate risk and original maturities of three months or less at the date of acquisition.

The carrying amount approximates fair value.

Short term investments – The Company invests in highly liquid debt instruments with strong credit ratings. Commercial paper investments with a maturity greater than three months, but less than one year, at the time of purchase are considered to be short term investments. The carrying amount of the investments approximates fair value due to their short maturity. The Company maintains cash and cash equivalents and short term investments with certain financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy.

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

Interest is capitalized in connection with the construction of the wireless network. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. No interest costs were capitalized during 2005, 2004 or 2003. The remaining unamortized balance of capitalized interest was approximately $1,266 as of December 31, 2005.

Microwave relocation includes costs and the related obligation incurred to relocate incumbent microwave frequencies in the Company’s service area. Microwave relocation costs are amortized on a straight-line basis over 20 years beginning upon commencement of services in respective markets. The amortization of microwave relocation costs was approximately $281, $275 and $275 for the years ended December 31, 2005, 2004 and 2003, respectively.

Software costs – In accordance with Statement of Position (‘‘SOP’’) 98-1, ‘‘Accounting for Costs of Computer Software Developed or Obtained for Internal Use,’’ certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. During 2005, 2004 and 2003, the Company capitalized approximately $464, $440 and $16, respectively, in software costs under SOP 98-1, which are being amortized over a five-year life. The Company amortized computer software costs of approximately $728, $781 and $749 during 2005, 2004 and 2003, respectively.

Advertising costs – Advertising costs are expensed as incurred. Advertising expenses totaled approximately $30,572, $28,131 and $21,669 during 2005, 2004 and 2003, respectively.

Income taxes – The Company presents income taxes pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, ‘‘Accounting for Income Taxes.’’ SFAS No. 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company’s ability to recognize the benefits of the assets in future years. See Note 12.

Revenue recognition – The Company recognizes revenue as services are performed. Sprint Nextel handles the Company’s billings and collections and retains 8 percent of billed service revenues from the Company’s subscribers and from non-Sprint Nextel wireless subscribers who use the Company’s portion of the PCS network of Sprint Nextel. The amount retained by Sprint Nextel is recorded in Cost of Service and Operations. Revenues generated from the sale of handsets and accessories and from roaming services provided to Sprint Nextel wireless customers who are not based in the Company’s territories are not subject to the 8 percent charge.

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

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Effective July 1, 2003, the Company adopted the accounting provisions of Emerging Issues Task Force (‘‘EITF’’) Abstract No. 00-21, ‘‘Accounting for Revenue Arrangements with Multiple Deliverables.’’ Beginning July 1, 2003, the Company allocates amounts charged to customers at the point of activation between the sale of handsets and other equipment and the sale of wireless telecommunications services in those transactions taking place in distribution channels that are directly controlled by the Company. The amounts charged at the point of activation typically consist of the activation fee and the retail price of the equipment sold. This allocation resulted in approximately $2,347, $3,016 and $1,642 in activation fees being allocated to the sale of handsets and other equipment for the years ended December 31, 2005, 2004 and 2003, respectively.

For the years ended December 31, 2005, 2004 and 2003, the Company deferred $4,333, $5,392 and $8,300, respectively, of activation fee revenue and customer acquisition related expense. Amortization of deferred activation fee revenue and customer acquisition related expense was $7,263, $9,100 and $8,970 for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, $2,727 of the remaining deferral was classified as long-term.

Sprint Nextel and other PCS Affiliates of Sprint Nextel, pay the Company a roaming fee for each minute that a Sprint Nextel wireless subscriber based outside of the Company’s territories roams on the Company’s portion of the PCS network of Sprint Nextel. Revenue from these services is recognized as the services are performed. Similarly, the Company pays roaming fees to Sprint Nextel and other PCS Affiliates of Sprint Nextel, when the Company’s subscribers roam on the PCS network of Sprint Nextel outside of the Company’s territories. These costs are recorded as a cost of service when incurred.

Product revenues, consisting of proceeds from the sales of handsets and accessories, are recorded net of an allowance for sales returns. The allowance is estimated based on Sprint Nextel’s handset return policy that allows customers to return handsets for a full refund within 14 days of purchase. When handsets are returned to the Company, the Company may be able to reissue the handsets to other customers at little additional cost. However, when handsets are returned to Sprint Nextel for refurbishing, the Company will receive a credit from Sprint Nextel, which will be less than the amount the Company originally paid for the handset. The cost of products sold includes the total cost of accessories and handsets sold through the Company’s retail stores (including sales to local indirect retailers). The cost of handsets generally exceeds the retail sales price because the Company subsidizes the price of handsets for competitive reasons. For handsets sold through national indirect retailers (such as Radio Shack, Best Buy, etc.) and other channels controlled by Sprint Nextel, the Company reimburses Sprint Nextel for the subsidy incurred on such handsets activated within the Company’s territory and this cost is reflected in selling and marketing expenses.

Intangible assets – Identifiable intangibles include the Sprint Nextel agreements and the respective subscriber bases in place at the time of acquisition with respect to other PCS Affiliates of Sprint Nextel that were acquired by the Company. The intangible assets related to the Sprint Nextel agreements are being amortized on a straight-line basis over the remaining original term of the underlying Sprint Nextel agreements or approximately 17.6 years. The subscriber base intangible assets are amortized on a straight-line basis over the estimated life of the acquired subscribers or approximately 3 years.

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

Stock based compensation – The Company has elected to follow Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

accounting for its employee stock options. The Company has implemented the disclosure-only provisions of SFAS No. 123, ‘‘Accounting for Stock Based Compensation.’’ See Note 16.

For fixed stock options granted under these plans, the exercise price of the option equals or exceeds the market value of Alamosa Holdings’ common stock on the date of grant. Accordingly, the Company does not record compensation expense for any of the fixed stock options granted.

The following table illustrates the effects on net income (loss) had the Company applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation plans:

	Year Ended December 31,
	2005	2004	2003
Net income (loss) — as reported	$54,974	$(16,679)	$(83,292)
Add: stock-based employee compensation included in reported net income or loss, net of related tax	3,508	50	92
Deduct: stock-based employee compensation expense determined under fair value method, net of related tax effects	(6,226)	(6,325)	(5,094)
Net income (loss) — pro forma	$52,256	$(22,954)	$(88,294)

The pro forma amounts presented above may not be representative of the future effects on reported net income (loss), since the pro forma compensation expense is allocated over the periods in which options become exercisable, and new option awards may be granted each year.

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

The Company relies on Sprint Nextel to provide certain back-office functions such as billing and customer care, activation of new subscribers, handset logistics and technology development. Should Sprint Nextel be unable to provide these services, the Company could be negatively impacted. See Note 13.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Derivative financial instruments – The Company has entered into derivative financial instruments for the purpose of hedging specific exposures as part of its risk management program and holds all derivatives for purposes other than trading. Historically, the Company’s use of such instruments has been limited to interest rate swaps and collars. The Company uses hedge accounting as prescribed in SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ with respect to its interest rate swaps. As such, the fair values of these arrangements were recorded in the consolidated balance sheet with changes in fair value being reported as a component of other comprehensive income.

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

Reclassification – Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholder’s equity as previously reported.

Merger related expenses – Merger related expenses incurred by the Company prior to the acquisition of Alamosa Holdings by Sprint were expensed as incurred. These expenses primarily consisted of investment banking, legal and other professional fees.

Effects of recent accounting pronouncements – In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123(R). The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company will be required to adopt the provisions of SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123(R) did not have a material impact to the Company due to the fact that all stock based awards were cancelled and settled in cash in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006.

In June 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.’’ This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not materially impact the Company.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

On March 31, 2005, the FASB issued Interpretation No. (‘‘FIN’’) 47, ‘‘Accounting for Conditional Asset Retirement Obligations’’ which is an interpretation of SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations.’’ FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing and/or method of settlement may be conditional on a future event, including obligations to remediate asbestos at the end of a building’s useful life and obligations to dispose of chemically-treated telephone poles at the end of their useful lives. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of this interpretation did not materially impact the Company.

4.    ACCOUNTS RECEIVABLE

Customer accounts receivable – Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $6,636 and $5,728 at December 31, 2005 and 2004, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company’s historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

The following table presents the changes in the allowance for uncollectible accounts during the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Balance at beginning of year	$5,728	$5,983	$8,451
Provision for bad debts	10,617	12,827	13,451
Write-offs, net of recoveries	(9,709)	(13,082)	(15,919)
Balance at end of year	$6,636	$5,728	$5,983

Receivable from Sprint Nextel – Receivable from Sprint Nextel in the accompanying consolidated balance sheets consists of the following:

	December 31,
	2005	2004
Net roaming receivable	$15,859	$20,948
Accrued service revenue	5,799	2,910
Other amounts due from Sprint Nextel	1,421	951
	$23,079	$24,809

Net roaming receivable includes net travel revenue due from Sprint Nextel related to PCS subscribers based outside of the Company’s licensed territory who utilize the Company’s portion of the PCS network of Sprint Nextel. The net roaming receivable is net of amounts owed to Sprint Nextel related to the Company’s subscribers who utilize the PCS network of Sprint Nextel outside of the Company’s licensed territory. The receivable is recorded net due to a right of offset with respect to the receivable from/payable to Sprint Nextel with respect to travel and the fact that the activity has historically been settled on a net basis by Sprint Nextel. In addition, net roaming receivable also

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

includes amounts due from Sprint Nextel which have been collected from other PCS providers and wholesale customers for their subscribers’ usage of the Company’s portion of the PCS network of Sprint Nextel.

Accrued service revenue receivable represents the Company’s estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Other amounts due from Sprint Nextel at December 31, 2005 and 2004 primarily consist of universal service fund recoveries and interconnect revenue receivable.

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2005	2004
Land and buildings	$13,169	$12,608
Network equipment	719,382	637,607
Vehicles	2,665	2,290
Furniture and office equipment	17,462	17,304
	752,678	669,809
Accumulated depreciation	(326,287)	(245,092)
Subtotal	426,391	424,717
Microwave relocation costs	5,635	5,630
Accumulated amortization	(1,630)	(1,349)
Subtotal	4,005	4,281
Construction in progress:
Network equipment	10,963	11,717
Leasehold improvements	1,616	1,093
Subtotal	12,579	12,810
Total	$442,975	$441,808

During the year ended December 31, 2005 and 2004, the Company recorded $924 and $3,730, respectively, in losses on disposal of property and equipment. Losses were primarily related to the abandonment of certain network equipment that had become technologically obsolete.

6.    DEBT ISSUANCE COSTS

The Company defers direct costs associated with the issuance of long term debt as well as the execution of amendments to loan agreements. These costs are charged to interest expense over the life of the related debt using the effective interest method. The following table summarizes the activity with respect to debt issuance costs for the years ended December 31, 2005, 2004 and 2003.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

	For the year ended December 31,
	2005	2004	2003
Balance January 1	$9,086	$14,366	$33,351
Costs deferred	—	8,236	2,329
Amount charged to interest expense	(912)	(948)	(4,599)
Costs charged in debt extinguishments	(71)	(12,565)	(17,949)
Troubled debt restructuring	—	(3)	1,234
Balance December 31	$8,103	$9,086	$14,366

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

The costs charged in debt extinguishments in 2005 relate to the remaining portion of deferred loan costs attributable to the 12 7/8% Senior Discount Notes that were redeemed in April 2005 as discussed in Note 9. The costs charged in debt extinguishments in 2004 relate to the portion of deferred loan costs attributable to the Senior Secured Credit Facility that was terminated in 2004 as discussed in Note 9. The costs charged in debt extinguishments in 2003 relate to the portion of deferred loan costs attributable to notes that were tendered in connection with the November 2003 debt exchange discussed in Note 10. This amount was considered in determining the net excess of fair value given to noteholders over the carrying value of debt exchanged (including deferred loan costs) which represents the $1,234 identified as troubled debt restructuring in the above table. The deferred costs associated with the troubled debt restructuring were reduced in 2004 due to a private exchange transaction.

7.    INTANGIBLE ASSETS

In connection with the acquisition of other PCS Affiliates of Sprint Nextel in 2001, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint Nextel agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies.

The value assigned to the Sprint Nextel agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition or approximately 17.6 years. The value assigned to the subscriber bases acquired was amortized using the straight-line method over the estimated life of the acquired subscribers or approximately 3 years and became fully amortized during 2004.

In September 2004, the Company purchased the rights to additional territory from Sprint Nextel in connection with an amendment of one of its management agreements. The purchase price of $467 consisted of $14 allocated to purchased equipment and $453 allocated to the value of the Sprint Nextel agreement associated with the territory acquired. The intangible asset related to the Sprint Nextel agreement will be amortized over the remaining original term of the Sprint Nextel agreement at the time of purchase or approximately 14 years.

The Company entered into an asset purchase agreement with NTCH Colorado, Inc. (‘‘NTCH’’) in February 2005 with respect to the purchase of certain assets in the Grand Junction, Colorado Basic Trading Area (‘‘BTA’’). NTCH operated a wireless telecommunication network in the Grand Junction, Colorado BTA under the brand name Cleartalk. In accordance with the purchase agreement, the Company acquired subscribers and entered into operating leases for wireless tower space from NTCH and NTCH eliminated the Cleartalk brand from the Grand Junction BTA. The commencement date of this agreement was September 1, 2005, at which time the purchase price was fixed based on the number of Cleartalk subscribers that had been successfully converted to the Company’s network. The agreement also provided for the Company to reimburse NTCH for lost earnings during the transition period, which was the period from the execution of the agreement in February 2005 through the commencement date of September 1, 2005 and amounted to approximately $865.

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

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

In November 2005, the Company entered into an agreement to reimburse Sprint Nextel for costs associated with acquiring additional spectrum in its territory. The cost of that spectrum was $451 and is being amortized over the remaining life of the respective Sprint Nextel agreement or approximately 14 years.

The trends in the wireless telecommunications industry that drove the Company’s decision to launch an exchange offer for its publicly traded debt in 2003 as discussed in Note 10 were deemed to be a ‘‘triggering event’’ requiring impairment testing of the Company’s long-lived assets, including intangibles. No impairment was indicated as a result of this test.

Intangible assets consist of:

	December 31, 2005	December 31, 2004
Sprint Nextel affiliation and other agreements	$533,103	$532,653
Accumulated amortization	(146,203)	(115,937)
Subtotal	386,900	416,716
Subscriber base acquired	32,944	29,500
Accumulated amortization	(29,883)	(29,500)
Subtotal	3,061	—
Non-compete agreement	133	—
Accumulated amortization	(7)	—
Subtotal	126	—
Intangible assets, net	$390,087	$416,716

Amortization expense related to intangible assets was $30,658, $32,090 and $40,067 for the years ended December 31, 2005, 2004 and 2003, respectively.

Aggregate amortization expense relative to intangible assets for the periods shown is estimated to be as follows:

Year ended December 31,
2006	$31,445
2007	31,445
2008	31,062
2009	30,296
2010	30,296
Thereafter	235,543
Total	$390,087

8.    LEASES

Operating leases – The Company has various operating leases, primarily related to rentals of tower sites and offices. These leases have original terms that range from 5 to 10 years with one or more renewal options upon the expiration of the original term. The leases generally provide for annual rent escalation based on pre-determined amounts or percentages. The estimated increases in rent are being recognized over the term of the leases using the straight-line method. The lease term has been determined according to the provisions of SFAS No. 13, ‘‘Accounting for Leases’’ and includes renewals in cases where renewals have been determined to be reasonably assured. Leasehold improvements associated with operating leases are capitalized and amortized over the shorter of their useful life or the respective lease term.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Rental expense under operating leases was $43,394, $37,714 and $33,358 for 2005, 2004, and 2003, respectively. At December 31, 2005, the aggregate minimum rental commitments under noncancelable operating leases for the periods shown are as follows:

YEARS:
2006	$42,857
2007	43,574
2008	43,855
2009	41,388
2010	35,049
Thereafter	73,662
Total	$280,385

Capital leases – Capital leases consist of leases for rental of retail space and switch usage. The net present value of the leases was $749 and $859 at December 31, 2005 and 2004, respectively, and was included in property and equipment. Accumulated depreciation related to the assets recorded under these leases was $1,419 and $1,118 at December 31, 2005 and 2004, respectively. At December 31, 2005 the future payments under capital lease obligations, less imputed interest, are as follows:

YEARS:
2006	$176
2007	144
2008	145
2009	154
2010	122
Thereafter	324
Total minimum lease payments	1,065
Less: imputed interest	(316)
Present value of minimum lease payments	749
Less: current installments	(102)
Long-term capital lease obligations at December 31, 2005	$647

Asset Retirement Obligations – For the Company’s leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations,’’ as of January 1, 2003. The obligations associated with the Company’s operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated the costs by type of lease to be incurred upon the termination of the lease for restoration costs, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements. Upon the adoption of SFAS No. 143 on January 1, 2003, the accretion of asset retirement obligations through December 31, 2002 was recorded in the amount of $402. Additionally, the accumulated depreciation of the related assets of $364 was recorded at that time.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

The following table illustrates the activity with respect to asset retirement obligations for the years ended December 31, 2005, 2004 and 2003:

	For the years ended December 31,
	2005	2004	2003
Balance January 1	$2,212	$1,813	$—
Initial liability recorded upon adoption of SFAS No. 143	—	—	1,213
Accumulated accretion recorded upon adoption of SFAS No. 143	—	—	402
Initial obligation recorded during the year	445	212	35
Obligations settled during the year	—	—	—
Accretion of obligation during the year	243	187	163
Impact of revision in estimates	—	—	—
Balance December 31	$2,900	$2,212	$1,813

9.    LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2005	2004
Senior Notes:
12 7/8% Senior Discount Notes, net of discount	$—	$6,293
12% Senior Discount Notes, net of discount	233,303	218,028
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,895	250,895
8½% Senior Notes	250,000	250,000
Total Debt	748,123	739,141
Less current maturities	—	—
Long term debt, excluding current maturities	$748,123	$739,141

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

11% Senior Notes – The 11% Senior Notes were issued in November 2003 in connection with the debt exchange discussed in Note 10. The 11% Senior Notes mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes – The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½% payable semiannually on January 31 and July 31. The proceeds of these notes were used to permanently repay the Company’s senior secured credit facility in January 2004 as discussed herein and for general corporate purposes.

Significant terms of the senior notes include:

•	Ranking – The senior unsecured obligations of Alamosa (Delaware) are equal in right of payment to all future senior debt of Alamosa (Delaware) and senior in right of payment to all future subordinated debt of Alamosa (Delaware).

•	Guarantees – The senior unsecured obligations rank equally with all existing and future senior debt and senior to all existing and future subordinated debt. The obligations are fully and unconditionally, jointly and severally guaranteed on a senior subordinated, unsecured basis, by all the existing and any future restricted subsidiaries of Alamosa (Delaware) with the exception of Alamosa Delaware Operations, LLC, a wholly owned subsidiary of Alamosa (Delaware). Additionally, the 12½% Senior Notes and the 13 5/8% Senior Notes are also guaranteed by Alamosa Holdings.

•	Optional Redemption – The Company may use net proceeds of an equity offering to redeem up to 35% of the accreted value of the senior notes through the dates and at the redemption prices below.

	Option Through	Redemption Price
12% Senior Discount Notes	July 31, 2006	112.000%
11% Senior Notes	July 31, 2007	111.000%
8½% Senior Notes	January 31, 2007	108.500%

Additionally, the senior unsecured obligations contain call options as follows:

	Redemption Price
	12% Senior Discount Notes	12½% Senior Notes	13 5/8% Senior Notes	11% Senior Notes	8½% Senior Notes
	Year Beginning July 31,	Year Beginning January 31,	Year Beginning August 15,	Year Beginning July 31,	Year Beginning January 31,
2006	106.000%	N/A	N/A	N/A	N/A
2007	103.000%	106.250%	106.813%	105.500%	N/A
2008	101.500%	104.167%	104.542%	102.750%	104.250%
2009	100.000%	102.083%	102.271%	101.375%	102.125%
Thereafter	100.000%	100.000%	100.000%	100.000%	100.000%

•	Change of Control – Upon a change of control as defined by the respective offerings, the Company will be required to make an offer to purchase the notes at a price equal to 101% of the accreted value for the 12% Senior Discount Notes and 101% of the face amount for the 12½% Senior Notes, 13 5/8% Senior Notes, 11% Senior Notes and 8½% Senior Notes. The

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006 was deemed to be a change in control and the offer to purchase was initiated on February 15, 2006. The offer closed on March 16, 2006, at which time $12 of the 12% Senior Discount Notes and $334 of the 11% Senior Notes had been validly tendered.

•	Restrictive Covenants – The indentures governing the 12% Senior Discount Notes, the 11% Senior Notes and the 8½% Senior Notes contain covenants that, among other things and subject to important exceptions, limit our ability and the ability of our subsidiaries to incur additional debt, issue preferred stock, pay dividends, redeem capital stock or make other restricted payments or investments as defined by the indentures, create liens on assets, merge, consolidate or dispose of assets, or enter into transactions with affiliates and change lines of business. The indentures contain cross-default provisions relative to other material indebtedness. The indentures governing the 12½% Senior Notes and the 11 5/8% Senior Notes, contain no covenant protection with the exception of the restriction on asset sales.

SENIOR SECURED OBLIGATIONS

Senior Secured Credit Facility – On February 14, 2001, Alamosa Holdings, Alamosa (Delaware) and Alamosa Holdings, LLC, as borrower, entered into a $280 million senior secured credit facility (the ‘‘Senior Secured Credit Facility’’) with Citicorp USA, as administrative agent and collateral agent; Toronto Dominion (Texas), Inc., as syndication agent; EDC as co-documentation agent; First Union National Bank, as documentation agent, and a syndicate of banking and financial institutions. On March 30, 2001, the Senior Secured Credit Facility was amended to increase the facility to $333 million in relation to the acquisition of Southwest. The Senior Secured Credit Facility was again amended in August 2001 concurrent with the issuance of the 13 5/8% Senior Notes to reduce the maximum borrowing to $225 million consisting of a 7-year senior secured 12-month delayed draw term loan facility of $200 million and a 7-year senior secured revolving credit facility in an aggregate principal amount of up to $25 million.

Alamosa Holdings, LLC was also required to pay quarterly in arrears a commitment fee on the unfunded portion of the commitment of each lender. The Company entered into derivative hedging instruments to hedge a portion of the interest rate risk associated with borrowings under the Senior Secured Credit Facility as discussed in Note 17.

As of December 31, 2003, Alamosa Holdings, LLC had drawn $200 million under the term portion of the Senior Secured Credit Facility. In connection with the issuance of the 8½% Senior Notes discussed above, a portion of the proceeds from that issuance was used to permanently repay the advances outstanding under the Senior Secured Credit Facility and the facility was terminated in January 2004.

10.    DEBT EXCHANGE

In an effort to proactively manage its capital structure and align it with operating trends in the wireless telecommunications industry, the Company launched an offer to exchange its publicly traded debt on September 12, 2003. The offer, as amended on October 15, 2003 (as so amended, the ‘‘Exchange Offer’’), sought to exchange all of the Company’s existing 12 7/8% Senior Discount Notes, 12½% Senior Notes and 13 5/8% Senior Notes for a combination of new notes and convertible Alamosa Holdings preferred stock. The Exchange Offer was successful and closed on November 10, 2003.

Holders of the 12 7/8% Senior Discount Notes due 2010 (the ‘‘Discount Notes’’) who tendered their Discount Notes received, for each $1 accreted amount of the Discount Notes tendered, as of the expiration of the Exchange Offer, (1) $0.65 in original issue amount of new 12% Senior Discount Notes due 2009 (the ‘‘New Discount Notes’’) and (2) one share of Series B Convertible Preferred Stock of Alamosa Holdings with a liquidation preference of $250 per share (the ‘‘Preferred Stock’’).

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

Holders of the 12½% Senior Notes due 2011 and the 13 5/8% Senior Notes due 2010 (collectively, the ‘‘Old Cash Pay Notes’’ and, together with the Discount Notes, the ‘‘Old Notes’’) who tendered their Old Cash Pay Notes received, for each $1 principal amount of the Old Cash Pay Notes tendered, (1) $0.65 in principal amount of new 11% Senior Notes due 2010 (the ‘‘New Cash Pay Notes’’ and together with the New Discount Notes, the ‘‘New Notes’’) and (2) one share of Preferred Stock.

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

Upon the expiration and closing of the exchange Offer on November 10, 2003, the Company had received tenders from existing noteholders amounting to $343.6 million or 98 percent of the Discount Notes, $238.4 million or 95 percent of the 12½% Senior Notes and $147.5 million or 98 percent of the 13 5/8% Senior Notes. The consummation of the Exchange Offer was accounted for under the provisions of SFAS No. 15, ‘‘Accounting by Debtors and Creditors for Troubled Debt Restructurings.’’ In accordance with the provisions of SFAS No. 15, the New Notes and Preferred Stock were recorded at fair value. The excess of the fair value of the New Notes and Preferred Stock over the carrying value of the existing debt tendered by noteholders of $1,234 has been recorded in debt issuance costs and will be amortized to interest expense over the life of the New Notes due to the fact that the total cash flows associated with the New Notes exceeds the carrying value of the Old Notes. The net excess fair value of consideration of $1,234 discussed herein is comprised of debt issuance costs related to the notes that were tendered in the amount of $17,949 reduced by deferred future cash interest payments on the New Notes in the amount of $16,715. The net amount is included in debt issuance costs in the consolidated balance sheet and will be amortized as an adjustment to interest expense related to the New Notes over the life of the New Notes using the effective interest method.

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

11.    STOCKHOLDER’S EQUITY

The Company is authorized to issue 1,000 shares of preferred stock, $0.01 par value, of which no shares are issued and outstanding at December 31, 2005. The Company is authorized to issue 9,000 shares of common stock, $0.01 par value of which 100 shares are issued and outstanding at December 31, 2005. All outstanding shares of common stock of the Company are held by Alamosa Holdings.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

12.    INCOME TAXES

Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2005	2004	2003
Current:
U.S. Federal	$1,767	$—	$—
Foreign	—	—	—
State	—	—	—
Total current expense	1,767	—	—
Deferred:
U.S. Federal	11,206	(3,334)	(10,967)
Foreign	—	—	—
State	(542)	4,905	(563)
Total deferred expense (benefit)	10,664	1,571	(11,530)
Total income taxes expense (benefit)	$12,431	$1,571	$(11,530)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$148,671	$183,303
Original issue discount	45,686	44,556
Non-cash compensation	2,130	(658)
Deferred rent	1,212	1,462
Bad debt allowance	3,232	2,378
Capitalized loan costs	2,411	3,676
Cancellation of indebtedness	4,437	5,544
AMT credit	1,767	—
Other	4,474	4,544
Gross deferred tax assets	214,020	244,805
Deferred tax liabilities:
Intangible assets	146,584	158,658
Depreciation	73,319	68,446
Other	6,070	7,187
Net deferred tax assets (liabilities)	(11,953)	10,514
Valuation allowance	(3,104)	(22,888)
Deferred tax balance	$(15,057)	$(12,374)

The net deferred tax asset was fully reserved as of December 31, 2000 because of uncertainty regarding the Company’s ability to recognize the benefit of the asset in future years. In connection with acquisitions closed in 2001, a significant deferred tax liability was recorded. The reversal of the timing differences which gave rise to the deferred tax liability allowed the Company to benefit from the deferred tax assets. As such, the valuation allowance was released in 2001 with a corresponding reduction to goodwill associated with the acquisitions. The valuation allowance was restored in 2003

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

and reduced in 2005 and 2004 by $19,784 and $381, respectively, as the Company has adjusted the valuation allowance to reflect deferred tax assets at the amounts expected to be realized.

The provision for income taxes is different than the amount computed using the applicable statutory federal income tax rate due to the differences summarized below:

	Year Ended December 31,
	2005	2004	2003
Federal tax expense (benefit) at statutory rate	35.00%	(35.00)%	(35.00)%
Disallowed interest on high yield discount obligations	11.60%	19.47%	0.83%
Other permanent differences	0.14	0.52	0.06
State taxes	1.77	(3.79)	(2.88)
Valuation allowance	(27.92)	28.01	24.54
Other	(2.15)	1.19	0.29
Provision (benefit) for income taxes	18.44%	10.40%	(12.16)%

As of December 31, 2005, the Company has available federal net operating loss carryforwards totaling approximately $390 million which expire beginning in 2021. In addition, the Company has available state net operating loss carryforwards totaling approximately $308 million which expire beginning in 2005. Utilization of net operating loss carryforwards may be limited by ownership changes which could occur in the future.

13.    SPRINT NEXTEL AGREEMENTS

In accordance with the Company’s affiliation agreements with Sprint Nextel, Sprint Nextel provides the company various services including billing, customer care, collections and inventory logistics. In addition, Sprint Nextel bills the Company for various pass-through items such as commissions and rebates to national retail merchants, handset subsidies on handsets activated in the Company’s territory but not sold by the Company and long distance charges.

In 2003, the Company executed amendments to its affiliation agreements with Sprint Nextel. The amendments, among other things, established fixed per subscriber costs for services that the Company purchases from Sprint Nextel through December 31, 2006 in the form of two new fees. The amendments created a new combined service bureau fee, which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The combined service bureau fee was initially set at $7.70 per average subscriber per month through December 31, 2006 and will be recorded in costs of services and operations in the consolidated statement of operations. The amendments also created a new per-activation fee, which consolidates numerous fees that were previously settled separately, for marketing services such as subscriber activation and handset logistics. The per-activation fee was initially calculated as a percentage of certain of Sprint PCS’ selling and marketing expenses and was to be applied to the actual number of gross subscriber activations the Company experiences on a monthly basis through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

In March 2004, the Company exercised its rights under a most favored nations clause in the Sprint Nextel agreements to implement the terms of an agreement entered into between Sprint Nextel and another PCS Affiliate of Sprint Nextel. As a result, the Company entered into new amendments that increased the per-activation fee and decreased the price to the Company on purchases of handsets and accessories. Additionally, the March 2004 amendments increased the reciprocal roaming rate for data services from $0.0014 per Kb to $0.0020 per Kb and extended the fixed reciprocal rates for voice and data roaming through December 31, 2006. In June 2004, the Company further amended its

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

agreements with Sprint Nextel to (i) reduce the combined service bureau fee from $7.70 to $7.00 per average subscriber per month and (ii) change the per-activation fee from a percentage of certain of Sprint PCS’ selling and marketing expenses to a fixed rate of $23.00 per activation.

In addition to the new fees, the amendments changed the methodology used for settling cash received from subscribers. Historically, actual weekly cash receipts were passed through to the Company by Sprint Nextel based on a calculation of an estimate of the portion of that cash related to the Company’s activity. Under the new methodology, the Company receives its portion of billed revenue (net of an 8% affiliation fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint Nextel collects the cash from the subscriber. The provisions of the amendments became effective on December 1, 2003 and the Company has the right to evaluate subsequent amendments to the affiliation agreements of other similarly situated PCS Affiliates of Sprint Nextel and adopt the provisions of those amendments if the Company elects to do so.

Expenses reflected in the consolidated statements of operations related to the Sprint Nextel affiliation agreements are:

	Year Ended December 31,
	2005	2004	2003
Cost of service and operation	$334,061	$275,895	$217,531
Cost of products sold	87,594	76,183	59,651
Selling and marketing	56,603	57,691	47,729
Total	$478,258	$409,769	$324,911

In connection with the billing services provided to the Company by Sprint Nextel, the Company relies on Sprint Nextel to provide information as to monthly billing activity relative to all subscriber revenues. In addition, Sprint Nextel provides the information utilized for the settlement of all roaming revenue.

The Company relies upon Sprint Nextel as a service provider to provide accurate information for the settlement of revenue and expense items. The Company makes estimates used in connection with the preparation of financial statements based on the financial and statistical information provided by Sprint Nextel. The Company assesses the accuracy of this information through analytic review and reliance on the service auditor report on Sprint Nextel’s internal control processes prepared by Sprint Nextel’s external service auditor.

14.    RELATED PARTY TRANSACTIONS

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

Right of First Negotiation Agreement – On February 14, 2001, the Company entered into a right of first negotiation agreement with Roberts Tower which grants Roberts Tower a right to negotiate tower leases on a ‘‘build-to-suit’’ basis with the Company’s present and future territory. During the term of the agreement, whenever the Company or one of its subsidiaries is required to ‘‘build-to-suit’’ communications towers within the present or future territories in which the Company operates, the Company must notify Roberts Tower and Roberts Tower will have the exclusive right for a period of 30 days to negotiate with the company to provide such towers. After such 30-day period, if the Company has not reached an agreement with Roberts Tower, the Company may obtain such tower sites from other third parties. The term of this agreement is five years.

Resale Agreement – On February 14, 2001, the Company entered into a resale agreement with Messrs. Michael V. Roberts and Steven C. Roberts which permits Messrs. Michael V. Roberts and Steven C. Roberts to buy air time at a discount for resale on a basis no less favorable than any other similar agreement to which the Company may be a party. Messrs. Michael V. Roberts and Steven C. Roberts may resell such airtime anywhere such resales are permitted under applicable law. Any arrangement between the Company and Messrs. Michael V. Roberts and Steven C. Roberts for resales and use of air time will be subject to all required approvals of Sprint Nextel, Sprint Spectrum and Sprint PCS and/or any other applicable Sprint Nextel entities.

Master Lease Agreement – On February 14, 2001, Roberts and Roberts Tower entered into a master lease agreement which provides for the lease from Roberts Tower by Roberts of certain buildings, towers, tanks and/or improvements thereon for the purpose of installing, operating and maintaining communications facilities and services thereon. The initial term of the master lease agreement expired in February 2006, and Roberts has extended the initial term of the lease for the first of four additional terms of five years each. The agreement provides for monthly payments aggregating to approximately $17 per tower per year at inception, subject to an annual adjustment of 4% per annum. Roberts subsequently assigned all of its right, title and interest in the master lease agreement to its wholly owned subsidiary, Alamosa Missouri Properties, LLC (formerly Roberts Wireless Properties, L.L.C). During the years ended December 31, 2005, 2004 and 2003, $2,905, $3,037 and $2,785, respectively, in rental expense was recorded under this agreement.

In addition to the specific agreements discussed above, the Company paid $155, $194 and $287 in 2005, 2004 and 2003, respectively, to Roberts Tower for other items including the lease of retail space and switching facility space.

Other related party transactions – On December 28, 1998, the Company entered into a long-term agreement to lease space for a retail store in Lubbock, Texas with Lubbock HLH, Ltd., principally owned by one of the Company’s directors and the general manager of South Plains Advance Communications & Electronics, Inc. (‘‘SPACE’’). SPACE is a stockholder of the Company. This lease has a term of 15 years and provides for monthly payments subject to adjustment based on the Consumer Price Index on the first day of the sixth lease year and on the first day of the eleventh lease

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

year. During the years ended December 31, 2005, 2004 and 2003, $110, $115 and $110 per year, respectively, in rental expense was recorded in connection with this lease. No amount was payable at December 31, 2005. In addition to rental, $24, $26 and $24 was paid to Lubbock HLH, Ltd. in 2005, 2004 and 2003, respectively for taxes and other expenses related to the leased property.

15.    EMPLOYEE BENEFITS

Effective July 1, 2000, the Company formed the Alamosa PCS Contributions Savings Plan (‘‘Company Plan’’), a defined contribution employee savings plan sponsored by the Company under Section 401(k) of the Internal Revenue Code. During the years ended December 31, 2005, 2004 and 2003, the Company made contributions of $1,582, $1,174 and $653, respectively to the Company Plan.

Effective March 1, 2001, the Company adopted the Alamosa Holdings, Inc. Employee Stock Purchase Plan (‘‘ESPP’’). The ESPP provides that eligible employees may contribute up to 10% of their earnings towards the purchase of Company common stock. The employee per share purchase price is 85% of the fair market value of Company shares on (i) the offering date or (ii) the exercise date, whichever is lower. During the years ended December 31, 2005, 2004 and 2003, shares of Alamosa Holdings totaling 614,750, 2,001,807 and 997,325, respectively, were issued in connection with purchases by employees under the ESPP. As of December 31, 2005 and 2004, 268,203 and 274,971 shares of Alamosa Holdings were reserved for issuance under the ESPP.

16.    STOCK-BASED COMPENSATION

The Company adopted an Incentive Stock Option Plan (the ‘‘Plan’’) effective November 12, 1999, which provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Alamosa Holdings’ common stock and for other stock-based awards to officers, directors and key employees for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 2005, options to purchase 3,245,187 shares of common stock were reserved for issuance under the Plan. The compensation committee of the Board of Directors administers the Plan and determines grant prices and vesting periods. Generally, the options under the Plan vest in varying increments over a three to five-year period, expire ten years from the date of grant and are issued at exercise prices no less than 100% of the fair market value of common stock at the time of the grant.

The Company applies APB No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations, in accounting for its employee stock options. All options granted under the plan during 2005, 2004 and 2003 had no intrinsic value as the exercise price was equal to or greater than the fair market value on the date of grant, accordingly no non-cash compensation was recorded in 2005, 2004 or 2003 related to options.

The weighted-average fair value for stock options granted during 2005 with an exercise price equal to the fair market value at the date of grant (‘‘at the money’’) was $10.41 per share. The weighted-average fair value for stock options granted at the money during 2004 was $5.34 per share. The weighted-average fair value for stock options granted during 2004 with an exercise price greater than the fair market value at the date of grant (‘‘out of the money’’) was $4.49 per share. The weighted-average fair value for all stock options granted in 2003 was $1.86 per share. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

	Year Ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	123%	128%	130%
Risk-free rate of return	3.75%	3.15%	2.50%
Expected life	4.00 years	4.00 years	4.00 years

The following summarizes activity under the Company’s stock option plans:

	Number of Options			Weighted Average Exercise Price per Share
	Year End December 31,			Year End December 31,
	2005	2004	2003	2005	2004	2003
Options outstanding at beginning of the period	9,739,332	9,192,434	7,868,495	$10.63	$9.51	$11.12
Granted:
At the money	967,500	2,465,486	1,665,230	10.41	8.12	2.32
Out of the money	—	1,000	—	—	7.20	—
Exercised	(2,672,989)	(1,829,832)	(29,740)	4.05	1.75	0.27
Canceled/forfeited	(166,537)	(89,756)	(311,551)	12.33	8.35	12.56
Options outstanding at the end of the period	7,867,306	9,739,332	9,192,434	$13.13	$10.63	$9.51
Options exercisable at end of the period	6,640,475	8,007,460	7,014,075	$13.59	$11.45	$10.75

The following table summarizes information for stock options at December 31, 2005:

		Outstanding			Exercisable
Range of Exercise Prices		Number of Options	Weighted Average Exercise Price	Remaining Contractual Life	Number of Options	Weighted Average Exercise Price
$0.23	0.23	33,001	$0.23	6.8	33,001	$0.23
0.36	0.53	274,288	0.37	6.9	273,020	0.37
0.57	0.70	176,549	0.65	7.2	106,418	0.62
0.96	1.41	88,840	1.18	7.2	62,971	1.19
1.53	1.53	24,000	1.53	7.5	24,000	1.53
3.10	4.01	473,032	3.71	7.8	466,115	3.71
4.99	7.45	929,322	6.71	8.0	637,895	6.49
7.64	10.75	108,177	9.42	6.4	92,058	9.60
12.31	18.44	5,621,097	16.13	4.4	4,805,997	16.64
18.79	26.25	120,000	22.19	4.6	120,000	22.19
28.50	28.50	19,000	28.50	4.3	19,000	28.50
$0.23	28.50	7,867,306	$13.13	5.3	6,640,475	$13.59

In connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006, all outstanding stock options were cancelled and cash payments were made to the holders for the excess (if any) of $18.75 per share over the exercise price per share regardless of vesting cash payments in connection with this totaled $43,773.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

17.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

Selected information related to the Company’s senior notes is as follows:

	December 31,
	2005	2004
Book value	$748,123	$739,141
Fair value	823,225	844,053
Net unrecognized loss	$(75,102)	$(104,912)

The Company adopted the provisions of SFAS No. 133, ‘‘Accounting for Derivatives and Hedging Activities,’’ effective January 1, 2001. This statement requires that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either recognized in earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings.

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

Approximately $0, $0 and $2,680 in settlements under the above hedging instruments are included in interest expense for the years ended December 31, 2005, 2004 and 2003, respectively.

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

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

18.    COMMITMENTS AND CONTINGENCIES

Alamosa Holdings Preferred Stock Dividends – In November 2003, Alamosa Holdings issued shares of Series B Mandatorily Redeemable Convertible Preferred Stock. Holders of the Series B Mandatorily Redeemable Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 7½% of the $250 per share liquidation preference. Dividends are payable quarterly in arrears on the last calendar day of each January, April, July and October. Until July 31, 2008, Alamosa Holdings has the option to pay dividends in (i) cash, (ii) shares of Alamosa Holdings Series C Mandatorily Redeemable Convertible Preferred Stock, (iii) shares of Alamosa Holdings common stock or (iv) a combination thereof. After July 31, 2008, all dividends are payable in cash only. Alamosa Holdings is a holding company that generates no revenues. Accordingly, the source of any cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock is related to capital distributions from the Company to Alamosa Holdings. At December 31, 2005, Alamosa Holdings has 219,375 shares of Series B Mandatorily Redeemable Convertible Preferred Stock issued and outstanding. Any future cash dividends paid on the Series B Mandatorily Redeemable Convertible Preferred Stock by Alamosa Holdings may require additional capital distributions from the Company to Alamosa Holdings.

In connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006, holders of the Series B Mandatorily Redeemable Convertible Preferred Stock received consideration from Sprint Nextel and these shares were cancelled.

Employment agreements – The Company is a party to employment agreements entered into as of January 1, 2005, as amended, with its Chief Executive Officer (‘‘CEO’’) and Chief Financial Officer (‘‘CFO’’). The CEO’s agreement expires on December 31, 2007 and entitles the CEO to receive an annual base salary of $425 and $600 in 2005 and 2006, respectively, subject to increase from time to time. The agreement also provides that so long as he serves on the Company’s board of directors, he will serve as Chairman of the Board. The CFO’s agreement expires on December 31, 2006 and entitles him to receive an annual base salary of $400 and $432 in 2005 and 2006, respectively, subject to increase from time to time. The CEO and CFO are eligible to receive an annual performance-based bonus with an initial target of $340 and $280, respectively. The CEO and CFO are entitled to participate in any long-term incentive plans the Company establishes, including Alamosa Holdings’ Amended and Restated 1999 Long Term Incentive Plan (‘‘LTIP’’).

Both agreements provide for annual option grants, contingent upon continued employment. The CEO’s agreement, as amended, provides for the grant of options to purchase 80,000 shares in 2005 and 0 shares in 2006. The CFO’s agreement, as amended, provides for the grant of options to purchase 50,000 shares in 2005 and 0 shares in 2006. Additionally, both agreements provide for grants of restricted stock subject to the terms of the LTIP which vest upon continued employment and in amounts determined based upon attainment of performance goals as set forth in certain restricted stock agreements. The restricted stock grants for the CEO and CFO for 2005 were 120,000 and 100,000, respectively, based upon Company performance. The target shares for restricted stock grants for the CEO and CFO in 2006 are 80,000 and 50,000, respectively.

Each agreement entitles the CEO and CFO to $5,000 in term life insurance coverage, reimbursement for reasonable business expenses, a car allowance, reimbursement for approved club dues, reimbursement for an annual physical exam up to $5, and financial planning services up to $10 per annum. The CEO and CFO may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company’s other executives with comparable responsibilities, subject to the terms of those programs.

Both agreements provide that, upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year’s

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

base salary; (ii) the higher of (x) the executive’s target bonus or (y) the average annual bonus the executive earned over the two preceding years (the ‘‘Bonus’’); and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to three times his base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year following termination of his employment (two years if such termination occurs within twelve months following a change in control) and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

The Company is a party to employment agreements entered into as of January 1, 2005, as amended, with its Chief Technology Officer (‘‘CTO’’), Chief Operating Officer (‘‘COO’’) and Senior Vice President of Corporate Finance (‘‘SVP’’). The Company is also a party to an employment agreement entered into as of January 1, 2005 with its Chief Integration Officer (‘‘CIO’’). The agreement with the CIO expired on December 31, 2005 and the agreements with the CTO, COO and SVP expire on December 31, 2006.

The total restricted stock grants for these executives for 2005 were 180,000 based upon Company performance. Additionally these agreements provide for total restricted stock grants among these executives in the target amount of 80,000 shares during 2006. Additionally, the agreements entitle the executives to be reimbursed for reasonable business expenses, car allowances, and reimbursement for annual physical exams in amounts as set forth in their agreements as well as other allowed prerequisites. They may participate in any incentive, retirement, life, medical, disability and other benefit plans available to the Company’s other executives with comparable responsibilities, subject to the terms of those programs.

These agreements provide that upon termination of employment by the Company without cause or by the executive for good reason, within thirty days after the date of termination, the Company will provide the terminated executive a lump-sum severance payment equal to the sum of: (i) one year’s base salary; (ii) the executive’s Bonus; and (iii) a pro-rated bonus for the year of termination. If such termination occurs within twelve months following a change in control, the terminated executive is instead entitled to receive two times base salary and Bonus, plus a pro-rata bonus for the year of termination. In either case, the terminated executive will also receive continuing welfare and fringe benefits for one year (two years if such termination occurs within twelve months following a change in control) and all restricted stock and options granted to the executive under the agreement will become vested and exercisable.

These agreements contain non-compete and non-solicitation provisions effective for (i) two years following termination of employment by the Company without cause or by the executive for good reason within one year following a change in control or (ii) one year following termination of employment in any other circumstances.

The restricted stock grants associated with the employment agreements are considered variable awards as the number of the shares that will ultimately be earned by the employee is not known until December 31 of each year during the term of the agreement (the measurement dates). In accordance with FAS 123, related compensation expense associated with the annual grants is measured based on the fair market value of the award at the measurement date and is recognized over the vesting period.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

The restricted stock granted in January 2005 under the terms of these employment agreement amendments vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date has been reached, compensation expense is adjusted for changes in the fair market value. The market value of the restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders’ equity. At the measurement date on December 31, 2005, the unearned compensation was adjusted to $7,291 based on an increase in the fair market value of the award as of December 31, 2005 and based on the additional 192,000 shares that would be issued in January 2006 based on performance for the year ended December 31, 2005. The non-cash compensation expense recognized during the year ended December 31, 2005 was $5,658 resulting in a balance of $1,698 in unearned compensation related to these awards as of December 31, 2005.

Upon or shortly after the consummation of our merger with Sprint Nextel, the executive officers will each terminate their employment for ‘‘good reason’’ under their respective employment agreement. Our CEO's termination of employment occurred upon the consummation of the merger. Each of our CFO, COO, CTO and SVP have agreed to amend their respective employment agreement to provide that they would not terminate employment for ‘‘good reason’’ under their respective employment agreement for a specified period following the merger and that they would provide assistance with post merger transition services during this period. This period is 90-days in the case of our COO, CTO and SVP, and for our CFO, until the earlier of March 15, 2006 or the date on which we file our annual report on Form 10-K. The amendments do not change the provision in the officer's employment agreements that any determination by these executive officers that they have ‘‘good reason’’ to terminate their employment under the employment agreement after the expiration of this period will be final and conclusive.

Litigation – The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York (in re Alamosa PCS Holdings Initial Public Offering Securities Litigation, Docket No. 01 Civ. 11235), arising out of its initial public offering (the ‘‘IPO’’). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company’s favor. On October 13, 2004, the Court granted the plaintiffs’ motion for class certification in cases against six of the issuers (not including the Company), and stated that the order of certification gave ‘‘strong guidance, if not dispositive effect’’ in the cases involving all other issuers. The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to hear the appeal of the certification on an interlocutory basis, and on June 30, 2005, the Second Circuit granted their request. The Second Circuit has ordered the appeal to be scheduled and briefed in the normal course.

The issuers in the IPO cases, including the Company, have reached an agreement in principle with the plaintiffs to settle the claims asserted by the plaintiffs against them. Under the terms of the proposed settlement, the insurance carriers for the issuers will pay the plaintiffs the difference between $1 billion and all amounts which the plaintiffs recover from the underwriter defendants by

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

way of settlement or judgment. Accordingly, no payment on behalf of the issuers under the proposed settlement will be made by the issuers themselves. The claims against the issuers will be dismissed, and the issuers and their officers and directors will receive releases from the plaintiffs. Under the terms of the proposed settlement, the issuers will also assign to plaintiffs certain claims which they may have against the underwriters arising out of the issuers’ IPOs, and the issuers will also agree not to assert certain other claims which they may have against the underwriters, without plaintiffs’ consent. The proposed settlement is subject to agreement among the parties on final settlement documents and the approval of the court.

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made and notice of the proposed settlement has been distributed. Class members will have until March 24, 2006, to file objections to or exclude themselves from the settlement. Those who elect to exclude themselves from the settlement may initiate their own claims against the Company, and the Company is not able to estimate or predict whether any class members, or how many, will choose to do so. The hearing on final approval of the proposed settlement is scheduled for April 24, 2006. There is no assurance that the Court will grant final approval of the settlement. If the settlement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than Company's insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On November 23, 2005, a shareholder derivative lawsuit was filed in Lubbock County, Texas, against the Company’s directors and certain of its senior officers and Alamosa Holdings as a nominal defendant (the ‘‘Defendants’’), in connection with the merger with Sprint Nextel that had been announced on November 21, 2005 (Slightom v. Sharbutt, et al., Cause No. 2005-533,080). On November 28, 2005, two additional shareholder derivative lawsuits were filed in Lubbock County, Texas, against the same Defendants, also in connection with the merger with Sprint Nextel that had been announced on November 21, 2005 (Devesty v. Sharbutt, et al., Cause No. 2005-533,094 and Czapfki v. Sharbutt, et al., Cause No. 2005-533,095).

The petitions in each of these cases alleged, among other things, that certain of the Defendants caused amendments pertaining to stock options to be made to employment agreements with the Company and that these Defendants provided confidential information to Sprint Nextel in exchange for the funding of these options, which vest immediately when Alamosa Holdings is sold. The petitions in the Consolidated Lawsuits each asserted five causes of action against the Defendants for abuse of control, breach of the fiduciary duty of candor, gross mismanagement, unjust enrichment and breach of fiduciary duty. Plaintiffs sought to have the court enjoin the consummation of the merger on the terms proposed, direct the Defendants to exercise their fiduciary duties, rescind the merger to the extent already implemented, impose a constructive trust upon any benefits improperly received by Defendants as a result of wrongful conduct, and award attorneys’ and experts’ fees to the respective plaintiffs. Plaintiffs demanded jury trials.

On December 22, 2005, Alamosa Holdings filed an original answer and special exceptions to the Slightom v. Sharbutt, et al. petition, denying the allegations in the petition and challenging plaintiff’s standing to bring the derivative claims, and on January 11, 2006, Alamosa Holdings filed original answers and special exceptions to the other petitions, in each case denying the allegations and challenging plaintiff’s standing to bring the derivative claims. On or after December 22, 2005, certain of the individual Defendants appeared in each of the cases, filing original answers and special exceptions denying the allegations in the respective petitions and challenging each respective plaintiff’s standing to bring the derivative claims. The parties thereafter engaged in settlement negotiations that have resulted in a settlement of all claims among the parties (‘‘Settlement’’). The Settlement

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

extinguishes, inter alia, all claims for any alleged violation of fiduciary duty and all claims related to the value to be paid for Alamosa’s shares in the merger.

On January 12, 2006, the parties executed a Memorandum of Understanding (‘‘MOU’’) setting out the terms of the proposed Settlement, which was conditioned upon the consummation of the merger, which took place on February 1, 2006, the execution of the definitive settlement agreement, which took place on February 22, 2006, and court approval, which was obtained on February 24, 2006. Pursuant to the MOU, Alamosa Holdings filed a supplemental Schedule 14A proxy statement on January 12, 2006, providing additional information about the proposed merger transaction. Also pursuant to the MOU, Devesty and Czapfk were consolidated with Slightom on January 27, 2006 (‘‘the Consolidated Cases’’). On February 24, 2006, the Court in the Consolidated Cases entered a Final Judgment (‘‘Judgment’’) approving the Settlement and an award of plaintiffs’ attorneys’ fees, expenses and other costs in the amount of $150, which must be paid by Defendants within five business days of the date the Judgment becomes final.

The Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations or liquidity.

19.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The quarterly results of operations (unaudited) for 2004 and 2005 by quarter are as follows:

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands)
2004:
Total revenues	$176,690	193,329	211,366	221,715
Operating income	6,509	20,394	20,035	25,336
Net income (loss)	(24,660)	1,036	1,187	5,758
2005:
Total revenues	223,604	238,875	246,940	248,880
Operating income	27,984	40,687	42,053	32,089
Net income	7,615	15,977	17,919	13,463

20.    GUARANTOR FINANCIAL STATEMENTS

Set forth below are consolidating financial statements of the issuer and guarantor subsidiaries and Alamosa Delaware Operations, LLC which is the Company's non-guarantor subsidiary (the ‘‘Non-Guarantor Subsidiary’’) of the senior notes as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003. The guarantor subsidiaries are all 100% owned by the Company and the guarantees are full and unconditional. Separate financial statements of each guarantor subsidiary have not been provided because management has determined that they are not material to investors.

Alamosa Holdings is an additional guarantor with respect to the 12½% senior notes and the 13 5/8% senior notes. Separate financial statements for Alamosa Holdings have not been provided because the 12½% senior notes and the 13 5/8% senior notes are not registered notes.

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,757	$120,414	$16	$—	$122,187
Short term investments	52,024	—	—	—	52,024
Customer accounts receivable, net	—	61,642	—	—	61,642
Receivable from Sprint Nextel	—	23,079	—	—	23,079
Intercompany receivable	—	34,405	401	(15,377)	19,429
Interest receivable	237	—	—	—	237
Inventory	—	9,283	—	—	9,283
Investment in subsidiary	977,984	—	—	(977,984)	—
Prepaid expenses and other assets	—	11,889	—	—	11,889
Deferred customer acquisition costs	—	4,293	—	—	4,293
Deferred tax asset	14,695	—	—	—	14,695
Total current assets	1,046,697	265,005	417	(993,361)	318,758
Property and equipment, net	—	442,975	—	—	442,975
Debt issuance costs, net	8,103	—	—	—	8,103
Intangible assets, net	—	390,087	—	—	390,087
Other noncurrent assets	—	3,582	—	—	3,582
Total assets	$1,054,800	$1,101,649	$417	$(993,361)	$1,163,505
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$—	$16,856	$—	$—	$16,856
Accrued expenses	522	43,799	—	—	44,321
Payable to Sprint Nextel	—	29,193	—	—	29,193
Intercompany payable	15,377	—	—	(15,377)	—
Interest payable	32,736	4	—	—	32,740
Deferred revenue	—	25,172	—	—	25,172
Current installments of capital leases	—	102	—	—	102
Total current liabilities	48,635	115,126	—	(15,377)	148,384
Capital lease obligations	—	647	—	—	647
Other noncurrent liabilities	—	8,309	—	—	8,309
Deferred tax liability	29,752	—	—	—	29,752
Senior notes	748,123	—	—	—	748,123
Total liabilities	826,510	124,082	—	(15,377)	935,215
Stockholder’s Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	939,118	—	—	—	939,118
LLC member’s equity	—	979,265	417	(979,682)	—
Accumulated deficit	(709,130)	—	—	—	(709,130)
Unearned compensation	(1,698)	(1,698)	—	1,698	(1,698)
Total stockholder’s equity	228,290	977,567	417	(977,984)	228,290
Total liabilities and stockholder’s equity	$1,054,800	$1,101,649	$417	$(993,361)	$1,163,505

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,698	$120,418	$16	$—	$127,132
Short term investments	50,411	—	—	—	50,411
Customer accounts receivable, net	—	44,687	—	—	44,687
Receivable from Sprint Nextel	—	24,809	—	—	24,809
Intercompany receivable	30,089	—	401	(30,490)	—
Interest receivable	216	—	—	—	216
Inventory	—	9,136	—	—	9,136
Investment in subsidiary	916,199	—	—	(916,199)	—
Prepaid expenses and other assets	—	11,192	—	—	11,192
Deferred customer acquisition costs	—	6,337	—	—	6,337
Deferred tax asset	4,230	—	—	—	4,230
Total current assets	1,007,843	216,579	417	(946,689)	278,150
Property and equipment, net	—	441,808	—	—	441,808
Debt issuance costs, net	9,086	—	—	—	9,086
Intangible assets, net	—	416,716	—	—	416,716
Other noncurrent assets	—	4,188	—	—	4,188
Total assets	$1,016,929	$1,079,291	$417	$(946,689)	$1,149,948
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$—	$24,581	$—	$—	$24,581
Accrued expenses	570	41,813	—	—	42,383
Payable to Sprint Nextel	—	35,852	—	—	35,852
Payable to Alamosa Holdings	—	1,530	—	—	1,530
Intercompany payable	—	30,490	—	(30,490)	—
Interest payable	21,076	—	—	—	21,076
Deferred revenue	—	22,549	—	—	22,549
Current installments of capital leases	—	110	—	—	110
Total current liabilities	21,646	156,925	—	(30,490)	148,081
Capital lease obligations	—	749	—	—	749
Other noncurrent liabilities	—	5,835	—	—	5,835
Deferred tax liability	16,604	—	—	—	16,604
Senior notes	739,141	—	—	—	739,141
Total liabilities	777,391	163,509	—	(30,490)	910,410
Stockholder’s Equity:
Preferred stock	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	1,003,707	—	—	—	1,003,707
LLC member’s equity	—	915,782	417	(916,199)	—
Accumulated deficit	(764,104)	—	—	—	(764,104)
Unearned compensation	(65)	—	—	—	(65)
Total stockholder’s equity	239,538	915,782	417	(916,199)	239,538
Total liabilities and stockholder’s equity	$1,016,929	$1,079,291	$417	$(946,689)	$1,149,948

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$655,027	$—	$—	$655,027
Roaming and wholesale revenues	—	270,590	—	—	270,590
Service revenues	—	925,617	—	—	925,617
Product sales	—	32,682	—	—	32,682
Total revenue	—	958,299	—	—	958,299
Costs and expenses:
Cost of service and operations	—	447,955	—	—	447,955
Cost of products sold	—	87,594	—	—	87,594
Selling and marketing	—	140,993	—	—	140,993
General and administrative expenses	1,440	17,545	—	—	18,985
Merger related expenses	912	4,306	—	—	5,218
Depreciation and amortization	—	113,817	—	—	113,817
Loss on disposal of property and equipment	—	924	—	—	924
Income (loss) from operations	(2,352)	145,165	—	—	142,813
Equity in earnings of subsidiaries	147,269	—	—	(147,269)	—
Loss on debt extinguishment	(482)	—	—	—	(482)
Interest and other income	1,686	2,319	—	—	4,005
Interest expense	(78,716)	(215)	—	—	(78,931)
Income before income tax expense	67,405	147,269	—	(147,269)	67,405
Income tax expense	(12,431)	—	—	—	(12,431)
Net income	$54,974	$147,269	$—	$(147,269)	$54,974

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$555,711	$—	$—	$555,711
Roaming and wholesale revenues	—	214,230	—	—	214,230
Service revenues	—	769,941	—	—	769,941
Product sales	—	33,159	—	—	33,159
Total revenue	—	803,100	—	—	803,100
Costs and expenses:
Cost of service and operations	—	383,295	—	—	383,295
Cost of products sold	—	76,183	—	—	76,183
Selling and marketing	—	140,833	—	—	140,833
General and administrative expenses	653	21,357	—	—	22,010
Depreciation and amortization	—	104,775	—	—	104,775
Loss on disposal of property and equipment	—	3,730	—	—	3,730
Income (loss) from operations	(653)	72,927	—	—	72,274
Equity in earnings of subsidiaries	59,844	—	—	(59,844)	—
Loss on debt extinguishment	—	(13,101)	—	—	(13,101)
Interest and other income	764	694	—	—	1,458
Interest expense	(75,063)	(676)	—	—	(75,739)
Income (loss) before income tax expense	(15,108)	59,844	—	(59,844)	(15,108)
Income tax expense	(1,571)	—	—	—	(1,571)
Net income (loss)	$(16,679)	$59,844	$—	$(59,844)	$(16,679)

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Revenues:
Subscriber revenues	$—	$452,396	$—	$—	$452,396
Roaming and wholesale revenues	—	150,772	—	—	150,772
Service revenues	—	603,168	—	—	603,168
Product sales	—	27,882	—	—	27,882
Total revenue	—	631,050	—	—	631,050
Costs and expenses:
Cost of services and operations	—	317,229	—	—	317,229
Cost of products sold	—	59,651	—	—	59,651
Selling and marketing	—	112,626	—	—	112,626
General and administrative expenses	1,123	14,826	—	—	15,949
Depreciation and amortization	—	110,495	—	—	110,495
Impairment of property and equipment	—	2,243	—	—	2,243
Income (loss) from operations	(1,123)	13,980	—	—	12,857
Equity in earnings of subsidiaries	1,337	—	—	(1,337)	—
Debt exchange expense	—	(8,694)	—	—	(8,694)
Interest and other income	630	299	—	—	929
Interest expense	(84,136)	(15,778)	—	—	(99,914)
Loss before income tax benefit	(83,292)	(10,193)	—	(1,337)	(94,822)
Income tax benefit	—	11,530	—	—	11,530
Net income (loss)	$(83,292)	$1,337	$—	$(1,337)	$(83,292)

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income	54,974	$147,269	$—	$(147,269)	$54,974
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(147,269)	—	—	147,269	—
Non-cash compensation	—	5,658	—	—	5,658
Non-cash accretion of asset retirement obligations	—	243	—	—	243
Provision for bad debts	—	10,617	—	—	10,617
Depreciation and amortization of property and equipment	—	83,159	—	—	83,159
Amortization of intangible assets	—	30,658	—	—	30,658
Amortization of financing costs included in interest expense	912	—	—	—	912
Loss on debt extinguishment	482	—	—	—	482
Interest accreted on discount notes	15,371	—	—	—	15,371
Deferred income taxes	10,664	—	—	—	10,664
Loss on disposal of property and equipment	—	924	—	—	924
(Increase) decrease in:
Receivables	(21)	(25,841)	—	—	(25,862)
Receivable from/payable to Alamosa Holdings	47,711	(66,425)	—	—	(18,714)
Inventory	—	(148)	—	—	(148)
Prepaid expenses and other assets	—	2,271	—	—	2,271
Increase (decrease) in:
Accounts payable and accrued expenses	11,614	(945)	—	—	10,669
Net cash provided by (used in) operating activities	(5,562)	187,440	—	—	181,878
Cash flows from investing activities:
Proceeds from sale of assets	—	344	—	—	344
Purchases of property and equipment	—	(95,671)	—	—	(95,671)
Net cash paid in acquisition	—	(865)	—	—	(865)
Purchases of short term investments	(205,451)	—	—	—	(205,451)
Proceeds from sale of short term investments	203,837	—	—	—	203,837
Net cash used in investing activities	(1,614)	(96,192)	—	—	(97,806)
Cash flows from financing activities:
Repayment of senior notes	(6,800)	—	—	—	(6,800)
Capital distributions	9,035	(91,142)	—	—	(82,107)
Payments on capital leases	—	(110)	—	—	(110)
Net cash provided by (used in) financing activities	2,235	(91,252)	—	—	(89,017)
Net decrease in cash and cash equivalents	(4,941)	(4)	—	—	(4,945)
Cash and cash equivalents at beginning of period	6,698	120,418	16	—	127,132
Cash and cash equivalents at end of period	$1,757	$120,414	$16	$—	$122,187

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(16,679)	$59,844	$—	$(59,844)	$(16,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(59,844)	—	—	59,844	—
Non-cash compensation expense	—	80	—	—	80
Provision for bad debts	—	12,827	—	—	12,827
Non-cash interest expense on derivative instruments	—	6	—	—	6
Non-cash accretion of asset retirement obligation	—	187	—	—	187
Depreciation and amortization of property and equipment	—	72,685	—	—	72,685
Amortization of intangible assets	—	32,090	—	—	32,090
Amortization of financing costs included in interest expense	864	84	—	—	948
Deferred tax expense	1,571	—	—	—	1,571
Interest accreted on discount notes	24,769	—	—	—	24,769
Loss on debt extinguishment	—	13,101	—	—	13,101
Impairment of property and equipment	—	3,730	—	—	3,730
(Increase) decrease in:
Receivables	(216)	(31,341)	—	—	(31,557)
Receivable from/payable to Alamosa Holdings	—	(714)	—	—	(714)
Inventory	—	(1,827)	—	—	(1,827)
Prepaid expenses and other assets	195	2,303	—	—	2,498
Increase in:
Accounts payable and accrued expenses	16,826	1,599	—	—	18,425
Net cash provided by (used in) operating activities	(32,514)	164,654	—	—	132,140
Cash flows from investing activities:
Proceeds from sale of assets	—	427	—	—	427
Purchases of property and equipment	—	(83,989)	—	—	(83,989)
Purchase of intangible asset	—	(453)	—	—	(453)
Change in restricted cash	1	—	—	—	1
Purchases of short term investments	(177,913)	—	—	—	(177,913)
Proceeds from sale of short term investments	127,502	—	—	—	127,502
Investment in subsidiary	(188,313)	—	—	188,313	—
Capital infusion from Alamosa Holdings	—	188,313	—	(188,313)	—
Change in intercompany balances	18,717	(18,710)	(7)	—	—
Net cash provided by (used in) investing activities	(220,006)	85,588	(7)	—	(134,425)
Cash flows from financing activities:
Capital distribution to Alamosa Holdings	(10,088)	—	—	—	(10,088)
Debt issuance costs capitalized	(8,236)	—	—	—	(8,236)
Repayment of secured debt	—	(200,000)	—	—	(200,000)
Proceeds from senior notes	250,000	—	—	—	250,000
Payments on capital leases	—	(501)	—	—	(501)
Net cash provided by (used in) financing activities	231,676	(200,501)	—	—	31,175
Net increase (decrease) in cash and cash equivalents	(20,844)	49,741	(7)	—	28,890
Cash and cash equivalents at beginning of period	27,542	70,677	23	—	98,242
Cash and cash equivalents at end of period	$6,698	$120,418	$16	$—	$127,132

ALAMOSA (DELAWARE), INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except as noted)

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(dollars in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(83,292)	$1,337	$—	$(1,337)	$(83,292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries	(1,337)	—	—	1,337	—
Non-cash compensation expense	—	149	—	—	149
Provision for bad debts	—	13,451	—	—	13,451
Non-cash interest benefit on derivative instruments	—	(693)	—	—	(693)
Non-cash accretion of asset retirement obligation	—	565	—	—	565
Depreciation and amortization of property and equipment	—	70,428	—	—	70,428
Amortization of intangible assets	—	40,067	—	—	40,067
Amortization of financing costs included in interest expense	1,721	2,549	—	—	4,270
Amortization of discounted interest	329	—	—	—	329
Deferred tax benefit	—	(11,530)	—	—	(11,530)
Interest accreted on discount notes	33,496	—	—	—	33,496
Impairment of property and equipment	—	2,243	—	—	2,243
Debt exchange expenses	—	8,694	—	—	8,694
(increase) decrease in:
Receivables	973	552	—	—	1,525
Receivable from/payable to Alamosa Holdings	—	(1)	—	—	(1)
Inventory	—	101	—	—	101
Prepaid expenses and other assets	(194)	(1,670)	—	—	(1,864)
Decrease in:
Accounts payable and accrued expenses	(15,866)	(6,368)	—	—	(22,234)
Net cash provided by (used in) operating activities	(64,170)	119,874	—	—	55,704
Cash flows from investing activities:
Proceeds from sale of assets	—	2,645	—	—	2,645
Purchases of property and equipment	—	(38,625)	—	—	(38,625)
Change in restricted cash	34,724	—	—	—	34,724
Change in intercompany balances	43,798	(43,798)	—	—	—
Net cash provided by (used in) investing activities	78,522	(79,778)	—	—	(1,256)
Cash flows from financing activities:
Capital distribution to Alamosa Holdings	(4,527)	—	—	—	(4,527)
Debt issuance costs capitalized	—	(2,329)	—	—	(2,329)
Debt exchange expenses	—	(8,694)	—	—	(8,694)
Payment of fractional notes in debt exchange	(104)	—	—	—	(104)
Payments on capital leases	—	(1,077)	—	—	(1,077)
Net cash used in financing activities	(4,631)	(12,100)	—	—	(16,731)
Net increase in cash and cash equivalents	9,721	27,996	—	—	37,717
Cash and cash equivalents at beginning of period	17,821	42,681	23	—	60,525
Cash and cash equivalents at end of period	$27,542	$70,677	$23	$—	$98,242

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Alamosa (Delaware), Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 31, 2006 appearing in this 2005 Annual Report on Form 10-K of Alamosa (Delaware), Inc. also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2006

SCHEDULE II

ALAMOSA (DELAWARE), INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR THE PERIOD DECEMBER 31, 2003 THROUGH
DECEMBER 31, 2005 (in thousands)

Classification	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
December 31, 2003
Allowance for doubtful accounts	$8,451	$13,451	$—	$(15,919)	$5,983
Deferred tax valuation allowance	—	23,269	—	—	23,269
December 31, 2004
Allowance for doubtful accounts	$5,983	$12,827	$—	$(13,082)	$5,728
Deferred tax valuation allowance	23,269	—	—	(381)	22,888
December 31, 2005
Allowance for doubtful accounts	$5,728	$10,617	$—	$(9,709)	$6,636
Deferred tax valuation allowance	22,888	—	—	(19,784)	3,104

This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto that appear in this annual report on Form 10-K.