Form 10-Q
period 2006-03-31
ALAMOSA DELAWARE INC
filed 2006-05-15
CIK 1097722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006

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

As of May 12, 2006, 100 shares of common stock, par value $.01 per share, of the registrant were issued and outstanding.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

ALAMOSA (DELAWARE), INC.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

ALAMOSA (DELAWARE), INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except share information)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$89,776	$122,187
Short term investments	52,803	52,024
Customer accounts receivable, net	54,515	61,642
Receivable from Sprint Nextel	37,352	23,079
Receivable from Alamosa Holdings	41,431	19,429
Interest receivable	17	237
Inventory	8,795	9,283
Prepaid expenses and other assets	8,354	11,889
Deferred customer acquisition costs	4,055	4,293
Deferred tax asset	14,695	14,695
Total current assets	311,793	318,758
Property and equipment, net	428,688	442,975
Debt issuance costs, net	7,863	8,103
Intangible assets, net	382,219	390,087
Other noncurrent assets	3,546	3,582
Total assets	$1,134,109	$1,163,505
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$1,721	$16,856
Accrued expenses	50,650	44,321
Payable to Sprint Nextel	41,957	29,193
Interest payable	13,088	32,740
Deferred revenue	27,121	25,172
Current installments of capital leases	91	102
Total current liabilities	134,628	148,384
Long term liabilities:
Capital lease obligations	628	647
Other noncurrent liabilities	8,270	8,309
Deferred tax liability	32,484	29,752
Senior notes	747,777	748,123
Total long term liabilities	789,159	786,831
Total liabilities	923,787	935,215
Commitments and contingencies (see Note 12)	—	—
Stockholder’s equity:
Preferred stock, $.01 par value; 1,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 9,000 shares authorized; 100 and 100 shares issued and outstanding, respectively	—	—
Additional paid-in capital	914,964	939,118
Accumulated deficit	(704,642)	(709,130)
Unearned compensation	—	(1,698)
Total stockholder’s equity	210,322	228,290
Total liabilities and stockholder’s equity	$1,134,109	$1,163,505

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2006	2005
Revenues:
Subscriber revenues	$177,158	$155,031
Roaming and wholesale revenues	69,252	60,606
Service revenues	246,410	215,637
Product sales	8,772	7,967
Total revenue	255,182	223,604
Costs and expenses:
Cost of service and operations (excluding depreciation shown separately below of $20,682 and $17,882 for the three months ended March 31, 2006 and 2005, respectively)	120,177	101,558
Cost of products sold	20,271	24,151
Selling and marketing	33,191	36,520
General and administrative expenses	8,021	6,630
Merger related expenses	17,949	436
Depreciation and amortization	29,351	26,349
(Gain) loss on disposal of property and equipment	2	(24)
Total costs and expenses	228,962	195,620
Income from operations	26,220	27,984
Loss on debt extinguishment	(3)	—
Interest and other income	1,470	768
Interest expense	(19,975)	(19,586)
Income before income taxes	7,712	9,166
Income tax expense	(3,224)	(1,551)
Net income	$4,488	$7,615

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,488	$7,615
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash compensation	13,823	603
Non-cash accretion of asset retirement obligations	67	55
Provision for bad debts	2,763	1,773
Depreciation and amortization of property and equipment	21,483	18,783
Amortization of intangible assets	7,868	7,566
Amortization of financing costs included in interest expense	240	228
Interest accreted on discount notes	—	6,571
Deferred income tax expense	2,733	—
(Gain) loss on disposal of property and equipment	2	(24)
(Increase) decrease in:
Receivable from/payable to parent	(23,511)	(19,689)
Receivables	4,584	(16,011)
Inventory	488	(1,892)
Prepaid expenses and other assets	3,808	(1,926)
Decrease in:
Accounts payable and accrued expenses	(17,552)	(8,527)
Net cash provided by (used in) operating activities	21,284	(4,875)
Cash flows from investing activities:
Proceeds from sale of assets	12	131
Purchases of property and equipment	(16,273)	(22,773)
Proceeds from sale of short term investments	51,909	54,025
Purchases of short term investments	(52,688)	(54,362)
Net cash used in investing activities	(17,040)	(22,979)
Cash flows from financing activities:
Capital distributions to Alamosa Holdings	(36,280)	(73,980)
Payments on capital leases	(29)	(26)
Repayment of senior notes	(346)	—
Net cash used in financing activities	(36,655)	(74,006)
Net decrease in cash and cash equivalents	(32,411)	(101,860)
Cash and cash equivalents at beginning of period	122,187	127,132
Cash and cash equivalents at end of period	$89,776	$25,272
Supplemental disclosure of non-cash financing and investing activities:
Asset retirement obligations capitalized	$22	$207
Change in accounts payable for purchases of property and equipment	(9,086)	361
Non cash fixed asset additions	60	—

The accompanying notes are an integral part of the consolidated financial statements.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited consolidated balance sheets at March 31, 2006 and December 31, 2005, the unaudited consolidated statements of operations for the three months ended March 31, 2006 and 2005, the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required annually by accounting principles generally accepted in the United States of America. The financial information presented should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2005. In the opinion of management, the interim data includes all adjustments (consisting of only normally recurring adjustments) necessary for a fair statement of the results for the interim periods. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

Certain reclassifications have been made to prior period balances to conform to current period presentation.

2.    ORGANIZATION AND BUSINESS OPERATIONS

Alamosa (Delaware), Inc. (‘‘Alamosa (Delaware)’’) is a direct wholly-owned subsidiary of Alamosa PCS Holdings, Inc., an indirect wholly-owned subsidiary of Alamosa Holdings, Inc. (‘‘Alamosa Holdings’’) and an indirect wholly-owned subsidiary of Sprint Nextel Corporation (‘‘Sprint Nextel’’). Alamosa Holdings was formed in July 2000. Alamosa (Delaware) is a holding company and through its subsidiaries provides wireless personal communications services, commonly referred to as PCS, in the Southwestern, Southeastern, Northwestern and Midwestern United States. Alamosa (Delaware) and its subsidiaries are collectively referred to in these consolidated financial statements as the ‘‘Company.’’

On February 1, 2006, Sprint Nextel completed its acquisition of Alamosa Holdings and Alamosa Holdings became a wholly-owned subsidiary of Sprint Nextel. In turn, Alamosa (Delaware) became an indirect wholly-owned subsidiary of Sprint Nextel. The acquisition of Alamosa Holdings by Sprint Nextel was accounted for as an acquisition of a business using the purchase method of accounting under SFAS No. 141, ‘‘Business Combinations.’’ Accordingly, the purchase price was allocated to the assets and liabilities acquired based on fair value. The consolidated financial statements of Alamosa (Delaware) as of March 31, 2006 and for the three months ended March 31, 2006 do not reflect any adjustments in connection with this purchase price allocation as all such adjustments are reflected at the parent company and were not reflected in the Alamosa (Delaware) financial statements.

Alamosa (Delaware) shares certain corporate costs with its sister company AirGate PCS, Inc., which is a wholly-owned subsidiary of Alamosa Holdings, in accordance with a board approved cost sharing policy. These costs are incurred by Alamosa (Delaware) and allocated between Alamosa (Delaware) and AirGate based on each company’s respective minutes of use on its network. Total costs allocated to AirGate in the three months ended March 31, 2006 and 2005 were $21,951 and $2,975, respectively.

3.    LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of its and

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

Alamosa Holdings’ common stock. The proceeds from these transactions have been used to fund the build-out of the Company’s PCS network, subscriber acquisition costs and working capital.

The Company had net cash flows from operating activities of approximately $21 million and negative $5 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company reported net income of $4 million for the three months ended March 31, 2006.

As of March 31, 2006, the Company had $90 million in cash and cash equivalents as well as $53 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

The Company’s future liquidity will be dependent on a number of factors influencing its operating cash flows, including subscriber growth, average revenue per user, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from assumptions regarding these factors, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital, which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

4.    STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company elected to follow Accounting Principles Board (‘‘APB’’) Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related interpretations in accounting for its employee stock options. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), ‘‘Share Based Payment,’’ using the modified prospective method which requires the Company to record compensation expense related to stock based compensation based on the fair value of stock based compensation awards. No stock-based employee compensation cost related to option grants is reflected in the consolidated statements of operations for the three months ended March 31, 2005, as all options granted by the Company had an exercise price equal to or greater than the market value of the underlying Alamosa Holdings common stock on the date of grant resulting in no intrinsic value under APB Opinion No. 25. Non-cash compensation expense reflected in the consolidated statements of operations for the three month period ended March 31, 2005 is related to the vesting of shares of restricted stock awarded to officers and directors and unrestricted shares of stock awarded to directors and is not related to the granting of stock options. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ to stock-based employee compensation:

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

For the three months ended March 31, 2005
Net income (loss) – as reported	$7,615
Add: stock-based employee compensation included in reported net income or loss, net of related tax effects	374
Deduct: stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1,000)
Net income (loss) – pro forma	$6,989

In connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006, all outstanding employee stock options immediately vested resulting in the recognition of $8,041 in compensation expense related to the remaining unamortized value of these options at the time they were vested. For those options that had exercise prices below the $18.75 per share that Sprint Nextel paid for Alamosa Holdings’ common stock, the holders were paid the intrinsic value of the options. Cash payments in the three months ended March 31, 2006 to holders of these options was $36,280. This amount was charged to equity in accordance with the provisions of SFAS No. 123(R). As of March 31, 2006, the Company has no outstanding stock-based compensation awards.

5.	ACCOUNTS RECEIVABLE

Customer accounts receivable — Customer accounts receivable represent amounts owed to the Company by subscribers for PCS service. Customer accounts receivable do not bear interest.

The amounts presented in the consolidated balance sheets are net of an allowance for uncollectible accounts of $6,917 and $6,636 at March 31, 2006 and December 31, 2005, respectively. Estimates are used in determining the allowance for uncollectible accounts and are based on the Company’s historical collection experience, current trends, credit policy, a percentage of accounts receivable by aging category and expectations of future bad debts based on current collection activities. In determining the allowance, the Company considers historical write-offs of its receivables as well as historical changes in its credit policies. The Company also takes into consideration current trends in the credit quality of its customer base.

Receivable from Sprint Nextel — Receivable from Sprint Nextel in the accompanying consolidated balance sheets consists of the following:

	March 31, 2006	December 31, 2005
Net roaming receivable	$28,026	$15,859
Accrued service revenue	7,217	5,799
Other amounts due from Sprint Nextel	2,109	1,421
	$37,352	$23,079

Net roaming receivable includes net travel revenue due from Sprint Nextel related to PCS subscribers based outside of the Company’s licensed territory who utilize the Company’s PCS network. The net roaming receivable is net of amounts owed to Sprint Nextel related to the Company’s subscribers who utilize the PCS network of Sprint Nextel outside of the Company’s licensed territory. The receivable is recorded net due to a right of offset with respect to the receivable from/payable to Sprint Nextel with respect to travel and the fact that the activity has historically been settled on a net basis by Sprint Nextel. In addition, net roaming receivable also

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

includes amounts due from Sprint Nextel that have been collected from other PCS providers and wholesale customers for their subscribers’ usage of the Company’s PCS network.

Accrued service revenue receivable represents the Company’s estimate of airtime usage and other charges that have been earned but not billed at the end of the period.

Other amounts due from Sprint Nextel at March 31, 2006 and December 31, 2005 primarily consist of universal service fund recoveries and interconnect revenue receivable.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated net of accumulated depreciation and amortization of $349.3 million and $327.9 million at March 31, 2006 and December 31, 2005, respectively.

7.    ASSET RETIREMENT OBLIGATIONS

For the Company’s leased telecommunications facilities, primarily consisting of cell sites and switch site operating leases and operating leases for retail and office space, the Company has adopted SFAS No. 143, ‘‘Accounting for Asset Retirement Obligations,’’ as of January 1, 2003. The obligations associated with the Company’s operating leases primarily relate to the restoration of the leased sites to specified conditions described in the respective lease agreements. For purposes of determining the amounts recorded as asset retirement obligations associated with the respective leases, the Company has estimated by type of lease the costs to be incurred upon the termination of the lease for restoration costs or legal obligations at the site, as adjusted for expected inflation. These costs have been discounted back to the origination of the lease using an appropriate discount rate to determine the amount of obligation to be recorded upon the inception of the lease. The liability is accreted up to the expected settlement amount over the life of the lease using the effective interest rate method. A corresponding asset is recorded at the inception of the lease in the same amount as the asset retirement obligation. This asset is depreciated using the same method and life of similar network assets or leasehold improvements.

The following table illustrates the activity with respect to asset retirement obligations for the three months ended March 31, 2006 and 2005:

	For the three months ended March 31,
	2006	2005
Balance at beginning of period	$2,900	$2,212
Initial obligation recorded during the period	22	207
Accretion of obligation during the period	67	55
Balance at end of period	$2,989	$2,474

8.	INTANGIBLE ASSETS

In connection with the acquisition of other PCS Affiliates of Sprint Nextel in 2001, the Company allocated portions of the respective purchase prices to identifiable intangible assets consisting of (i) the value of the Sprint Nextel agreements in place at the acquired companies and (ii) the value of the subscriber base in place at the acquired companies.

The value assigned to the Sprint Nextel agreements is being amortized using the straight-line method over the remaining original terms of the agreements that were in place at the time of acquisition, or approximately 17.6 years. The value assigned to the subscriber bases acquired was amortized using the straight-line method over the estimated life of the acquired subscribers or approximately 3 years and became fully amortized during 2004.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

In September 2004, the Company purchased the rights to additional territory from Sprint Nextel in connection with an amendment of one of its management agreements. The purchase price of $467 consisted of $14 allocated to purchased equipment and $453 allocated to the value of the Sprint Nextel agreement associated with the territory acquired. The intangible asset related to the Sprint Nextel agreement will be amortized over the remaining original term of the Sprint Nextel agreement at the time of purchase, or approximately 14 years.

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

Intangible assets consist of:

	March 31, 2006	December 31, 2005
Sprint Nextel affiliate and other agreements	$533,103	$533,103
Accumulated amortization	(153,779)	(146,203)
Subtotal	379,324	386,900
Subscriber base acquired	32,944	32,944
Accumulated amortization	(30,170)	(29,883)
Subtotal	2,774	3,061
Non-compete agreement	133	133
Accumulated amortization	(12)	(7)
Subtotal	121	126
Intangible assets, net	$382,219	$390,087

Amortization expense related to intangible assets was $7,868 and $7,566 for the three months ended March 31, 2006 and 2005, respectively.

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
12% Senior Discount Notes, net of discount	$233,291	$233,303
12½% Senior Notes	11,600	11,600
13 5/8% Senior Notes	2,325	2,325
11% Senior Notes	250,561	250,895
8½% Senior Notes	250,000	250,000
Total Debt	747,777	748,123
Less current maturities	—	—
Long term debt, excluding current maturities	$747,777	$748,123

SENIOR NOTES

12% Senior Discount Notes — The 12% Senior Discount Notes were issued in November 2003. The 12% Senior Discount Notes mature July 31, 2009, carry a coupon rate of 12% and provide for interest deferral through July 31, 2005. The 12% Senior Discount Notes accreted to their $233 million face amount on July 31, 2005. Beginning January 31, 2006, interest is paid in cash semiannually.

12½% Senior Notes — The 12½% Senior Notes were issued in January 2001, mature February 1, 2011 and carry a coupon rate of 12½%, payable semiannually on February 1 and August 1.

13 5/8% Senior Notes — The 13 5/8% Senior Notes were issued in August 2001, mature August 15, 2011 and carry a coupon rate of 13 5/8% payable semiannually on February 15 and August 15.

11% Senior Notes — The 11% Senior Notes were issued in November 2003. The 11% Senior Notes mature July 31, 2010 and carry a coupon rate of 11%, payable semiannually on January 31 and July 31.

8½% Senior Notes — The 8½% Senior Notes were issued in January 2004, mature January 31, 2012 and carry a coupon rate of 8½% payable semiannually on January 31 and July 31.

The acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006 was considered a change in control as defined in the indentures governing the Company’s senior notes. Accordingly, the Company offered to purchase the senior notes at 101 percent of the respective face amounts. The offer closed on March 16, 2006, at which time $12 of the 12% Senior Discount Notes and $334 of the 11% Senior Notes had been validly tendered.

10.	INCOME TAXES

The Company’s effective income tax rate is based on annual pre-tax income or loss, statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company’s quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. The effective tax rate for the three months ended March 31, 2006 is 42 percent and for the three months ended March 31, 2005 was 17 percent. For 2006, the difference between the statutory rate of 35 percent

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

and the projected rate is primarily due to non-deductible interest charges and non-deductible executive compensation. For 2005, the difference between the statutory rate of 35 percent and the projected rate was primarily due to a reduction of the valuation allowance against deferred tax assets offset by non-deductible interest charges.

The income tax amounts reflected in the consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 are based on separate company income tax filing methodology. These statements do not reflect the adjustments resulting from being included in Sprint Nextel’s consolidated federal and certain combined state income tax returns subsequent to Alamosa Holdings’ acquisition by Sprint Nextel on February 1, 2006.

11.	SPRINT NEXTEL AGREEMENTS

In accordance with the Company’s agreements with Sprint Nextel, Sprint Nextel provides the company various services including billing, customer care, collections and inventory logistics. In addition, Sprint Nextel bills the Company for various pass-through items such as commissions and rebates to national retail merchants, handset subsidies on handsets activated in the Company’s territory but not sold by the Company and long distance charges.

The Company pays a combined service bureau fee for back office services such as billing and customer care. The combined service bureau fee is set at $7.00 per average subscriber per month through December 31, 2006 and is recorded in costs of services and operations in the consolidated statement of operations. The Company also pays a per-activation fee for marketing services such as subscriber activation and handset logistics. The per-activation fee is $23.00 per activation through December 31, 2006. The per-activation fee is recorded in selling and marketing expenses in the consolidated statement of operations.

The Company receives its portion of billed revenue (net of an 8% fee) less actual written off accounts in the month subsequent to billing regardless of when Sprint Nextel collects the cash from the subscriber.

Expenses reflected in the consolidated statements of operations related to the Sprint Nextel agreements are:

	For the three months ended March 31,
	2006	2005
Cost of service and operations	$90,666	$76,433
Cost of products sold	20,271	24,151
Selling and marketing	14,792	15,434
Total	$125,729	$116,018

12.	COMMITMENTS AND CONTINGENCIES

Employment agreements — The Company was a party to employment agreements entered into as of January 1, 2005, as amended, with its former Chief Executive Officer (‘‘CEO’’), former Chief Financial Officer (‘‘CFO’’), former Chief Operating Officer (‘‘COO’’), former Chief Technology Officer (‘‘CTO’’), former Senior Vice President of Corporate Finance (‘‘SVP’’) and former Chief Integration Officer (‘‘CIO’’).

All agreements provided that, upon termination of employment by the Company within twelve months following a change in control, the terminated executive is entitled to a lump sum severance payment equal to the sum of (i) three times the executives’ base salary, in the case of

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

the CEO and CFO, and two times the executives’ base salary for the others; (ii) three times (two times in the case of the COO, CTO and SVP) the higher of (x) the executive’s target bonus or (y) the average annual bonus the executive earned over the two preceding years (the ‘‘Bonus’’); and (iii) a pro-rated bonus for the year of termination. The terminated executive will also receive continuing welfare and fringe benefits for two years following termination and all restricted stock and options granted to the executive under the agreement will become vested and exercisable. Both the CEO and CFO were terminated in the three months ended March 31, 2006 following a change in control in connection with the acquisition of Alamosa Holdings by Sprint Nextel. The COO, CTO and SVP were terminated on May 1, 2006 following a change in control in connection with the acquisition of Alamosa Holdings by Sprint Nextel.

Total severance costs of $9,698 were accrued in the three months ended March 31, 2006 in connection with the termination of these employment agreements. Of this amount, $2,737 was charged to our sister company, AirGate. The net expense for the Company of $6,961 is included in merger related expenses in the consolidated statement of operations for the three months ended March 31, 2006.

The employment agreements contain non-compete and non-solicitation provisions effective for two years following termination of employment by the Company for good reason within one year following a change in control.

Restricted stock granted in connection with the employment agreements were considered variable awards as the number of the shares that would ultimately be earned by the employee was not known until December 31 of each year during the term of the agreement (the measurement dates). In accordance with FAS 123, related compensation expense associated with the annual grants was measured based on the fair market value of the award at the measurement date and recognized over the vesting period.

The 200,000 shares of restricted stock that were granted in January 2005 under the terms of each of these employment agreements were scheduled to vest 65% on March 1, 2006 and 35% on September 1, 2006. Until the measurement date was reached at December 31, 2005, compensation expense was adjusted for changes in the fair market value. The market value of the 2005 restricted stock grants was $2,468 on the date of grant and was recorded as unearned compensation, a component of shareholders’ equity. At the measurement date on December 31, 2005, the unearned compensation was adjusted to $7,291 based on an increase in the fair market value of the award as of December 31, 2005 and based on the additional 192,000 shares that would be issued in January 2006 based on performance for the year ended December 31, 2005. The non-cash compensation expense recognized during the year ended December 31, 2005 was $5,658 resulting in a balance of $1,698 in unearned compensation related to these awards as of December 31, 2005. In January 2006, the executives were awarded the full 200,000 bonus shares for 2005 as well as 210,000 target shares for 2006. All restricted stock was fully vested upon the consummation of the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006. Non-cash compensation expense of $5,782 was recognized in the three months ended March 31, 2006 in connection with the accelerated vesting of these shares.

Litigation — The Company has been named as a defendant in a number of purported securities class actions in the United States District Court for the Southern District of New York (in re Alamosa PCS Holdings Initial Public Offering Securities Litigation, Docket No. 01 Civ. 11235), arising out of its initial public offering (the ‘‘IPO’’). Various underwriters of the IPO also are named as defendants in the actions. The action against the Company is one of more than 300 related class actions which have been consolidated and are pending in the same court. The complainants seek to recover damages and allege, among other things, that the registration

ALAMOSA (DELAWARE), INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except as noted)

statement and prospectus filed with the SEC for purposes of the IPO were false and misleading because they failed to disclose that the underwriters allegedly (i) solicited and received commissions from certain investors in exchange for allocating to them shares of common stock in connection with the IPO, and (ii) entered into agreements with their customers to allocate such stock to those customers in exchange for the customers agreeing to purchase additional Company shares in the aftermarket at pre-determined prices. On February 19, 2003, the Court granted motions by the Company and 115 other issuers to dismiss the claims under Rule 10b-5 of the Exchange Act which had been asserted against them. The Court denied the motions by the Company and virtually all of the other issuers to dismiss the claims asserted against them under Section 11 of the Securities Act. The Company maintains insurance coverage which may mitigate its exposure to loss in the event that this claim is not resolved in the Company’s favor. On October 13, 2004, the Court granted the plaintiffs’ motion for class certification in cases against six of the issuers (not including the Company), and stated that the order of certification gave ‘‘strong guidance, if not dispositive effect’’ in the cases involving all other issuers. The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to hear the appeal of the certification on an interlocutory basis, and on June 30, 2005, the Second Circuit granted their request. The Second Circuit has scheduled argument on the appeal for June 6, 2006.

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

On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made and notice of the proposed settlement has been distributed. Class members had until March 24, 2006, to file objections to or exclude themselves from the settlement. Those who elected to exclude themselves from the settlement may initiate their own claims against the settling issuers. Of the approximately 17 million class members, approximately 1,093 sought exclusion from the settlement. The Court also received approximately 150 objections.

On April 24, 2006, the Court held a fairness hearing in connection with a motion for final approval of the proposed settlement. There is no assurance that the Court will grant final approval of the settlement. If the settlement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). The new rule allowed registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company adopted the provisions of SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123(R) resulted in a charge to stockholders' equity of 36.280 associated with payment for cancelled stock options in the three months ended March 31, 2006. As of March 31, 2006, the Company has no stock-based compensation awards outstanding.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report on Form 10-Q includes ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), which can be identified by the use of forward-looking terminology such as ‘‘may,’’ ‘‘might,’’ ‘‘could,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘seek,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project’’ or ‘‘continue’’ or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q regarding our financial position and liquidity may be deemed to be forward-looking statements. These forward-looking statements include:

•	forecasts of population growth in our territory;

•	statements regarding our anticipated revenues, expense levels, liquidity, capital resources and operating losses; and

•	statements regarding expectations or projections about markets in our territories.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are further disclosed in our annual report on Form 10-K for the year ended December 31, 2005 under the sections ‘‘Item 1. Business,’’ ‘‘Item 1A. Risk Factors’’ and ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.’’ Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	our dependence on Sprint Nextel;

•	modifications or amendments to the terms of our agreements with Sprint PCS, including fees paid or charged to us and other program requirements;

•	potential fluctuations in our operating results;

•	our ability to predict future subscriber growth, as well as other key operating metrics;

•	changes or advances in technology;

•	the ability to leverage third generation products and services;

•	subscriber credit quality;

•	our potential need for additional capital;

•	our inability to predict the outcomes of potentially material litigation;

•	general economic and business conditions;

•	effects of mergers and consolidations within the telecommunications industry and unexpected announcements or developments from others in the telecommunications industry;

•	the effects of vigorous competition and the overall demand for our service offerings in the markets in which we operate and the impact of new, emerging and competing technologies on our business;

•	the costs and business risks associated with providing new services and entering new markets;

•	the impact of potential adverse change in the ratings afforded our debt securities by ratings agencies;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced in this quarterly report on Form 10-Q and from time to time in other filings of ours with the Securities and Exchange Commission (‘‘SEC’’).

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above.

Definitions of Operating Metrics

We discuss the following operating metrics relating to our business in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section:

•	ARPU, or average monthly revenue per user, is a measure used to determine the average monthly subscriber revenue earned for subscribers based in our territory. This measure is calculated by dividing subscriber revenues in our consolidated statement of operations by our average daily subscribers during the period divided by the number of months in the period. Base ARPU is average monthly revenue per user excluding roaming and wholesale revenue.

•	Average monthly churn is used to measure the rate at which subscribers based in our territory deactivate service on a voluntary or involuntary basis. We calculate average monthly churn based on the number of subscribers deactivated during the period (net of transfers out of our service area and those who deactivated within 30 days of activation) as a percentage of our average daily subscriber base during the period divided by the number of months during the period.

•	Licensed POPs represent the number of residents (usually expressed in millions) in the territory in which we have the right to provide wireless mobility communications services under the Sprint brand name. The number of residents located in our territory does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

•	Covered POPs represent the number of residents (usually expressed in millions) covered by the PCS network in our territory. The number of residents covered by our network does not represent the number of wireless subscribers that we serve or expect to serve in our territory.

General

As a PCS Affiliate of Sprint Nextel, we have the right to provide certain wireless mobility communications services under the Sprint brand name in our licensed territory. We own and are responsible for building, operating and managing the portion of the PCS network of Sprint Nextel located in our territory. We offer national plans designed by Sprint Nextel as well as local plans tailored to our market demographics. Our PCS network is designed to offer a seamless connection with the 100% digital PCS nationwide wireless network of Sprint Nextel. We market Sprint branded wireless products and services through a number of distribution outlets located in our territory, including our own retail stores, major national distributors and local third party distributors. At March 31, 2006, we had total licensed POPs of over 15.8 million, covered POPs of approximately 13.6 million and total subscribers of approximately 1.1 million.

We recognize revenues from our subscribers for the provision of wireless telecommunications services, proceeds from the sales of handsets and accessories through channels controlled by us and fees from Sprint Nextel and other wireless service providers and resellers when their customers roam onto our PCS network. Sprint Nextel retains 8% of all service revenue collected from our subscribers (not including products sales and roaming charges billed to our subscribers) and all fees collected from other wireless service providers and resellers when their customers use our PCS network. We report the amount retained by Sprint Nextel as an operating expense. In addition, Sprint Nextel bills our subscribers for taxes, handset insurance, equipment and Universal Service Fund charges and other surcharges which we do not record. Sprint Nextel collects these amounts from the subscribers and remits them to the appropriate entity.

As part of our agreements with Sprint Nextel, we have contracted with Sprint Nextel to provide back office services such as customer activation, handset logistics, billing, customer care and network monitoring services. We initially elected to delegate the performance of these services to Sprint Nextel to take advantage of their economies of scale, to accelerate our build-out and market launches and to lower our initial capital requirements. The cost for these services is primarily on a per-subscriber or per-transaction basis and is recorded as an operating expense.

We are a wholly-owned subsidiary of Alamosa Holdings and an indirect wholly-owned subsidiary of Sprint Nextel. AirGate PCS, Inc. is our sister company and is also a wholly-owned subsidiary of Alamosa Holdings. We incur certain shared costs such as corporate finance, accounting and other overhead costs which are allocated to AirGate based on relative minutes of use on AirGate’s PCS network.

Alamosa Holdings, our parent corporation, is a wholly-owned subsidiary of Sprint Nextel. Consequently, subject to our obligations under the indentures under which our senior notes were issued, Sprint Nextel may cause us to amend, modify or terminate any or all of the agreements between us and other subsidiaries of Sprint Nextel. We urge you to read these agreements because they define our rights and obligations, and those of the other subsidiaries.

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

Revenue recognition — We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and to local resellers in our territories. We do not record equipment revenue on handsets and accessories purchased by our customers from national resellers or directly from Sprint Nextel. Our customers pay an activation fee when they initiate service. We allocate amounts charged to customers at the point of sale between the sale of handsets and other equipment and the sale of wireless telecommunication services in those transactions taking place in distribution channels that we directly control based on the fair value of these two elements. The portion that is allocated to the sale of wireless telecommunication services is amortized over the average life of the subscriber base. Activation fees charged in transactions outside of our directly controlled distribution channels are deferred and amortized over the average life of the subscriber base.

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

Accounting for intangible assets — In connection with acquisitions in the first quarter of 2001, we recorded certain identifiable intangible assets. Identifiable intangibles consisted of the Sprint Nextel agreements and the respective subscriber bases in place at the acquired companies at the time of acquisition. The intangible assets related to the Sprint Nextel agreements are being amortized on a straight-line basis over the remaining original term of the underlying Sprint Nextel agreements or approximately 17.6 years. The subscriber base intangible asset was being amortized on a straight-line basis over the estimated life of the acquired subscribers or approximately 3 years. The subscriber base intangible asset became fully amortized in the first quarter of 2004. We purchased the rights to additional territory from Sprint Nextel in September 2004, which resulted in the recognition of an intangible asset related to the rights under the Sprint Nextel agreement. This intangible asset is being amortized over the remaining original term of the related Sprint Nextel agreement or approximately 14 years. We purchased subscribers from an unrelated entity in 2005 and the value assigned to these subscribers is being amortized over the estimated life of the subscribers or approximately 3 years.

Long-lived asset recovery — Long-lived assets, consisting primarily of property, equipment and finite-lived intangibles, comprised approximately 71 percent of our total assets at March 31, 2006. Changes in technology or in our intended use of these assets may cause the estimated period of use or the value of these assets to change. In addition, changes in general industry conditions could cause the value of certain of these assets to change. We monitor the appropriateness of the estimated useful lives of these assets. Whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, we review the respective assets for impairment. Estimates and assumptions used in both estimating the useful life and evaluating potential impairment issues require a significant amount of judgment.

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

Consolidated Results of Operations (dollars in thousands)

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Subscriber growth and key performance indicators — We had total subscribers of approximately 1,111,000 at March 31, 2006 compared to approximately 970,000 at March 31, 2005. This growth of approximately 141,000 subscribers represents a 15 percent increase year over year. The subscriber growth is attributable to an increase in our distribution channels, mainly in our retail stores and branded dealers in our territory, as well as overall growth in the wireless telecommunications industry.

Average monthly churn for the first quarter of 2006 was approximately 2.3 percent, which was slightly higher than churn of 2.2 percent for the first quarter of 2005.

Service revenues — Service revenues consist of revenues from our subscribers and roaming and wholesale revenue earned when subscribers from other carriers or resellers of PCS service use our PCS network.

Subscriber revenue consists of payments received from our subscribers for monthly service under their service plans. Subscriber revenue also includes amortization of deferred activation fees and charges for the use of various features including PCS Vision, the wireless web and voice activated dialing. Subscriber revenues were $177,158 for the quarter ended March 31, 2006 compared to $155,031 for the quarter ended March 31, 2005. This increase of 14 percent was primarily due to the increase in our subscriber base discussed above. Base ARPU decreased slightly in the first quarter of 2006 to $54 compared to $55 in the first quarter of 2005.

Roaming and wholesale revenue is comprised of revenue from Sprint Nextel and other PCS subscribers based outside of our territory who roam onto our PCS network as well as revenue from resellers of PCS service whose subscribers use our PCS network.

Roaming revenue was $56,303 for the quarter ended March 31, 2006 compared to $48,263 for the quarter ended March 31, 2005. This increase of 17 percent was primarily due to a 13 percent increase in inbound roaming minutes to 689 million for the quarter ended March 31, 2006 compared to 612 million for the quarter ended March 31, 2005. The percentage increase in revenue was less than the percentage increase in minutes due to declining rates from carriers other than Sprint Nextel. We have a reciprocal roaming rate arrangement with Sprint Nextel pursuant to which per-minute charges for inbound and outbound roaming related to Sprint Nextel subscribers are identical. This rate is fixed at 5.8 cents per minute until December 31, 2006. We are currently a net receiver of roaming charges, meaning that the minute volume from other subscribers of Sprint branded wireless services roaming onto our network is greater than the minute volume from our subscribers roaming onto other portions of the PCS network of Sprint Nextel or other PCS Affiliates of Sprint Nextel. The ratio of inbound to outbound Sprint Nextel roaming minutes was 1.17 to 1 for the quarter ended March 31, 2006. We have experienced a significant increase in the volume of inbound roaming traffic from PCS providers other than Sprint Nextel. This traffic is settled at rates separately negotiated by Sprint Nextel on our behalf with the other PCS providers and these rates have declined in some cases during 2006 compared to 2005.

Wholesale revenue was $12,949 for the quarter ended March 31, 2006 compared to $12,343 for the quarter ended March 31, 2005. This increase of 5 percent was due to an increase in minutes associated with subscribers of other PCS carriers with whom Sprint Nextel has entered into agreements to allow those subscribers to use the PCS network of Sprint Nextel on a wholesale basis. As a result, all minutes of use for those subscribers in their home areas as well as when roaming are on the PCS network of Sprint Nextel.

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

Product sales revenue for the quarter ended March 31, 2006 was $8,772 compared to $7,967 for the quarter ended March 31, 2005. Cost of products sold for the quarter ended March 31, 2006 was $20,271 compared to $24,151 for the quarter ended March 31, 2005. As such, the subsidy on handsets sold through our retail and local indirect channels was $11,499 in the quarter ended March 31, 2006 and $16,184 in the quarter ended March 31, 2005. The decrease in subsidies of $4,685 in the three months ended March 31, 2006 is primarily due to a decrease in the number of activations through our retail and local indirect channels of approximately 18,000 subscribers.

Cost of service and operations — Cost of service and operations includes the costs of operating our PCS network. These costs include items such as tower operating leases and maintenance as well as backhaul costs, which are costs associated with transporting wireless calls across our PCS network to another carrier’s network. In addition, cost of service and operations includes outbound roaming costs, long distance charges, the 8 percent fee we pay to Sprint Nextel, back office services such as billing and customer care, as well as our provision for estimated uncollectible accounts. Expenses of $120,177 in the quarter ended March 31, 2006 were approximately 18 percent higher than the $101,558 incurred in the quarter ended March 31, 2005. The increase in expenses in the three months ended March 31, 2006 was due to the increased volume of traffic carried on our network due to the increase in our subscribers, as well as wholesale and resale customers. Total minutes of use on our network were 3.8 billion minutes in the quarter ended March 31, 2006 compared to 2.8 billion minutes in the quarter ended March 31, 2005, for an increase in traffic of 36 percent. The increase in costs was lower relative to the increase in traffic due to the leverage we experience in spreading our fixed network operating costs over a larger volume of activity.

Shared costs allocated to our sister company, AirGate, were $2,225 and $537 in the quarters ended March 31, 2006 and 2005, respectively. This allocation is reflected as a reduction of cost of service and operations.

Selling and marketing expenses — Selling and marketing expenses include advertising, promotion, sales commissions and expenses related to our distribution channels, including our retail store expenses. In addition, we reimburse Sprint Nextel for the subsidy on handsets sold through national retail stores due to the fact that these retailers purchase their handsets from Sprint Nextel. This subsidy is recorded as a selling and marketing expense. Total selling and marketing expenses of $33,191 in the quarter ended March 31, 2006 were 9 percent lower than the $36,520 incurred in the quarter ended March 31, 2005. The fluctuations experienced during the three months ended March 31, 2006 are attributable to fluctuations in variable costs resulting from a decrease in gross activations of approximately 13,000 activations in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Shared costs allocated to our sister company, AirGate, were $1,466 and $409 in the quarters ended March 31, 2006 and 2005, respectively. This allocation is reflected as a reduction of selling and marketing expenses.

General and administrative expenses — General and administrative expenses include corporate costs and expenses such as administration and finance. General and administrative expenses of $8,021 in the quarter ended March 31, 2006 were 21 percent higher than the $6,630 incurred in the quarter ended March 31, 2005. The increase in the three months ended March 31, 2006 has been caused by increased professional fees.

Shared costs allocated to our sister company, AirGate, were $3,250 and $2,029 in the quarters ended March 31, 2006 and 2005, respectively. This allocation is reflected as a reduction of general and administrative expenses.

Merger related expenses — Merger related expenses in the quarter ended March 31, 2006 of $17,949 relate to costs incurred by us in connection with the acquisition of Alamosa Holdings by Sprint Nextel on February 1, 2006. The total costs incurred were $61,198, including payment for the cancellation of Alamosa Holdings stock options in the amount of $36,280 (which was charged directly to equity and is not included in merger related expenses in the statement of operations), executive severance costs of $10,545 and investment banking, legal and other professional fees of $14,373. We charged $15,010 of the total costs incurred to our sister company, AirGate PCS. Merger related expenses in the quarter ended March 31, 2005 of $436 relates to incremental travel costs associated with our employees in connection with the acquisition of AirGate by Alamosa Holdings that are not considered part of the cost of the transaction in the purchase price allocation. These costs were incurred by us due to the fact that Alamosa Holdings has no employees.

Depreciation and amortization — Depreciation and amortization includes depreciation of our property and equipment as well as amortization of intangibles. Depreciation is calculated on the straight-line method over the estimated useful lives of the underlying assets and totaled $21,483 in the quarter ended March 31, 2006, which was 14 percent higher than the $18,783 recorded in the quarter ended March 31, 2005. The increase in the three months ended March 31, 2006 is due to the increase in depreciable costs as a result of our capital expenditures in the last nine months of 2005 and the first three months of 2006.

Amortization expense relates to identifiable intangible assets we have recorded related to the agreements with Sprint Nextel and the customer base acquired in connection with purchase transactions. Amortization expense of $7,868 in the quarter ended March 31, 2006 was comparable to the $7,566 in the quarter ended March 31, 2005.

(Gain) loss on disposal of property and equipment — We recorded a loss on disposal of property and equipment in the three months ended March 31, 2006 of $2 compared to a gain of $24 in the three months ended March 31, 2005, respectively.

Income from operations — Our operating income for the quarter ended March 31, 2006 was $26,220 compared to operating income of $27,984 for the quarter ended March 31, 2005, representing a decrease of $1,764. The decrease in operating income is primarily attributable to the merger related expenses incurred in the quarter ended March 31, 2006.

Loss on debt extinguishment — The loss on debt extinguishment of $3 recorded in 2006 represents a 1 percent premium paid to holders of $346 in senior notes who tendered such notes in the tender offer which was made in the quarter ended March 31, 2006.

Interest and other income — Interest and other income represents amounts earned on the investment of excess cash. Income of $1,470 in the quarter ended March 31, 2006 was significantly higher than the $768 earned in the quarter ended March 31, 2005. The increase in interest and other income earned in the three months ended March 31, 2006 is primarily due to increases in market interest rates.

Interest expense — Interest expense for the quarters ended March 31, 2006 and 2005 included non-cash interest of $240 and $6,799, respectively, related to the amortization of debt issuance costs and the accretion of senior discount notes. Total interest expense of $19,975 in the quarter ended March 31, 2006 is comparable to the $19,586 in the quarter ended March 31, 2005.

Income Taxes

The Company’s effective income tax rate is based on annual pre-tax income or loss, statutory tax rates, tax planning opportunities, expected future taxable income and expected reversals of taxable temporary differences. The forecasted annual rate is then applied to the Company’s quarterly operating results. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that the deferred tax assets will not be realized. The effective tax rate for the three months ended March 31, 2006 is 42 percent and for the three months ended March 31, 2005 was 17 percent. For 2006, the difference between the statutory rate of 35 percent and the projected rate is primarily due to non-deductible interest charges and non-deductible executive compensation. For 2005, the difference between the statutory rate of 35 percent and the projected rate was primarily due to a reduction of the valuation allowance against deferred tax assets offset by non-deductible interest charges.

The income tax amounts reflected in the consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 are based on separate company income tax filing methodology. These statements do not reflect the adjustments resulting from being included in Sprint Nextel’s consolidated federal and certain combined state income tax returns subsequent to Alamosa Holdings’ acquisition by Sprint Nextel on February 1, 2006.

Cash Flows

Operating activities — Operating cash flows increased $26,159 in the first quarter of 2006 compared to the first quarter of 2005. The increase is primarily due to an increase in net income before non-cash items of $10,297 and working capital changes of $15,862.

Investing activities — Our investing cash flows were negative $17,040 in the three months ended March 31, 2006 compared to negative $22,979 in the three months ended March 31, 2005. Cash purchases of property and equipment were $16,273 and $22,773 in the three months ended March 31, 2006 and 2005, respectively.

Financing activities — Our financing cash flows increased in the three months ended March 31, 2006 to negative $36,655 from negative $74,006 in the three months ended March 31, 2005. In the three months ended March 31, 2005, we made capital distributions to Alamosa Holdings in the amount of $73,980 in connection with Alamosa Holdings’ acquisition of AirGate. In the three months ended March 31, 2006, we repaid senior notes in the amount of $346 and made cash distributions to Alamosa Holdings in the form of payment of $36,280 to holders of cancelled Alamosa Holdings stock options.

Liquidity and Capital Resources

Liquidity — Since inception, the Company has financed its operations through capital contributions from owners, through debt financing and through proceeds generated from public offerings of its and Alamosa Holdings’ common stock. The proceeds from these transactions have been used to fund the build-out of the Company’s PCS network, subscriber acquisition costs and working capital.

Capital Resources — The Company had net cash flows from operating activities of approximately $13 million and negative $5 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, the Company reported net income of $4 million for the three months ended March 31, 2006.

As of March 31, 2006, the Company had $90 million in cash and cash equivalents as well as $53 million in short term investments and believes that this cash on hand plus the additional liquidity that it expects to generate from operations will be sufficient to fund expected capital expenditures and to cover its working capital and debt service requirements for at least the next 12 months.

The Company’s future liquidity will be dependent on a number of factors influencing its operating cash flows, including subscriber growth, average revenue per user, average monthly churn and costs to acquire subscribers. Should actual results differ significantly from assumptions relating to these factors, the Company’s liquidity position could be adversely affected and it could be in a position that would require it to raise additional capital, which may or may not be available on terms acceptable to the Company, if at all, and could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Inflation

We believe that inflation has not had a significant impact in the past and is not likely to have a significant impact in the foreseeable future on our results of operations.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123(R), ‘‘Share-Based Payment,’’ which is a revision of SFAS No. 123 and supersedes APB

Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosures of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of July 1, 2005. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. On April 14, 2005, the SEC announced the adoption of a new rule that amended the compliance dates for SFAS No. 123(R). The new rule allowed registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. As a result, the Company adopted the provisions of SFAS No. 123(R) on January 1, 2006. The adoption of the provisions of SFAS No. 123(R) resulted in a charge to stockholders' equity of 36.280 associated with payment for cancelled stock options in the three months ended March 31, 2006. As of March 31, 2006, the Company has no stock-based compensation awards outstanding

In June 2005, the FASB issued SFAS No. 154, ‘‘Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3.’’ This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to voluntary changes as well as those changes required by an accounting pronouncement if that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle as opposed to being shown as a cumulative adjustment in the period of change. The Statement is effective for all changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not materially impact the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted under the reduced disclosure format pursuant to General Instruction H(2)(c) of Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective.

(b)	Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

See Part I, Item 1, Note 12 under the caption ‘‘Commitments and Contingencies — Litigation’’ for a description of legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

ALAMOSA (DELAWARE), INC. (Registrant)
/s/ William G. Arendt
William G. Arendt Vice President and Controller
Date: May 15, 2006

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

* Exhibit is filed herewith.